Form 10-Q
period 2008-03-31
Catalent Pharma Solutions, Inc.
filed 2008-05-15
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-147871

(Commission File Number)

Catalent Pharma Solutions, Inc.

(exact name of registrant as specified in its charter)

Delaware	13-3523163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Schoolhouse Road, Somerset, NJ	08873
(Address of principal executive offices)	(Zip code)

(Registrants’s telephone number, including area code) (732) 537-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2008, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

CATALENT PHARMA SOLUTIONS, INC.

Special Note Regarding Forward-Looking Statements

Certain information included in this quarterly report on Form 10-Q may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-Q, are forward-looking statements. In particular, statements that we make regarding future market trends are forward-looking statements. When used in this document, the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions are intended to identify forward-looking statements.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. We disclaim any duty to update any forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include those described under the section entitled “Risk Factors” in our prospectus dated March 6, 2008, filed with the Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act on March 6, 2008 (the “Prospectus”), which is accessible on the SEC’s website at www.sec.gov and the following:

•	our substantial indebtedness following the consummation of the Acquisition;

•	our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our business;

•	competition in the industry;

•	the continued financial viability and success of our suppliers and customers, including the research and development and other scientific endeavors of our customers;

•	product or other liability risks inherent in the design, development, manufacture and marketing of our offerings;

•	changes in government regulations or our failure to comply with those regulations or other applicable laws, including environmental, health and safety laws;

•

difficulties or delays in providing quality offerings, services and support to our customers, including manufacturing problems and difficulties or delays associated with obtaining requisite regulatory consents or approvals associated with those activities;

•	uncertainties relating to general economic, political and regulatory conditions;

•	inability to enhance our existing or introduce new technology or services offerings in a timely manner, and technological developments and products offered by competitors;

•	increased costs associated with our lack of operating history as an independent company;

•	increased costs for the raw materials used by our manufacturing businesses or shortages in these raw material;

•	changes in healthcare reimbursement in the United States or internationally;

•	currency risks and other risks associated with international markets;

•	tax legislation initiatives or challenges to our tax positions;

•	failure to retain or continue to attract senior management or key personnel;

•	disruption or damage to or failure of our information systems;

•	acquisition opportunities and our ability to successfully integrate acquired businesses and realize anticipated benefits of such acquisitions;

•

the inability to protect our trade secrets and enforce our patent, copyright and trademark rights, and successful challenges to the validity of our patents, copyrights or trademarks and the associated costs;

•	certain liabilities in connection with our pension plans;

•	conflicts of interest with our controlling investors;

•	two significant deficiencies in our internal control over financial reporting; and

•	other factors as described in the Prospectus.

We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Consolidated and Combined Condensed Statements of Operations

(in millions)

Unaudited

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Net revenue	$453.3	$437.9	$1,355.3	$1,252.9
Cost of products sold	342.1	325.4	1,031.5	946.8

Gross margin	111.2	112.5	323.8	306.1
Selling, general and administrative expenses	80.1	66.1	238.6	214.2
Impairment charges and loss/(gain) on sale of asset	—	(5.6)	0.4	(2.5)
Restructuring and other special items	7.4	13.8	20.7	21.8

Operating earnings	23.7	38.2	64.1	72.6
Interest expense, net	51.7	5.1	153.0	7.7
Other expense, net	9.0	1.6	28.8	1.6

(Loss)/earnings from continuing operations before income taxes and minority interest	(37.0)	31.5	(117.7)	63.3
Income tax expense (benefit)	(5.8)	11.6	(49.8)	7.8
Minority interest expense, net of tax benefit of $0.4 million, $1.0 million, $0.5 million and $2.8 million, respectively	1.2	1.3	1.5	3.5

(Loss)/earnings from continuing operations	(32.4)	18.6	(69.4)	52.0
Income/(loss) from discontinued operations, net of tax expense (benefit) of $0.6 million, $(6.8) million, $1.1 million and $(5.7) million, respectively	1.4	3.2	(3.1)	(10.6)

Net (loss)/earnings	$(31.0)	$21.8	$(72.5)	$41.4

The accompanying notes are an integral part of these consolidated and combined condensed financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Consolidated Condensed Balance Sheets

(in millions, except shares)

Unaudited

	March 31, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$68.8	$82.7
Trade receivables, net	297.2	310.3
Inventories, net	218.1	218.9
Prepaid expenses and other	73.2	82.0
Assets held for sale	54.3	82.3

Total current assets	711.6	776.2
Property and equipment, net	1,069.4	1,056.1
Other assets:
Goodwill	1,505.0	1,421.7
Other intangibles, net	535.6	546.3
Other	70.2	62.0

Total assets	$3,891.8	$3,862.3

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$29.6	$36.4
Accounts payable	123.2	114.6
Other accrued liabilities	218.7	174.5
Liabilities held for sale	27.2	36.1

Total current liabilities	398.7	361.6
Long-term obligations, less current portion	2,363.3	2,275.6
Pension liability	82.2	106.1
Deferred income taxes	51.0	171.5
Other liabilities	40.1	30.3
Minority interest	—	6.6
Commitments and contingencies (see Note 13)
Shareholder’s equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—
Additional paid in capital	1,071.4	1,049.9
Accumulated deficit	(222.8)	(150.3)
Accumulated other comprehensive income	107.9	11.0

Total shareholder’s equity	956.5	910.6

Total liabilities and shareholder’s equity	$3,891.8	$3,862.3

The accompanying notes are an integral part of these consolidated and combined condensed financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Consolidated Condensed Statement of Changes in Shareholder’s Equity

(in millions)

Unaudited

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholder’s Equity
Balance June 30, 2007	$—	$1,049.9	$(150.3)	$11.0	$910.6
Equity contribution		14.5			14.5
Comprehensive income/(loss):
Net loss			(72.5)
Foreign currency translation adjustments, net of tax of $41 million				116.6
Change in unrealized gain/(loss) on derivatives, net of tax of $10.6 million				(19.7)

Total comprehensive income					24.4
Equity compensation		7.0			7.0

Balance at March 31, 2008	$—	$1,071.4	$(222.8)	$107.9	$956.5

The accompanying notes are an integral part of this consolidated and condensed financial statement

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Consolidated and Combined Condensed Statements of Cash Flows

(in millions)

Unaudited

	Successor	Predecessor
	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/earnings	$(72.5)	$41.4
Loss from discontinued operations	(3.1)	(10.6)

(Loss)/earnings from continuing operations	(69.4)	52.0
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	125.3	75.2
Amortization of debt financing costs	6.0
Minority interest expense	1.5	3.5
Non-cash restructuring and other special items	0.8	0.6
Asset impairments and loss on sale of assets	0.4	(2.5)
Gain on repurchase of long-term obligations	(3.8)	—
Equity compensation	7.0	18.7
Benefit for deferred income taxes	(74.5)	—
Provisions for bad debts and inventory	14.2	0.4
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	32.6	(6.8)
Decrease/(increase) in inventories	5.4	(7.1)
(Decrease)/increase in accounts payable	(2.3)	3.6
Other accrued liabilities and operating items, net	(16.5)	22.3

Net cash provided by operating activities from continuing operations	26.7	159.9

Net cash used in operating activities from discontinued operations	(4.1)	(1.2)

Net cash provided by operating activities	22.6	158.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	0.4	19.2
Additions to property and equipment	(55.8)	(99.3)

Net cash used in investing activities from continuing operations	(55.4)	(80.1)
Net cash used in investing activities from discontinuing operations	(2.1)	(8.9)

Net cash used in investing activities	(57.5)	(89.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(1.7)	(14.0)
Reduction of long-term obligations	(29.7)	(20.4)
Proceeds from long-term obligations	—	3.7
Equity contribution	14.5	—
Net transfers to Cardinal Health, Inc. and affiliates	—	(63.5)

Net cash used in financing activities from continuing operations	(16.9)	(94.2)
Net cash used in from discontinued operations	—	—

Net cash used in financing activities	(16.9)	(94.2)

Effect of foreign currency	37.9	16.9
NET DECREASE IN CASH AND EQUIVALENTS	(13.9)	(7.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82.7	133.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68.8	$126.0

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$127.4	$—
Taxes paid	$15.4	$—

The accompanying notes are an integral part of these consolidated and combined condensed financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Catalent Pharma Solutions, Inc. (“Catalent”, the “Company”, or the “Successor”) is a direct wholly-owned subsidiary of PTS Intermediate Holdings LLC (“Intermediate Holdings”). Intermediate Holdings is a direct wholly-owned subsidiary of PTS Holdings Corp. (“Parent”) and Parent is 100% owned by Phoenix Charter LLC (“Phoenix”) and certain members of the Company’s senior management. Phoenix is wholly-owned by BHP PTS Holdings LLC, an entity controlled by affiliates of The Blackstone Group (“Blackstone”), a global private investment and advisory firm.

Basis of Presentation

On April 10, 2007, certain businesses owned by Cardinal Health, Inc. (“Cardinal”) and operated as part of Cardinal’s Pharmaceutical Technologies and Services (“PTS”) segment (the “Acquired Businesses”), were acquired by an entity controlled by affiliates of Blackstone, pursuant to a Purchase and Sale Agreement dated as of January 25, 2007 entered into between Phoenix and Cardinal (the “Purchase Agreement”).

These condensed financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated and combined financial statements and related notes as of June 30, 2007 and June 30, 2006 and for the periods April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007 and for the two years ended June 30, 2006. In the opinion of management, all adjustments necessary for a fair presentation have been included. Except as disclosed elsewhere in this interim report, all adjustments are of normal recurring nature. The results reported in these condensed financial statements should not be taken as indicative of results that may be expected for the entire year.

These unaudited condensed financial statements as of and for the three and nine months ended March 31, 2008, present the consolidated financial position, results of operations and cash flows of the Successor as a stand-alone entity and the combined financial position, results of operations and cash flows of the Acquired Businesses when operated as part of the Pharmaceutical Technologies and Services (“PTS”) segment of Cardinal (hereinafter, the “Predecessor”), and for the three and nine months ended March 31, 2007, including adjustments, allocations and related party transactions and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed financial statements as of March 31, 2008 and for the three and nine months ended March 31, 2008 include the financial condition, results of operations and cash flows for the Company on a successor basis, and the impact of the preliminary purchase price allocation. These unaudited condensed financial statements include the accounts of the Company and all of its subsidiaries. All inter-company transactions have been eliminated. Certain items have been reclassified in the Company’s consolidated and combined financial statements as of June 30, 2007 to conform to the current period presentation.

The Predecessor’s unaudited financial statements were derived from the consolidated financial statements of Cardinal using the historical results of operations and the historical basis of assets and liabilities of the Predecessor. The Predecessor unaudited condensed financial statements presented may not be indicative of the results that would have been achieved had the Predecessor operated as a separate, stand-alone entity.

During the second quarter of fiscal 2008, the Company identified a prior period error at one of its European Oral Technologies segment’s facilities of approximately $11.0 million which consisted of a non-cash charge of approximately $10.0 million. The error identified primarily related to the overcapitalization of costs in inventory and overstatement of engineering spare parts. The Company concluded that the error was not material to any prior annual or interim period or to the expected fiscal year 2008 financial position or results of operations and accordingly, the Company recorded a charge to cost of goods sold totaling $11.0 million in the Company’s second quarter of fiscal 2008 results of operations within its Oral Technologies segment.

Allocation of Cardinal Costs

The financial statements for the Predecessor periods include all costs of the Predecessor and certain costs allocated from Cardinal. Cardinal provided various services to the Predecessor, including but not limited to cash management, tax and legal services, information technologies services, internal audit, facilities management, security, payroll and employee benefit administration, insurance administration, and telecommunication services. Cardinal allocated these expenses and all other central operating costs, first on the basis of direct usage when identifiable, with the remainder allocated among Cardinal’s businesses on the basis of their respective revenues, headcount or other measure. In the opinion of management, these methods of allocating costs were reasonable.

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

The financial statements for the Predecessor periods are not intended to be a complete presentation of the financial position, results of operations and cash flows as if the Predecessor had operated as a stand-alone entity during those periods presented. Had the Predecessor existed as a stand-alone entity, its financial position, results of operations and cash flows could have differed materially from those included in the financial statements included herein. In addition, the future financial position, results of operations and cash flows could differ materially from the historical results presented.

Cardinal used a centralized approach to cash management and the financing of operations. Cash deposits from the Predecessor were transferred to Cardinal on a regular basis within the United States and were netted against Cardinal’s net investment account. Similarly, settlements of intercompany interest and income taxes were paid through the Cardinal net investment account. None of Cardinal’s cash, cash equivalents or debt were allocated to the Predecessor in the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory valuation, goodwill and other intangible asset impairments, equity-based compensation, income taxes, self insurance accruals, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts. Some of the more significant estimates used include those used in accounting for the Acquisition under the purchase method of accounting, and prior to the acquisition, in allocating certain costs to the Predecessor in order to present the Predecessor’s operating results on a stand alone basis.

There were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the Company’s critical accounting policies from those disclosed in the Company’s fiscal 2007 Consolidated and Combined Financial Statements.

Recent Financial Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise be required to be bifurcated from its host contract. The election to measure a hybrid financial instrument at fair value, in its entirety, is irrevocable and all changes in fair value are to be recognized in earnings. This Statement also clarifies and amends certain provisions of SFAS No. 133 and SFAS No. 140. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of this Statement did not have a material impact on the Company’s financial position or result of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) which is an interpretation of SFAS No.109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS 109. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Effective July 1, 2007, the Company adopted the provisions of FIN 48. As a result, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of March 31, 2008, the Company had a total of $9.9 million of unrecognized tax benefits. Of this amount, $5.1 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, the Company has approximately $0.9 million of accrued interest related to uncertain tax positions.

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which partially defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Consequently, SFAS 157 will be effective for the Company in fiscal 2009 for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. As a result of the deferral, SFAS 157 will be effective in fiscal 2010 for non-recurring, non-financial assets and liabilities that are recognized or disclosed at fair value. The Company is in the process of determining the impact of adopting this Statement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for the Company in the first quarter of fiscal 2009. The Company is in the process of determining the impact of adopting this Statement.

In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The Company is evaluating the potential impact of this consensus and does not expect it to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at the acquisition date fair value. SFAS No. 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s equity shares have been available. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 is an amendment of Accounting Research Bulletin (ARB) No. 51 and was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and that a parent company must recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the potential impact on its statement of financial position and results of operations.

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is in the process of determining the impact of adopting this statement.

2.	THE ACQUISITION

On January 25, 2007, Phoenix, a newly formed Delaware limited liability company that is controlled by affiliates of Blackstone, entered into the Purchase Agreement with Cardinal to purchase the issued and outstanding shares of capital stock of certain entities controlled by Cardinal and specified related receivables, which together comprised the Predecessor, for an aggregate purchase price of approximately $3.3 billion, as adjusted pursuant to certain provisions in the Purchase Agreement for working capital, cash, indebtedness and earnings before interest, taxes and depreciation and amortization expense of the Successor and a pension adjustment associated with an underfunded pension liability of approximately $70.0 million. Phoenix subsequently assigned its rights and obligations under the Purchase Agreement to PTS Acquisition Corp., Phoenix’s indirect and wholly owned subsidiary, which entity effected the acquisition. In these financial statements, we refer to this acquisition as the “Acquisition.” The Acquisition was consummated on April 10, 2007.

The Acquisition was part of a series of transactions which occurred simultaneously on April 10, 2007 (except as discussed below) and included:

•

a cash contribution of approximately $1.0 billion from Phoenix to PTS Holdings Corp., an entity controlled by affiliates of Blackstone and Phoenix’s direct subsidiary, in exchange for common stock, which amount was in turn contributed to PTS Intermediate Holdings LLC, a direct wholly owned subsidiary of Phoenix, which amount was in turn contributed to PTS Acquisition Corp., and which PTS Acquisition Corp. used to fund the equity portion of the purchase price and which contribution is reflected in the Company’s equity on its Balance Sheet as of June 30, 2007;

•	the issuance of senior toggle notes and senior subordinated notes by PTS Acquisition Corp. for proceeds in the amount of $565.0 million and $300.3 million in proceeds, respectively;

•	the entering into a new senior credit facility by PTS Acquisition Corp. and the related receipt of approximately $1.4 billion in proceeds under the credit facility;

•	the payment of other fees and expenses in connection with the Acquisition;

•	immediately following the Acquisition on April 10, 2007, the merger of PTS Acquisition Corp. with and into Cardinal Health 409, Inc.; and

•	the surviving entity, Cardinal Health 409, Inc., was subsequently renamed as Catalent Pharma Solutions, Inc., and is referred to herein as “Catalent”, the “Successor”, or the “Company”.

Costs associated with issuing the long term debt obligations above approximated $70.4 million, which includes $14.1 million reclassified from goodwill during the three months ended March 31, 2008 as a result of finalizing purchase accounting for the Acquisitions, and are capitalized on the Company’s balance sheet and are amortized to interest expense over the respective terms of the debt instruments.

The Company is in the process of finalizing the allocation of the purchase price to the individual assets acquired and liabilities assumed. A valuation study was performed which supports the Company’s purchase price allocation. The valuation study resulted in (i) a fair value step-up to real and personal property and certain identifiable intangible assets, (ii) an increase in the value of inventory and a corresponding charge to cost of products sold related to higher costs of inventory sold during the period April 10, 2007 to June 30, 2007; and (iii) recording and writing off acquired in-process research and development (“IPR&D”), which was subsequently charged to expense in fiscal 2007.

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

The Company anticipates that purchase accounting for the Acquisition will be finalized by the end of fiscal 2008. The excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed has been allocated to goodwill. Intangible assets with indefinite lives consist of amounts related to the Company’s assembled workforce, which was calculated as part of the Acquisition valuation study, is not being amortized and is included in goodwill on the Company’s balance sheet. Of the total excess purchase price attributable to goodwill, $130.4 million is deductible for tax purposes. The following table summarizes the preliminary allocation of fair values of the Company’s assets acquired and liabilities assumed at the date of acquisition.

(in millions)	Fair Values
Current assets	$677.6
Property and equipment	1,055.2
Intangible assets	556.3
In-process research and development	112.4
Other assets	78.6

Total assets	2,480.1

Current liabilities	(271.0)
Long term debt	(2,271.4)
Non current liabilities	(135.9)
Deferred taxes	(193.3)

Total liabilities	(2,871.6)

Equity contributions	(1,048.9)

Excess purchase price attributable to goodwill	$1,440.4

The following table summarizes the preliminary allocation of the Acquisition purchase price:

(in millions)	Purchase Price Allocation
Purchase price	$3,216.5
Transaction fees and expenses	69.1

Total purchase price	3,285.6
Less:
Net tangible assets acquired	1,298.2
Fair value adjustment to inventory	29.4
Fair value adjustment to property and equipment	16.8
Other intangible assets acquired	556.3
In-process research and development	112.4
Net assets held for sale	25.4
Deferred income tax liabilities	(193.3)

Excess purchase price attributable to goodwill	$1,440.4

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

The following unaudited pro forma data for the Acquisition includes the results of operations as if the Acquisition had been consummated as of the beginning of the Predecessor period presented. This pro forma data is based on the Predecessor’s historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	Historical As Reported	(unaudited) For the three months ended March 31, 2007	Pro Forma
(in millions)		Adjustments (1)
Net revenue	$437.9	$—	$437.9
Earnings/(loss) from continuing operations before income taxes and minority interest	31.5	(58.8)	(27.3)

	Historical As Reported	(unaudited) For the nine months ended March 31, 2007	Pro Forma
		Adjustments (1)
Net revenue	$1,252.9	$—	$1,252.9
Earnings/(loss) from continuing operations before income taxes and minority interest	63.3	(325.9)	(262.6)

(1)	Includes adjustments in the nine months ended March 31, 2007 related to charges for in-process research and development and the higher inventory costs, and for the three and nine months ended March 31, 2007 charges for the annual advisory fee that we expect to pay to The Blackstone Group, increased amortization and depreciation expense based on the fair values for recording of the Acquisition, and in addition, the incremental interest expense and amortization of deferred financing fees related to the debt incurred in connection with the Acquisition.

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

3.	DISCONTINUED OPERATIONS AND DIVESTITURES

Discontinued Operations

In connection with the Acquisition, the Company made a determination and initiated plans to dispose of its Albuquerque, New Mexico, and Osny, France operations. These two businesses are classified as held for sale on the Company’s balance sheet and included in discontinued operations on the Company’s statement of operations and cash flows. During the nine months ended March 31, 2008, the Company made a determination to write down the assets of its Albuquerque, New Mexico operations by $29.5 million, based on the process of completing its purchase price allocation in connection with the Acquisition and information pertaining to the value of the net assets of the Albuquerque facility becoming available. This write-down was recorded as an adjustment to goodwill and accordingly is not presented in the discontinued operations data below. Summarized statements of operations data for these discontinued operations are as follows:

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Net revenues	$26.6	$23.7	$72.5	$70.7

(Loss)/earnings before income taxes	2.0	(3.6)	(2.0)	(16.3)
Income tax (benefit)/expense	0.6	(6.8)	1.1	(5.7)

Earnings/(loss) from discontinued operations, net of tax	$1.4	$3.2	$(3.1)	$(10.6)

Summarized balance sheet data for these discontinued operations is as follows:

(in millions)	March 31, 2008	June 30, 2007
Assets held for sale
Current assets	$44.0	$53.0
Property and equipment	10.3	29.3

Total assets held for sale	$54.3	$82.3

Liabilities held for sale
Current liabilities	$27.2	$35.3
Other liabilities	—	0.8

Total liabilities held for sale	$27.2	$36.1

Divestitures

Under the Predecessor, the Company sold one of its facilities within the Oral Technologies segment to Adams Respiratory Operations, Inc. on July 31, 2006. The terms of the sale included the sale of assets of the facility and resulted in a loss on sale of assets of $1.0 million recorded in the “impairment charges and (gain)/loss on sale of assets” within the statements of operations. In accordance with Emerging Issue Task Force Issue No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations “(“EITF 03-13”), the results of operations of this sold facility have not been reclassified to discontinued operations because the Company will continue to receive significant cash inflows from the products associated with this facility.

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

Under the Predecessor, on March 9, 2007, the Company sold one of its businesses within the Oral Technologies segment. The terms of the sale included the sale of certain intellectual property and resulted in a gain on sale of assets of $5.0 million recorded in the “impairment charges and loss/(gain) on sale of assets” within the statements of operations. The results of operations of this sold business have not been reclassified to discontinued operations, as the amounts were not significant.

4.	GOODWILL

The following table summarizes the changes between June 30, 2007 and March 31, 2008 in the carrying amount of goodwill in total and by reporting segment:

(in millions)	Oral Technologies	Sterile Technologies	Packaging Services	Total
Balance at June 30, 2007	$718.7	$452.5	$250.5	$1,421.7
Purchase accounting adjustments	74.1	(53.3)	(1.2)	19.6
Foreign currency translation adjustments	40.8	13.8	9.1	63.7

Balance at March 31, 2008	$833.6	$413.0	$258.4	$1,505.0

5.	OTHER INTANGIBLE ASSETS

Other intangible assets with definite lives are being amortized using the straight-line method over periods that range from twelve to twenty years. The details of other intangible assets subject to amortization by class as of March 31, 2008 and June 30, 2007, are as follows:

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
March 31, 2008
Amortized intangibles:
Core technology	20.0 years	$164.2	(7.7)	$156.5
Customer relationships	12.0 years	149.7	(12.4)	137.3
Product relationships	12.0 years	262.9	(21.1)	241.8

Total amortized intangible assets	13.5 years	$576.8	$(41.2)	$535.6

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2007
Amortized intangibles:
Core technology	20.0 years	$153.4	$(1.9)	$151.5
Customer relationships	12.0 years	148.9	(3.1)	145.8
Product relationships	12.0 years	254.0	(5.0)	249.0

Total amortized intangible assets	13.5 years	$556.3	$(10.0)	$546.3

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

Amortization expense for the three and nine months ended March 31, 2008 was approximately $10.9 million and $31.5 million, respectively, and for the three and nine months ended March 31, 2007, was approximately $0.4 million and $1.1 million, respectively. Amortization expense is estimated to be:

(in millions)	Remainder fiscal 2008	fiscal 2009	fiscal 2010	fiscal 2011	fiscal 2012
Amortization expense	$(10.3)	$(41.2)	$(41.2)	$(41.2)	$(41.2)

6.	RESTRUCTURING AND OTHER SPECIAL ITEMS

Restructuring and Other Special Items Accrual Roll forward

During the nine months ended March 31, 2008, the Company recorded termination lease costs related to the previously announced closure of one of our Sterile Technologies manufacturing facilities, as well as additional separation costs incurred as a result of the Acquisition.

The following table summarizes activity related to liabilities associated with special items:

Successor
(in millions)	Nine Months Ended March 31, 2008
Balance at beginning of period	$8.2
Additions	11.8
Payments	(15.0)

Balance at end of period	$5.0

7.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

As of March 31, 2008, the Company had $5.0 million of net borrowings outstanding under its Revolving Credit Agreement. During the three months ended March 31, 2008, the company repurchased approximately 9.5 million Euros of its 9 3/4% Senior Subordinated Notes, which resulted in a gain of approximately $3.8 million reflected in other, net on the Statement of Operations. At the end of June 2007, the Company entered into interest rate swaps, expiring June 2010, as a derivative instrument to manage the risk associated with the Company’s floating rate debt. The unrealized loss on hedge instruments of $30.4 million is recorded within Accumulated Other Comprehensive Income on the Company’s consolidated balance sheet at March 31, 2008.

8.	INCOME TAXES

The Company’s (benefit)/ expense for income taxes relative to earnings (loss) from continuing operations before income taxes and minority interest was 42.3% for the nine months ended March 31, 2008, as compared to 12.3% for the nine months ended March 31, 2007. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Germany, U.K. and France. The benefit for the nine months ended March 31 2008 includes favorable adjustments in the Company’s deferred tax liabilities for tax rate changes in Germany, UK and Italy of $5.5 million, $3.9 million and $0.4 million, respectively. With few exceptions, we are no longer subject to non-U.S. income tax examinations for years prior to 2001. Under the terms of the purchase agreement related to the Acquisition, the Company is indemnified by Cardinal for tax liabilities that may arise in the

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of March 31, 2008, approximately $5.1 million of unrecognized tax benefits and related interest is subject to indemnification by Cardinal.

9.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of the Company’s net periodic benefit costs are as follows:

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Components of net periodic benefit cost:
Service cost	$0.5	$0.4	$1.6	$1.3
Interest cost	3.5	2.7	10.6	8.6
Expected return on plan assets	(3.0)	(2.2)	(9.1)	(6.6)
Amortization (1)	—	0.9	—	2.6
Curtailment (Gain)/Loss	—	0.1	—	—

Net amount recognized	$1.0	$1.9	$3.1	$5.9

(1)	Amount represents the amortization of unrecognized actuarial losses, as well as the amortization of the transition obligation and prior service costs.

10.	RELATED PARTY TRANSACTIONS AND PREDECESSOR PARENT COMPANY TRANSACTIONS

Advisor Transaction and Management Fees- The Company pays an annual sponsor monitoring fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the three and nine months ended March 31, 2008, this management fee was approximately $2.5 million and $7.5 million, respectively and was expensed in selling, general and administrative expenses.

Cardinal Related Party- The Successor entered into a transition services agreement with Cardinal in order to maintain certain critical general and administrative functions immediately after the Acquisition and continuing for various periods of time, none of which extend beyond September 2008, including certain human resources, IT support, tax and other services. During the three and nine months ended March 31, 2008, the Company was charged $0.7 million and $7.3 million, respectively, for certain human resources, IT support, tax and other services. The expenses associated with the transition services agreement are included in selling, general and administrative expenses in the statement of operations.

As a result of the Acquisition, the Company will incur costs to separate certain shared service functions and systems from Cardinal. These costs are recorded as other special items as incurred in the statements of operations. As part of the Purchase Agreement, Cardinal will reimburse $12.0 million of these separation expenses. During the three and nine months ended March 31, 2008, the Company charged to expense $5.1 million and $11.9 million, respectively, and capitalized within property, plant and equipment $1.1 million in separation costs primarily related to professional fees and services. Through March 31, 2008, Cardinal has reimbursed $12.0 million of separation expenses.

At March 31, 2008, the Company has recorded a receivable of $5.6 million, primarily related to the remaining $5.1 million of tax liabilities related to periods prior to the Acquisition that are the responsibility of Cardinal (see Note 8), and the receivable included in prepaid expenses and other on the Unaudited Consolidated Condensed Balance Sheet.

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/(loss) consist of:

(in millions)	Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Pension Liability Adjustments	Other Comprehensive Earnings/(Loss)
Balance at June 30, 2007	$9.2	$—	$1.8	$11.0
Activity, net	116.6	(19.7)	—	96.9

Balance at March 31, 2008	$125.8	$(19.7)	$1.8	$107.9

12.	EQUITY-BASED COMPENSATION

The Company has an equity-based compensation plan outstanding as of March 31, 2008. In addition, the Predecessor was a party to the Cardinal equity-based compensation plan prior to the Acquisition. These plans are described in the Company’s annual financial statements for the year ended June 30, 2007. The following table summarizes the impact of the equity-based compensation recorded in the Company’s statement of operations as follows:

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Stock compensation expense in selling, general and administrative	$3.0	$5.3	$7.0	$18.7
Income tax benefit on stock compensation expense	$0.6	$1.8	$2.0	$6.4

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

The activity of the Successor’s equity based compensation program for the nine months ended March 31, 2008 is presented below:

	Time Based Awards		Performance Based Awards		Market Based Awards
(in dollars)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2007	21,665	$1,000	21,415	$1,000	21,420	$1,000
Granted at fair value	2,483	$1,000	2,233	$1,000	2,233	$1,000
Exercised	—	—	—	—	—	—
Forfeited	(1,334)	$1,000	(1,500)	$1,000	(1,500)	$1,000

Balance at March 31, 2008	22,814	$1,000	22,148	$1,000	22,153	$1,000

BHP PTS Holdings, LLC, the ultimate parent of the Company, has granted to Aleksandar Erdeljan, a Director of the Company, certain units, which are profits interest units which represent, in the aggregate, the right to receive up to less than 1% of the future appreciation of BHP PTS Holdings, LLC’s equity above the enterprise value of BHP PTS Holdings, LLC on the date of issuance. The units vest in the same manner as the options vest under the 2007 Plan pursuant the terms of the Form Option Agreement.

13.	COMMITMENTS AND CONTINGENCIES

The Company, along with several pharmaceutical companies, is involved in fourteen product liability lawsuits relating to Amnesteem® (isotretinoin), a product manufactured by the Company. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings including determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

The Company also becomes involved from time-to-time in disputes or litigation incidental to its business, including without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs and disputes involving the loss of a customer’s active pharmaceutical ingredient incidental to the Company’s manufacturing services. The Company intends to vigorously defend itself against such disputes and litigation and does not currently believe that the outcome of any such disputes or litigation will have a material adverse effect on the Company’s financial statements.

14.	SEGMENT INFORMATION

The Company conducts its business, within the following three segments: Oral Technologies, Sterile Technologies, and Packaging Services. The Company evaluates the performance of its segments based on segment net earnings before interest income/expense, provision (benefit) for income taxes and depreciation and amortization (“EBITDA”). The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

The following tables include net revenue and EBITDA during the three and nine months ended March 31, 2008 and three and nine months ended March 31, 2007.

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Oral Technologies
Net revenue	$261.5	$240.9	$753.6	$687.9
Segment EBITDA	$62.5	$59.3	$162.4	$156.9
Sterile Technologies
Net revenue	76.7	65.2	221.3	181.8
Segment EBITDA	6.3	(0.2)	17.0	(4.9)
Packaging Services
Net revenue	125.3	141.6	410.7	414.1
Segment EBITDA	11.4	16.6	51.9	51.7
Inter-segment revenue elimination	(10.2)	(9.8)	(30.3)	(30.9)
Unallocated Costs(1)	(23.7)	(13.5)	(72.2)	(61.0)
Combined Total
Net revenue	$453.3	$437.9	$1,355.3	$1,252.9
EBITDA from continuing operations	$56.5	$62.2	$159.1	$142.7

(1)	Unallocated Costs include special items, equity-based compensation, impairment charges, certain other Corporate directed costs, and other costs that are not allocated to the segments as follows:

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Impairment charges and gain/(loss) on sale of assets	$—	$5.6	$(0.4)	$2.5
Equity compensation	(3.0)	(5.3)	(7.0)	(18.7)
Restructuring and other special items	(7.4)	(13.8)	(20.7)	(21.8)
Sponsor advisory fee	(2.5)	—	(7.5)	—
Minority interest, net	(1.2)	(1.3)	(1.5)	(3.5)
Other, net	(9.0)	(1.6)	(28.8)	(1.6)
Non-allocated corporate costs, net	(0.6)	2.9	(6.3)	(17.9)

Total unallocated costs	$(23.7)	$(13.5)	$(72.2)	$(61.0)

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

Provided below is a reconciliation of EBITDA to earnings/(loss) from continuing operations:

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Earnings/(loss) from continuing operations	$(32.4)	$18.6	$(69.4)	$52.0
Depreciation and amortization	43.0	26.9	125.3	75.2
Interest expense, net	51.7	5.1	153.0	7.7
Expense/(benefit) for income taxes	(5.8)	11.6	(49.8)	7.8

EBITDA	$56.5	$62.2	$159.1	$142.7

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the financial statements:

(in millions)	As of March 31, 2008	As of June 30, 2007
Assets
Oral Technologies	$2,182.1	$2,173.7
Sterile Technologies	926.5	918.3
Packaging Services	868.1	861.1
Corporate and eliminations	(139.2)	(173.1)
Assets held for sale	54.3	82.3

Total assets	$3,891.8	$3,862.3

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at March 31, 2008 and June 30, 2007, are detailed in the following tables, and reflect the impact of the evaluation of the fair values of the real and personal property, inventory and certain identifiable intangible assets in connection with the purchase price allocation related to the Acquisition, as follows:

Inventories

Work-in-process and finished goods inventories include raw materials, labor and overhead. Inventories consisted of the following:

(in millions)	March 31, 2008	June 30, 2007
Raw materials and supplies	$124.6	$116.9
Work-in-process	35.0	34.3
Finished goods	64.3	70.3

Total inventory, gross	223.9	221.5
Inventory reserves	(5.8)	(2.6)

Total inventory, net	$218.1	$218.9

Property and equipment

Property and equipment consist of the following:

(in millions)	March 31, 2008	June 30, 2007
Land, buildings and improvements	$491.4	$431.5
Machinery and equipment	687.5	566.1
Furniture and fixtures	13.9	11.1
Construction in progress	53.1	76.0

Property and equipment, at cost	1,245.9	1,084.7
Accumulated depreciation	(176.5)	(28.6)

Property and equipment, net	$1,069.4	$1,056.1

Other accrued liabilities

Other accrued liabilities consist of the following:

(in millions)	March 31, 2008	June 30, 2007
Accrued employee-related expenses	$69.1	$68.8
Restructuring accrual (see Note 6)	5.0	8.2
Deferred income tax	1.5	3.2
Accrued interest	41.1	19.4
Interest rate swap hedges on debt	30.4	—
Other accrued liabilities and expenses	71.6	74.9

Total other accrued liabilities	$218.7	$174.5

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

16.	SUBSEQUENT EVENTS AND OTHER MATTERS

In the second quarter of fiscal 2008 the U.S. Food and Drug Administration (FDA) initiated an inspection, or audit, of the Company’s North Raleigh Sterile Technologies facility and at the conclusion of the audit issued a Form 483 notice listing the investigators’ observations. The Company initially responded to the FDA’s audit notice in December 2007 and provided updates to the initial response in January and February 2008. On March 28, 2008, the Company received a warning letter from the FDA (the “Warning Letter”). The Warning Letter was a follow-up to the FDA Form 483 and addressed the overall control and management of quality systems at the North Raleigh facility. The Company submitted its written response to the Warning Letter on April 17, 2008 and a formal meeting with the FDA was held on May 6, 2008. The Company intends to cooperate fully with the FDA in response to the Warning Letter and will be regularly briefing the FDA on the corrective actions that have been and will be implemented at the facility in order to address the issues raised in the Warning Letter. While the Company is currently under no restrictions by the FDA regarding the commercial operations at the North Raleigh site, the Company is unable to determine precisely the short-term economic impact of instituting the required corrective actions and there can be no assurance that the FDA will not take further action, if the necessary corrective actions are not completed on a timely basis. Until all corrective actions required under the Warning Letter have been taken, the FDA will not consider new commercial products for approval at the North Raleigh site.

17.	GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS

All obligations under the senior secured credit agreement, the senior toggle notes and the senior subordinated notes are unconditionally guaranteed by each of the Company’s existing U.S. wholly owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.

The following condensed financial information presents the Company’s Consolidating Balance Sheet as of March 31, 2008 and as of June 30, 2007 and the Consolidating Statement of Operations and Statement of Cash Flows for the three and nine months ended March 31, 2008 and the Predecessor’s Combining Statements of Operations and Cash Flows for the three and nine months ended March 31, 2007 for: (a) Catalent Pharma Solutions, Inc. (“Issuer and/or Parent”); (b) the guarantor subsidiaries; (c) the non guarantor subsidiaries and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non guarantor subsidiaries on a Consolidated and Combined basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the three months ended March 31, 2008

(Successor)

(in millions)

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Successor Combined
Net revenue	$—	$166.8	$289.1	$(2.6)	$453.3
Cost of products sold	—	120.4	224.3	(2.6)	342.1

Gross margin	—	46.4	64.8	—	111.2
Selling, general and administrative expenses	—	48.4	31.7	—	80.1
Impairment charges and (gain)/loss on sale of asset	—	0.5	(0.5)	—	—
Restructuring and other special items	—	5.8	1.6	—	7.4

Operating earnings/(loss)	—	(8.3)	32.0	—	23.7
Interest expense, net	51.2	(0.3)	0.8	—	51.7
Other expense, net	(7.8)	(3.6)	16.4	4.0	9.0

Earnings/(loss) from continuing operations before income taxes and minority interest	(43.4)	(4.4)	14.8	(4.0)	(37.0)
Income tax (benefit)/expense	(12.4)	2.0	4.6	—	(5.8)
Minority interest, net of tax benefit of $0.4 million	—	—	1.2	—	1.2

(Loss)/earnings from continuing operations	(31.0)	(6.4)	9.0	(4.0)	(32.4)
(Loss) earnings from discontinued operations, net of tax expense (benefit) of $0.6 million	—	(0.4)	1.8	—	1.4

Net earnings/(loss)	$(31.0)	$(6.8)	$10.8	$(4.0)	$(31.0)

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the nine months ended March 31, 2008

(Successor)

(in millions)

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Successor Combined
Net revenue	$—	$510.5	$858.0	$(13.2)	$1,355.3
Cost of products sold	—	368.2	676.5	(13.2)	1,031.5

Gross margin	—	142.3	181.5	—	323.8
Selling, general and administrative expenses	—	134.6	104.0	—	238.6
Impairment charges and (gain)/loss on sale of asset	—	0.7	(0.3)	—	0.4
Restructuring and other special items	—	18.3	2.4	—	20.7

Operating earnings/(loss)	—	(11.3)	75.4	—	64.1
Interest expense, net	149.4	(0.5)	4.1	—	153.0
Other expense, net	(18.0)	(5.9)	39.3	13.4	28.8

Earnings/(loss) from continuing operations before income taxes and minority interest	(131.4)	(4.9)	32.0	(13.4)	(117.7)
Income tax (benefit)/expense	(58.9)	9.1	—	—	(49.8)
Minority interest, net of tax benefit of $0.5 million	—	—	1.5	—	1.5

(Loss)/earnings from continuing operations	(72.5)	(14.0)	30.5	(13.4)	(69.4)
Loss from discontinued operations, net of tax expense of $1.1 million	—	(2.7)	(0.4)	—	(3.1)

Net earnings/(loss)	$(72.5)	$(16.7)	$30.1	$(13.4)	$(72.5)

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

Catalent Pharma Solutions, Inc. and Subsidiaries

Combining Statements of Operations

For the three months ended March 31, 2007

(Predecessor)

(in millions)

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Predecessor Combined
Net revenue	$—	$176.3	$265.8	$(4.2)	$437.9
Cost of products sold	—	128.2	201.4	(4.2)	325.4

Gross margin		48.1	64.4	—	112.5
Selling, general and administrative expenses	—	40.3	25.8	—	66.1
Impairment charges and gain on sale of asset	—	(5.6)	—	—	(5.6)
Restructuring and other special items	—	10.0	3.8	—	13.8

Operating earnings	—	3.4	34.8	—	38.2
Interest expense, net	(0.5)	3.3	2.3	—	5.1
Other expense, net	(22.0)	5.3	(3.0)	21.3	1.6

Earnings/(loss) from continuing operations before income taxes and minority interest	22.5	(5.2)	35.5	(21.3)	31.5
Income tax expense	—	2.8	8.8	—	11.6
Minority interest, net of tax benefit of $1.0 million	—	—	1.3	—	1.3

(Loss)/earnings from continuing operations	22.5	(8.0)	25.4	(21.3)	18.6
Loss from discontinued operations, net of tax benefit of $6.8 million	—	2.9	0.3	—	3.2

Net earnings/(loss)	$22.5	$(5.1)	$25.7	$(21.3)	$21.8

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

Catalent Pharma Solutions, Inc. and Subsidiaries

Combining Statements of Operations

For the nine months ended March 31, 2007

(Predecessor)

(in millions)

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Predecessor Combined
Net revenue	$—	$518.0	$748.0	$(13.1)	$1,252.9
Cost of products sold	—	385.7	574.2	(13.1)	946.8

Gross margin	—	132.3	173.8	—	306.1
Selling, general and administrative expenses	—	140.0	74.2	—	214.2
Impairment charges and (gain)/loss on sale of asset	—	(4.8)	2.3	—	(2.5)
Restructuring and other special items	—	18.0	3.8	—	21.8

Operating earnings/(loss)	—	(20.9)	93.5	—	72.6
Interest expense, net	(1.7)	1.5	7.9	—	7.7
Other expense, net	(39.7)	0.6	1.0	39.7	1.6

Earnings/(loss) from continuing operations before income taxes and minority interest	41.4	(23.0)	84.6	(39.7)	63.3
Income tax (benefit)/expense	—	(14.4)	22.2	—	7.8
Minority interest, net of tax benefit of $2.8 million	—	—	3.5	—	3.5

(Loss)/earnings from continuing operations	41.4	(8.6)	58.9	(39.7)	52.0
Loss from discontinued operations, net of tax benefit of $5.7 million	—	(8.9)	(1.7)	—	(10.6)

Net earnings/(loss)	$41.4	$(17.5)	$57.2	$(39.7)	$41.4

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

As of March 31, 2008

(Successor)

(in millions)

	Issuer	Guarantor Subsidiaries	Non Guarantors Subsidiaries	Eliminations	Successor Combined
Assets
Current Assets:
Cash and equivalents	$—	$8.9	$59.9	$—	$68.8
Trade receivables, net	—	96.3	200.9	—	297.2
Intercompany receivables	—	117.2	—	(117.2)	—
Inventories, net	—	56.8	161.3	—	218.1
Prepaid expenses and other	5.6	28.0	48.9	(9.3)	73.2
Assets held for sale	—	11.0	43.3	—	54.3

Total current assets	5.6	318.2	514.3	(126.5)	711.6
Property and equipment, net	—	503.2	566.2	—	1,069.4
Goodwill	—	457.5	1,047.5	—	1,505.0
Other intangibles, net	—	225.4	310.2	—	535.6
Investment in subsidiaries	3,085.8	—	—	(3,085.8)	—
Intercompany long-term receivable	15.8	0.3	—	(16.1)	—
Other	197.8	4.9	1.8	(134.3)	70.2

Total assets	$3,305.0	$1,509.5	$2,440.0	$(3,362.7)	$3,891.8

Liabilities and Shareholder’s and Parent Company Equity
Current Liabilities
Current portion of long-term obligations and other short-term borrowings	$19.8	$1.5	$8.3	$—	$29.6
Accounts payable	—	38.3	84.9	—	123.2
Intercompany accounts payable	93.3	—	23.9	(117.2)	—
Other accrued liabilities	74.0	83.5	70.5	(9.3)	218.7
Liabilities held for sale	—	10.5	16.7	—	27.2

Total current liabilities	187.1	133.8	204.3	(126.5)	398.7
Long-term obligations, less current portion	2,358.3	5.0	—	—	2,363.3
Intercompany long-term debt	—	—	16.1	(16.1)	—
Other liabilities	—	112.1	195.5	(134.3)	173.3
Minority interest	—	—	—	—	—
Commitment and Contingencies
Shareholder’s and Parent Company Equity
Common stock $0.1 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,071.4	—	—	—	1,071.4
Parent company equity	—	1,259.0	1,826.8	(3,085.8)	—
Accumulated deficit	(222.8)	—	—	—	(222.8)
Accumulated other comprehensive income/(loss)	(89.0)	(0.4)	197.3	—	107.9

Total Shareholder’s and Parent company equity	759.6	1,258.6	2,024.1	(3,085.8)	956.5

Total liabilities and parent company equity	$3,305.0	$1,509.5	$2,440.0	$(3,362.7)	$3,891.8

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

As of June 30, 2007

(Successor)

(in millions)

	Issuer	Guarantor Subsidiaries	Non Guarantors Subsidiaries	Eliminations	Successor Combined
Assets
Current Assets:
Cash and equivalents	$—	$15.3	$67.4	$—	$82.7
Trade receivables, net	—	119.0	191.3	—	310.3
Intercompany receivables	14.9	6.3	—	(21.2)	—
Inventories, net	—	60.0	158.9	—	218.9
Prepaid expenses and other	13.7	21.7	46.6	—	82.0
Assets held for sale	—	39.7	42.6	—	82.3

Total current assets	28.6	262.0	506.8	(21.2)	776.2
Property and equipment, net	—	525.3	530.8	—	1,056.1
Goodwill	—	513.8	907.9	—	1,421.7
Other intangibles, net	—	239.9	306.4	—	546.3
Investment in subsidiaries	3,072.4	—	—	(3,072.4)	—
Intercompany long-term receivable	58.5	13.2	—	(71.7)	—
Other	54.7	5.5	1.8	—	62.0

Total assets	$3,214.2	$1,559.7	$2,253.7	$(3,165.3)	$3,862.3

Liabilities and Shareholder’s and Parent Company Equity
Current Liabilities
Current portion of long-term obligations and other short-term borrowings	$28.1	$7.4	$0.9	$—	$36.4
Accounts payable	—	29.1	85.5	—	114.6
Intercompany accounts payable	—	—	21.2	(21.2)	—
Other accrued liabilities	19.3	60.8	94.4	—	174.5
Liabilities held for sale	—	8.9	27.2	—	36.1

Total current liabilities	47.4	106.2	229.2	(21.2)	361.6
Long-term obligations, less current portion	2,269.4	6.2	—	—	2,275.6
Intercompany long-term debt	—	—	71.7	(71.7)	—
Other liabilities	—	92.5	215.4	—	307.9
Minority interest	—	—	6.6	—	6.6
Commitment and Contingencies	—	—	—	—	—
Shareholder’s and Parent Company Equity:
Common stock $0.1 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,049.9	—	—	—	1,049.9
Parent company equity	—	1,352.6	1,719.8	(3,072.4)	—
Accumulated deficit	(150.3)	—	—	—	(150.3)
Accumulated other comprehensive income/(loss)	(2.2)	2.2	11.0	—	11.0

Total Shareholder’s and Parent company equity	897.4	1,354.8	1,730.8	(3,072.4)	910.6

Total liabilities and parent equity	$3,214.2	$1,559.7	$2,253.7	$(3,165.3)	$3,862.3

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the nine months ended March 31, 2008

(Successor)

(in millions)

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Successor Combined
Cash Flows From Operating Activities:
Net (loss)/earnings	$(72.5)	$(16.7)	$30.1	$(13.4)	$(72.5)
Loss from discontinued operations	—	(2.7)	(0.4)	—	(3.1)

(Loss)/earnings from continuing operations	(72.5)	(14.0)	30.5	(13.4)	(69.4)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	—	57.6	67.7	—	125.3
Amortization of debt financing costs	6.0	—	—	—	6.0
Non-cash restructuring and other special Items	—	0.8	—	—	0.8
Income from subsidiaries	(13.4)	—	—	13.4	—
Gain on repurchase of long term obligations	(3.8)		—		(3.8)
Minority interest	—	—	1.5	—	1.5
Asset impairments and (gain)/loss on sale of Assets	—	0.7	(0.3)	—	0.4
Equity compensation	—	7.0	—	—	7.0
Change in operating assets and liabilities net of acquisitions:
(Increase) decrease in trade receivables	—	21.8	10.8	—	32.6
(Increase) decrease in inventories	—	(4.6)	10.0	—	5.4
(Increase) decrease in accounts payable	—	9.2	(11.5)	—	(2.3)
Change in accrued liabilities, other Operating and deferred taxes	(44.1)	47.0	(79.2)	—	(76.8)

Net cash provided by/(used in) operating activities from continuing operations	(127.8)	125.5	29.0	—	26.7
Net cash provided by/(used in) operating activities from discontinued operations	—	(10.9)	6.8	—	(4.1)

Net cash provided by/(used in) operating activities	(127.8)	114.6	35.8	—	22.6

Cash Flows From Investing Activities:
Proceeds from sale of assets	—	0.4	—	—	0.4
Additions to property and equipment	—	(21.5)	(34.3)	—	(55.8)

Net cash used in investing activities from continuing operations	—	(21.1)	(34.3)	—	(55.4)
Net cash used in investing activities from discontinued operations	—	(0.9)	(1.2)	—	(2.1)

Net cash used in investing activities	—	(22.0)	(35.5)	—	(57.5)

Cash Flows From Financing Activities:
Intercompany	150.9	(98.0)	(52.9)	—	—
Net change to debt obligations	(8.9)	—	7.2	—	(1.7)
Repayment of long-term obligations	(28.7)	(1.0)	—	—	(29.7)
Equity contributions	14.5	—	—	—	14.5

Net cash provided by/(used in) financing activities from continuing operations	127.8	(99.0)	(45.7)	—	(16.9)
Net cash provided by/(used in) financing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	127.8	(99.0)	(45.7)	—	(16.9)

Effect of foreign currency	—	—	37.9	—	37.9
Net Decrease in Cash and Equivalents	—	(6.4)	(7.5)	—	(13.9)
Cash and Cash Equivalents at Beginning of Year	—	15.3	67.4	—	82.7

Cash and Equivalents at end of Year	$—	$8.9	$59.9	$—	$68.8

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Unaudited Consolidated and Combined Condensed Financial Statements

(in millions, except shares)

(Successor)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the nine months ended March 31, 2007

(Predecessor)

(in millions)

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Predecessor Combined
Cash Flows From Operating Activities:
Net (loss)/earnings	$41.4	$(17.4)	$57.1	$(39.7)	$41.4
Loss from discontinued operations	—	(8.9)	(1.7)	—	(10.6)

(Loss)/earnings from continuing operations	41.4	(8.5)	58.8	(39.7)	52.0
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	—	37.0	38.2	—	75.2
Income from subsidiaries	(39.7)	—	—	39.7	—
Minority interest	—	—	3.5	—	3.5
Asset impairments and (gain)/loss on sale of assets	—	(4.4)	1.9	—	(2.5)
Equity compensation	—	18.7	—	—	18.7
Non-cash restructuring and other special items	—	0.6	—	—	0.6
Change in operating assets and liabilities net of acquisitions:
(Increase) decrease in trade receivables	—	6.0	(12.4)	—	(6.4)
(Increase) decrease in inventories	—	11.5	(18.6)	—	(7.1)
(Increase) decrease in accounts payable	—	1.2	2.4	—	3.6
Change in accrued liabilities, other Operating and deferred taxes	(0.7)	(28.7)	51.7	—	22.3

Net cash provided by/(used in) operating activities from continuing operations	1.0	33.4	125.5	—	159.9
Net cash provided by/(used in) operating activities from discontinued operations	—	(1.8)	0.6	—	(1.2)

Net cash provided by/(used in) operating activities	1.0	31.6	126.1	—	158.7

Cash Flows From Investing Activities:
Proceeds from sale of assets	—	18.4	0.8	—	19.2
Additions to property and equipment	—	(72.9)	(26.4)	—	(99.3)

Net cash used in investing activities from continuing operations	—	(54.5)	(25.6)	—	(80.1)
Net cash used in investing activities from discontinued operations	—	(6.5)	(2.4)	—	(8.9)

Net cash used in investing activities	—	(61.0)	(28.0)	—	(89.0)

Cash Flows From Financing Activities:
Intercompany	5.2	27.7	(32.9)	—	—
Net change to debt obligations	—	(1.3)	(29.4)	—	(30.7)
Net transfers (to)/from Cardinal Health, Inc. and affiliates	(6.2)	5.2	(62.5)	—	(63.5)

Net cash provided by/(used in) financing activities from continuing operations	(1.0)	31.6	(124.8)	—	(94.2)
Net cash provided by/(used in) financing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	(1.0)	31.6	(124.8)	—	(94.2)

Effect of foreign currency	—	0.2	16.7	—	16.9
Net Decrease in Cash and Equivalents	—	2.4	(10.0)	—	(7.6)
Cash and Cash Equivalents at Beginning of Year	—	(3.4)	137.0	—	133.6

Cash and Equivalents at end of Year	$—	$(1.0)	$127.0	$—	$126.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

On April 10, 2007, an entity controlled by affiliates of Blackstone acquired from Cardinal Health, Inc. (“Cardinal”) certain assets and liabilities of the Pharmaceutical Technologies and Services (“PTS”) business segment of Cardinal (excluding certain businesses described in Note 1 to the Company’s Consolidated and Combined financial statements as of June 30, 2007) (hereinafter collectively “Catalent Pharma Solutions, Inc.”, “Catalent”, the “Company”, or the “Successor”), pursuant to a Purchase and Sale Agreement dated as of January 25, 2007 (the “Acquisition”). The Acquisition aggregate purchase price of approximately $3.3 billion was funded with approximately $1.0 billion in cash equity contributions from a Blackstone affiliate, $1.4 billion in proceeds from the issuance of term loans under a new senior credit facility, $565.0 million in proceeds from the issuance of senior toggle notes, and $300.3 million in proceeds from the issuance of senior subordinated notes. In addition, costs associated with issuing these long-term debt obligations approximated $70.4 million and are capitalized on the Company’s balance sheet and are being amortized to interest expense over the respective terms of the debt instruments.

Historical Ownership by Cardinal

We historically operated as a portion of the PTS business segment of Cardinal and not as a stand-alone company (the “Predecessor”). The combined financial statements for all periods prior to April 10, 2007 included herein reflect the operations that were acquired as part of the Acquisition and have been derived from the historical consolidated financial statements of Cardinal using the historical results of our operations and the historical basis of our assets and liabilities.

As the Predecessor, we were allocated general corporate overhead expenses from Cardinal for corporate-related functions and corporate overhead expense. We believe the assumptions and methodologies underlying the allocations from Cardinal are reasonable. However, such expenses are not indicative of, nor is it practical or meaningful for us to estimate for all historical periods presented, the actual level of expenses that would have been incurred had we been operating as a separate, stand-alone public or private company during such periods. See Notes 1 and 11 of our fiscal 2007 Consolidated and Combined Financial Statements for further discussion of amounts charged by Cardinal.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. Some of the more significant estimates used include those used in accounting for the Acquisition under the purchase method of accounting, and prior to the acquisition, in allocating certain costs to the Predecessor in order to present the Predecessor’s operating results on a stand alone basis. The Company believes that the understanding of certain key accounting policies and estimates are essential in achieving more insight into the Company’s operating results and financial condition. These key accounting policies include, but are not limited to allowance for doubtful accounts, the valuation of long-lived and intangible assets, equity-based compensation, income taxes, and currency risk management.

There were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the critical accounting policies from those disclosed in our fiscal 2007 Consolidated and Combined Financial Statements.

Recent Financial Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise be required to be bifurcated from its host contract. The election to measure a hybrid financial instrument at fair value, in its entirety, is irrevocable and all changes in fair value are to be recognized in earnings. This Statement also clarifies and amends certain provisions of SFAS No. 133 and SFAS No. 140. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of this Statement did not have a material impact on the Company’s financial position or result of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. While this Interpretation is generally effective for fiscal years beginning after December 15, 2006, the FASB has deferred this effective date for nonpublic enterprises to fiscal years beginning after December 15, 2007. However the Company has adopted the provisions of FIN 48 effective July 1, 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to accumulated deficit as of the beginning of the period of adoption. The adoption of this Interpretation did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which partially defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. Consequently, SFAS 157 will be effective for the Company in fiscal 2009 for financial assets and liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. As a result of the deferral, SFAS 157 will be effective in fiscal 2010 for non-recurring, non-financial assets and liabilities that are recognized or disclosed at fair value.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for the Company in the first quarter of fiscal 2009. The Company is in the process of determining the impact of adopting this Statement.

In June 2007, the Emerging Issues Task Force reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The Company is evaluating the potential impact of this consensus and does not expect it to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS No. 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is in the process of determining the impact of adopting this Statement.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s equity shares have been available. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 is an amendment of Accounting Research Bulletin (ARB) No. 51 and was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and that a parent company must recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the potential impact on its statement of financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is in the process of determining the impact of adopting this statement.

Results of Operations

Management measures operating performance based on net earnings before interest expense, provision (benefit) for income taxes and depreciation and amortization (“EBITDA”). The term EBITDA is not defined under (“U.S. GAAP”). EDITDA is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP and is subject to important limitations.

We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. We believe that EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. We also believe EBITDA is useful to assess our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures. We use EBITDA for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that EBITDA will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates depreciation and amortization expense.

SEC rules regulate the use in filings with the SEC of “non-GAAP financial measures,” such as EBITDA and segment EBITDA that are derived on the basis of methodologies other than in accordance U.S. GAAP. We present certain non-GAAP measures in order to provide supplemental information that we consider relevant for the readers of the financial statements, and such information is not meant to replace or supersede U.S. GAAP measures. The non-U.S. GAAP measures may not be the same as similarly titled measures used by other companies.

The financial statements present our results for the three and nine month periods ended March 31, 2008 and on a “predecessor basis” for the three and nine month periods ended March 31, 2007 (reflecting Predecessor ownership by Cardinal). The Successor was created as a result of the Acquisition of the Predecessor’s businesses from Cardinal on April 10, 2007. See Notes 1 and 2 of the Unaudited Consolidated and Combined Condensed Financial Statements for further discussion of the Acquisition.

For purpose of management’s discussion and analysis of the results of operations, we have compared the results of the Successor for the three and nine month periods in fiscal 2008 with those of the Predecessor in the three and nine month periods in fiscal 2007. The results of the two periods are not necessarily comparable due to the change in basis of accounting resulting from the Acquisition and the change in the capital structure, which primarily impact depreciation, amortization and interest expense. The captions included within our statements of operations that are materially impacted by the change in basis of accounting include depreciation and amortization expense, gross margin, selling, general and administrative expenses and interest expense. We have disclosed the impact of the change in basis of accounting for each of these captions in the following discussion of our results of operations.

In accordance with SFAS No. 141 at the date of Acquisition, the acquired assets and liabilities were recorded at their estimated fair values. The following table summarizes the preliminary allocation of fair values of the Company’s assets acquired and liabilities assumed at the date of acquisition.

(in millions)	Fair Values
Current assets	$677.6
Property and equipment	1,055.2
Intangible assets	556.3
In-process research and development	112.4
Other assets	78.6

Total assets	2,480.1

Current liabilities	(271.0)
Long term debt	(2,271.4)
Non current liabilities	(135.9)
Deferred taxes	(193.3)

Total liabilities	(2,871.6)

Equity contributions	(1,048.9)

Excess purchase price attributable to goodwill	$1,440.4

The following table summarizes the preliminary allocation of the Acquisition purchase price:

(in millions)	Purchase Price Allocation
Purchase price	$3,216.5
Transaction fees and expenses	69.1

Total purchase price	3,285.6
Less:
Net tangible assets acquired	1,298.2
Fair value adjustment to inventory (a)	29.4
Fair value adjustment to property and equipment (b)	16.8
Other intangible assets acquired (b)	556.3
In-process research and development (c)	112.4
Net assets held for sale	25.4
Deferred income tax liabilities	(193.3)

Excess purchase price attributable to goodwill	$1,440.4

(a)	Resulted in an increase in value of inventory and a corresponding charge to cost of products sold related to higher costs of inventory sold during the period April 10, 2007 to June 30, 2007;

(b)	Resulted in an increase in value of property, plant and equipment as well as intangible assets and a corresponding increase in depreciation and amortization expense; and

(c)	Recording and subsequent write-off of acquired in-process research and development.

Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

Results for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 are as follows:

	Successor	Predecessor	Increase/ (Decrease)
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
(in millions)			$	%
Net revenue	$453.3	$437.9	$15.4	4
Cost of products sold	342.1	325.4	16.7	5

Gross margin	111.2	112.5	(1.3)	(1)
Selling, general and administrative expenses	80.1	66.1	14.0	21
Impairment charges and (gain)/loss on sale of asset	—	(5.6)	5.6	*
Restructuring and other special items	7.4	13.8	(6.4)	(46)

Operating earnings	23.7	38.2	(14.5)	(38)
Interest expense, net	51.7	5.1	46.6	*
Other expense, net	9.0	1.6	7.4	*

Earnings/(loss) from continuing operations before income taxes and minority interest	(37.0)	31.5	(68.5)	*
Income tax (benefit) expense	(5.8)	11.6	(17.4)	*
Minority interest expense, net of tax	1.2	1.3	(0.1)	(8)

(Loss)/earnings from continuing operations	(32.4)	18.6	(51.0)	*
Earnings/(loss) from discontinued operations, net of tax	1.4	3.2	(1.8)	(56)

Net (loss)/earnings	$(31.0)	$21.8	$(52.8)	*

*	Percentage not meaningful

Net Revenue

Net revenue increased 4% or $15.4 million compared to the same period a year ago. The weaker U.S. dollar favorably impacted our revenue growth by approximately six percentage points, or $25.6 million. Excluding the impact of foreign exchange rates, net revenue decreased by $10.2 million or 2% primarily due to lower volumes in printed components and packaging facilities within the Packaging Services segment partially offset by increased volumes and throughput in our Sterile Technologies segment.

Gross Margin

Gross margin decreased by 1% or $1.3 million compared to the same period a year ago primarily due to the decline in net revenue within the Packaging Services segment and $2.2 million of additional depreciation and amortization expenses associated with the increase in the value of property, plant and equipment recorded as part of the Acquisition. The weaker U.S. dollar favorably impacted our gross margin by approximately six percentage points, or $6.0 million.

Selling, General and Administrative expense

Selling, general and administrative expenses increased by approximately 21%, or $14.0 million compared to the comparable period in the prior year. Selling, general and administrative expenses include additional depreciation and amortization expenses of approximately $10.1 million associated with the intangibles recorded in connection with the Acquisition and the increase in the value of property, plant and equipment recorded as part of the Acquisition. In addition, the weaker U.S. dollar increased our selling, general and administrative expenses by $3.0 million compared to the comparable period of the prior year. Excluding these fair value adjustments and the impact of foreign exchange rates, selling, general and administrative expenses increased slightly by $0.9 million.

Impairment Charges and (Gain)/Loss on Sale of Asset

Impairment charges and (gain)/ loss on sale of asset during the three months ended March 31, 2007 includes a $5.0 million gain on the sale of a business within the Oral Technologies segment. During the three months ended March 31, 2008, we did not record any significant asset impairment charges (see Note 3 of the Unaudited Consolidated and Combined Condensed Financial Statements).

Restructuring and Other Special Items

Restructuring and other special items decreased by $6.4 million to $7.4 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, of $13.8 million. The costs to separate from Cardinal are included within Restructuring and Other Special Items. These costs during the three months ended March 31, 2008 were $5.2 million compared to $11.5 million during the three months ended March 31, 2007.

Interest Expense, net

Interest expense, net increased by $46.6 million for the three months ended March 31, 2008, primarily as a result of the interest expense on our new debt issuances used to finance the Acquisition on April 10, 2007.

Other, net

Other, net increased by $7.4 million for the three months ended March 31, 2008, primarily as a result of unrealized loss on foreign currencies recorded related to intercompany loans denominated in non U.S. dollar currency during the current period. As these intercompany loans are temporary loans, the impact of translating these loans to U.S. dollar equivalent is recorded in the statement of operations. The unrealized loss on foreign currency was partially offset by a $3.8 million gain recorded in connection with the repurchase of 9.5 million Euros of our 9 3/4% Senior Subordinated Notes during the three months ended March 31, 2008.

Provision/(Benefit) for Income Taxes

Our effective tax rate reflects tax benefits derived from operations outside the United States, some of which are taxed at rates lower than the U.S. statutory rate of 35%. Our three months ended March 31, 2008 income tax benefit was $5.8 million and relative to losses before income taxes of ($37.0) million. The income tax benefit/ (expense) relative to earnings/(loss) from continuing operations before income taxes and minority interest was 15.7% and 1.3% for the three months ended March 31, 2008 and March 31, 2007, respectively. Generally, fluctuations in the effective tax rate are primarily due to change in our geographic pretax income resulting from our business mix and changes in the tax impact of restructuring and other special items and other discrete items, which may have unique tax implications depending on the nature of the item.

Segment Review

Our results on a segment basis for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 are as follows:

	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Increase/ (Decrease)
(in millions)			$	%
Oral Technologies
Net revenue	$261.5	$240.9	$20.6	9
Segment EBITDA	62.5	59.3	3.2	5
Sterile Technologies
Net revenue	76.7	65.2	11.5	18
Segment EBITDA	6.3	(0.2)	6.5	*
Packaging Services
Net revenue	125.3	141.6	(16.3)	(12)
Segment EBITDA	11.4	16.6	(5.2)	(31)
Inter-segment revenue elimination	(10.2)	(9.8)	(0.4)	4
Unallocated costs (1)	(23.7)	(13.5)	(10.2)	76
Combined Total
Net revenue	453.3	437.9	15.4	4
EBITDA from continuing operations	$56.5	$62.2	$(5.7)	(9)

*	Percentage not meaningful

(1)	Unallocated costs includes special items, equity-based compensation, impairment charges, certain other Corporate directed costs, and other costs that are not allocated to the segments as follows:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Impairment charges and gain/(loss) on sale of assets	$—	$5.6
Equity compensation	(3.0)	(5.3)
Restructuring and other special items	(7.4)	(13.8)
Sponsor advisory fee	(2.5)	—
Minority interest, net	(1.2)	(1.3)
Other, net	(9.0)	(1.6)
Non-allocated corporate costs, net	(0.6)	2.9

Total unallocated costs	$(23.7)	$(13.5)

Provided below is a reconciliation of EBITDA to earnings/(loss) from continuing operations:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Earnings/(loss) from continuing operations	$(32.4)	$18.6
Depreciation and amortization	43.0	26.9
Interest expense, net	51.7	5.1
Income tax (benefit)/ expense	(5.8)	11.6

EBITDA	$56.5	$62.2

Oral Technologies segment

Net revenues increased by 9% or $20.6 million compared to the same period a year ago. The weaker U.S. dollar favorably impacted the Oral Technologies segment’s revenue growth by approximately seven percentage points, or $17.6 million. Excluding the benefit of foreign exchange rates, net revenue increased slightly by 2% or $3.0 million. The demand for our controlled release and Zydis ® formats continued to increase. This increase was partially offset by a decrease in output within our Softgel facilities primarily due to the expected decline in certain customer products.

Segment EBITDA increased by 5%, or $3.2 million. The Oral Technologies segment’s EBITDA was favorably impacted by the weaker U.S. dollar by approximately six percentage points or $3.5 million. Excluding the benefit of foreign exchange rates, segment EBITDA was flat based on a net revenue increase of 2%.

Sterile Technologies segment

Net revenues increased by 18% or $11.5 million, due to increased volumes at the majority of the sterile manufacturing facilities, including increased throughput within our blow-fill-seal facility and continued strong demand at our new pre-filled syringe facility, in Belgium. The weaker U.S. dollar favorably impacted the Sterile Technologies segment’s revenue growth by approximately five percentage points, or $3.3 million.

Segment EBITDA increased by $6.5 million primarily due to increased revenues and improved utilization of our sterile facilities, including the ramp-up of our new facility in Belgium. The weaker U.S. dollar favorably impacted the Sterile Technologies segment’s EBITDA growth by approximately $0.3 million.

Packaging Services segment

Net revenues decreased by 12%, or $16.3 million, mainly due to lower volumes primarily in our North American printed components and packaging facilities. The weaker U.S. dollar favorably impacted Packaging Services segment’s revenue growth by approximately three percentage points or $3.9 million, excluding this benefit, revenues decreased by $20.2 million due to reduced demand within our North American packaging and printing facilities. This decline in demand within our North American facilities was partially driven by a reduction in certain customers’ forecasts due to market demand and certain customers’ decisions to utilize their own facilities, versus utilizing an outsource provider for their packaging needs.

Segment EBITDA decreased by 31%, or $5.2 million, primarily due to the lower production levels within the North American packaging and printing facilities, partially offset by the favorable impact of the weaker U.S. dollar by approximately 4.3 percentage points, or $0.7 million.

Nine Months Ended March 31, 2008 compared to the Nine Months Ended March 31, 2007

Results for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 are as follows:

	Successor	Predecessor
(in millions)	Nine Months ended March 31, 2008	Nine Months Ended March 31, 2007	Increase/ (Decrease)
			$	%
Net revenue	$1,355.3	$1,252.9	$102.4	8
Cost of products sold	1,031.5	946.8	84.7	9

Gross margin	323.8	306.1	17.7	6
Selling, general and administrative expenses	238.6	214.2	24.4	11
Impairment charges and (gain)/loss on sale of asset	0.4	(2.5)	2.9	*
Restructuring and other special items	20.7	21.8	(1.1)	(5)

Operating earnings	64.1	72.6	(8.5)	(12)
Interest expense, net	153.0	7.7	145.3	*
Other expense, net	28.8	1.6	27.2	*

(Loss)/earnings from continuing operations before income taxes and minority interest	(117.7)	63.3	(181.0)	*
Income tax (benefit)/expense	(49.8)	7.8	(57.6)	*
Minority interest expense, net of tax	1.5	3.5	(2.0)	(57)

(Loss)/earnings from continuing operations	(69.4)	52.0	(121.4)	*
Loss from discontinued operations, net of tax	(3.1)	(10.6)	7.5	(71)

Net (loss)/earnings	$(72.5)	$41.4	$(113.9)	*

*	Percentage not meaningful

Net Revenue

Net revenue increased 8% or $102.4 million compared to the same period a year ago. The weaker U.S. dollar favorably impacted our revenue growth by approximately six percentage points, or $70.7 million. Excluding the impact of foreign exchange rates, net revenue increased by $31.7 million or 2% primarily due to increased volumes and throughput within our Sterile Technologies segment including increased output from our new sterile facility in Belgium.

Gross Margin

Gross margin increased by 6%, or $17.7 million compared to the nine months ended March 31, 2007. The gross margin for the nine months ended March 31, 2008 included a non cash inventory charge and other adjustments of approximately $11.0 million within our Oral Technologies segment. See Note 1 of the Unaudited Consolidated and Combined Condensed Financial Statements for further discussion. Excluding these inventory and other adjustments, gross margin increased by 9.4% or $28.7 million.

The gross margin increase of 9.4% was primarily due to increased revenues and improved utilization at our sterile facilities. The weaker U.S. dollar favorably impacted our gross margin by approximately six percentage points or $17.2 million.

Selling, General and Administrative expense

Selling, general and administrative expenses increased by approximately 11%, or $24.4 million compared to the comparable period in the prior year. Selling, general and administrative expenses include additional depreciation and amortization expenses of approximately $30.4 million associated with the intangibles recorded in connection with the Acquisition and the increase in the value of property, plant and equipment recorded as part of the Acquisition. In addition, the weaker U.S. dollar increased our selling, general and administrative expenses by $7.9 million compared to the comparable period of the prior year. Excluding these fair value adjustments and the impact of foreign exchange rates, selling, general and administrative expenses decreased by $13.9 million or 6.5% due to the following:

•	higher allocation of costs by Cardinal by approximately $10.6 million in the nine months ended March 31, 2007 compared to the stand alone costs during the nine months ended March 31, 2008,

•	a $11.7 million reduction in equity compensation charges from the fiscal 2007 period to the fiscal 2008 period, and

•	a decrease in salary costs as a result of the reduction in force that was completed in the quarter ending June 30, 2007.

These favorable factors were offset by the Sponsor advisory fee of $7.5 million recorded during the nine months ended March 31, 2008.

Impairment Charges and (Gain)/Loss on Sale of Asset

Impairment charges and (gain)/loss on sale of assets increased by $2.9 million during the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007. During the nine months ended March 31, 2007, we recorded a $5.0 million gain on the sale of a business in our Oral Technologies segment, partially off set by an asset impairment of $1.8 million based upon a discounted cash flow analysis related to a change in our expected use of certain assets related to the Sterile Technologies segment. During the nine months ended March 31, 2008, we did not record any significant asset impairment charges.

Restructuring and Other Special Items

Restructuring and other special items decreased by $1.1 million to $20.7 million for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007, of $21.8 million. The decrease is primarily as a result of lower separation costs recorded in the fiscal 2008 period as compared to the fiscal 2007 period.

Interest Expense, net

Interest expense, net increased by $145.3 million for the nine months ended March 31, 2008, primarily as a result of the interest expense on our new debt issuances used to finance the Acquisition on April 10, 2007.

Other, net

Other, net increased by $27.2 million for the nine months ended March 31, 2008, primarily as a result of unrealized loss on foreign currency recorded related to intercompany loans denominated in non U.S. dollar currencies. As these intercompany loans are not permanently reinvested, the impact of translating these loans to U.S. dollar equivalent is recorded in the statement of operations. The unrealized loss on foreign currency was partially offset by a $3.8 million gain recorded in connection with the repurchase of 9.5 million Euros of our 9 3/4% Senior Subordinated Notes during the nine months ended March 31, 2008

Provision/(Benefit) for Income Taxes

Our effective tax rate reflects tax benefits derived from operations outside the United States, some of which are taxed at rates lower than the U.S. statutory rate of 35%. Our nine months ended March 31, 2008 benefit for income taxes was ($49.8) million and relative to losses before income taxes of ($117.7) million. The benefit/ (expense) for income taxes relative to earnings/(loss) from continuing operations before income taxes and minority interest was 42.3% and 12.3% for the nine months ended March 31, 2008 and March 31, 2007, respectively. Generally, fluctuations in the effective tax rate are primarily due to change in our geographic pretax income resulting from our business mix and changes in the tax impact of restructuring and other special items and other discrete items, which may have unique tax implications depending on the nature of the item. The benefit for the nine months ended March 31, 2008 includes adjustments in the Company’s deferred tax liabilities for tax rate changes in Germany, UK and Italy of ($5.5) million, ($3.9) million and ($0.4) million, respectively.

Segment Review

Our results on a segment basis for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 are as follows:

	Successor	Predecessor
	Nine Months Ended March 31, 2008	Nine Months ended March 31, 2007	Increase/( Decrease)
(in millions)			$	%
Oral Technologies
Net revenue	$753.6	$687.9	$65.7	10
Segment EBITDA	162.4	156.9	5.5	4

Sterile Technologies
Net revenue	221.3	181.8	39.5	22
Segment EBITDA	17.0	(4.9)	21.9	*

Packaging Services
Net revenue	410.7	414.1	(3.4)	(1)
Segment EBITDA	51.9	51.7	0.2	*

Inter-segment revenue elimination	(30.3)	(30.9)	0.6	(2)

Unallocated costs (1)	(72.2)	(61.0)	(11.2)	18

Combined Total
Net revenue	1,355.3	1,252.9	102.4	8
EBITDA from continuing operations	$159.1	$142.7	$16.4	11

*	Percentage not meaningful

(1)	Unallocated costs includes special items, equity-based compensation, impairment charges, certain other Corporate directed costs, and other costs that are not allocated to the segments as follows:

	Successor	Predecessor
	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Impairment charges and gain/(loss) on sale of assets	(0.4)	2.5
Equity compensation	(7.0)	(18.7)
Restructuring and other special items	(20.7)	(21.8)
Sponsor advisory fee	(7.5)	—
Minority interest, net	(1.5)	(3.5)
Other, net	(28.8)	(1.6)
Non-allocated corporate costs, net	(6.3)	(17.9)

Total unallocated costs	$(72.2)	$(61.0)

Provided below is a reconciliation of EBITDA to earnings/(loss) from continuing operations:

	Successor	Predecessor
(in millions)	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Earnings/(loss) from continuing operations	$(69.4)	$52.0
Depreciation and amortization	125.3	75.2
Interest expense, net	153.0	7.7
Income tax (benefit)/ expense	(49.8)	7.8

EBITDA	$159.1	$142.7

Oral Technologies segment

Net revenues increased by 10%, or $65.7 million compared to the same period a year ago. The weaker U.S. dollar favorably impacted the Oral Technologies segment’s revenue growth by approximately seven percentage points, or $46.5 million. Excluding the benefit of foreign exchange rates, net revenue increased by 3% or $19.2 million primarily due to increased demand for oral pharmaceutical products, particularly products in our controlled release and Zydis ® formats. The increased demand was driven by a mix of new customer products as well as increased volumes on existing customer products.

Segment EBITDA increased by 4%, or $5.5 million compared to the same period a year ago. During the nine months ended March 31, 2008, one of our European manufacturing facilities recorded a non cash inventory charge and other adjustments of approximately $11.0 million. See Note 1 of the Unaudited Consolidated and Combined Condensed Financial Statements for further discussion. In addition, the segment’s EBITDA was favorably impacted by the weaker U.S. dollar by approximately six percentage points, or $9.3 million. Excluding the impact of these items, Oral Technologies segment’s EBITDA increased by approximately 5% or $7.2 million primarily due to increased revenues within the controlled release and Zydis® businesses.

Sterile Technologies segment

Net revenues increased by 22%, or $39.5 million, due to increased volumes at the majority of the sterile manufacturing facilities, including increased demand for flu vaccine products manufactured at our new pre-filled syringe facility in Belgium. The weaker U.S. dollar favorably impacted the Sterile Technologies segment’s revenue growth by approximately five percentage points, or $8.2 million.

Segment EBITDA increased by $21.9 million, with EBITDA of $17.0 million for the nine months ended March 31, 2008, compared to a loss of $4.9 million in the corresponding period in the prior year. The increase was primarily due to increased revenues and improved utilization of our sterile facilities, including the ramp-up of our new facility in Belgium. The weaker U.S. dollar favorably impacted the Sterile Technologies segment’s EBITDA growth by approximately $1.0 million.

Packaging Services segment

Net revenues decreased by 1%, or $3.4 million. The weaker U.S. dollar favorably impacted our Packaging Services segment’s revenue growth by approximately three percentage points, or $14.3 million; excluding this benefit, revenues decreased by $17.7 million due to reduced demand within our North American packaging and printing facilities. The decline in demand within our North American facilities is driven partially by a reduction in certain customers’ forecasts due to market demand and certain customers’ decisions to utilize their own facilities versus utilizing an outsource provider for their packaging needs.

Segment EBITDA increased by $0.2 million, primarily due to stronger demand in European packaging and printing facilities as well as packaging/warehouse distribution growth, partially offset by the net revenue decrease within the North American packaging and printing facilities. Lastly, segment EBITDA was favorably impacted by the weaker U.S. dollar by approximately five percentage points, or $2.5 million.

Liquidity and Capital Resources

Sources and Use of Cash

Our principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating expenditures, capital expenditures, interest rate payments on debt and any mandatory or discretionary principal payments of debt issuances. As of March 31, 2008, our financing needs were supported by $350 million of available capacity in our revolving credit agreement of which $5.0 million net borrowings was utilized as of March 31, 2008.

We continue to believe that our cash from operations and available borrowings under our new revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

Cash Flows

The following table summarizes our statement of cash flows from continuing operations:

	Successor	Predecessor
(in millions)	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007	$ Change
Net cash provided by/(used in)
Operating activities	$26.7	$159.9	(133.2)
Investing activities	(55.4)	(80.1)	24.7
Financing activities	(16.9)	(94.2)	77.3

Operating activities

For the nine month period ended March 31, 2008, cash provided by operating activities was $26.7 million compared to cash provided by operating activities of $159.9 million for the nine month period ended March 31, 2007. Cash provided by operating activities for the fiscal 2008 period was mainly due to a decrease in working capital for trade receivables and inventory partially offset by a payment of approximately $27.2 million for one of the Company’s pension plans.

Investing activities

For the nine month period ended March 31, 2008, cash used in investing activities was $55.4 million, a decrease of $24.7 million compared to the nine month period ending March 31, 2007, due to a decrease in capital expenditures during fiscal 2008.

Financing activities

For the nine month period ended March 31, 2008, cash used in financing activities was $16.9 million compared to cash used in financing activities of $94.2 million in the same period a year ago. Cash used in the fiscal 2008 period was mainly attributable to repayments of $1.7 million of short-term borrowings and repayments of $29.7 million of long term obligations, which included the repurchase of 9.5 million Euros of the Company’s 9 3/4% Senior Subordinated Notes, partially offset by an equity contribution of $14.5 million from PTS Intermediate Holdings LLC. Cash used in the fiscal 2007 period was mainly due to net transfers to Cardinal, of $63.5 million and reductions in short-term borrowings and long-term obligations of $34.4 million.

Debt and Financing Arrangements

As of March 31, 2008, the Company had $5.0 million of net borrowings outstanding under its revolving credit facility. During the three months ended March 31, 2008, the Company repurchased approximately 9.5 million Euros of its 9 3/4% Senior Subordinated Notes, which resulted in a gain of approximately $3.8 million reflected in other, net on the Statement of Operations.

At the end of June 2007, the Company entered into interest rate swaps, expiring June 2010, as a derivative instrument to manage the risk associated with the Company’s floating rate debt. The unrealized loss on hedge instruments of $30.4 million is recorded within Accumulated Other Comprehensive Income on the Company’s consolidated balance sheet at March 31, 2008.

As of March 31, 2008, the Company was in compliance with all restrictive covenants related to its long-term obligations.

Guarantees and Security

All obligations under the senior secured credit agreement, the senior toggle notes and the senior subordinated notes are unconditionally guaranteed by each of the Company’s existing U.S. wholly owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.

All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all the following assets of the Company and each guarantor, subject to certain exceptions:

•

a pledge of 100% of the capital stock of the Company and 100% of the equity interests directly held by the Company and each guarantor in any wholly-owned material subsidiary of the Company or any guarantor (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, will not include more than 65% of the voting stock of such non-U.S. subsidiary); and

•	a security interest in, and mortgages on, substantially all tangible and intangible assets of Company and each guarantor, subject to certain limited exceptions.

During the nine months ended March 31, 2008, our non-guarantor subsidiaries accounted for approximately $858.0 million, or approximately 63%, of our total net revenue, and approximately $102.3 million, or approximately 64%, of our total EBITDA from continuing operations of $159.1 million.

As of March 31, 2008, our non-guarantor subsidiaries accounted for approximately $1.4 billion, or 58%, of our total assets (excluding intercompany receivables and goodwill), and approximately $375.9 million, or 68%, of our total liabilities (excluding intercompany liabilities and issuer’s debt of approximately $2.4 billion).

Debt Covenants

The senior secured credit agreement and the indentures governing the Senior Toggle Notes and the Senior Subordinated Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and the Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; and in the case of the Company’s senior credit agreement, enter into sale and leaseback transactions; repay subordinated indebtedness, amend material agreements governing the Company’s subordinated indebtedness (including the senior subordinated notes); and change the Company’s lines of business.

Subject to certain exceptions, the senior credit agreement and the indentures governing the notes will permit the Company and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or Puerto Rico subsidiaries are guarantors of the loans or notes.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we and/or our major equityholders, including Blackstone and its affiliates, may from time to time repurchase our outstanding debt securities, including the Senior Toggle Notes and the Senior Subordinated Notes; and/or our outstanding bank loans, in privately negotiated or open market transactions, by tender or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under our existing revolving credit facility. Any new debt may also be secured debt. We may also use available cash on our balance sheet.

Under the indentures governing the notes, the Company’s ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA.

Historical and Adjusted EBITDA

Adjusted EBITDA is based on the definitions in our indentures, is not defined under U.S. GAAP, and is subject to important limitations.

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring and other items that are included in EBITDA and net income as required by various covenants in the indentures governing the notes. Adjusted EBITDA, among other things:

•	does not include non-cash stock-based employee compensation expense and certain other non-cash charges;

•	does not include cash and non-cash restructuring, severance and relocation costs incurred to realize future cost savings and enhance our operations;

•	adds back minority interest expense, which represents the minority investors’ ownership of certain of our consolidated subsidiaries and is, therefore not available to us; and

•	includes estimated cost savings which have not yet been fully reflected in our results.

Our Combined Adjusted EBITDA for the trailing twelve months ended March 31, 2008 based on the definitions in our indentures is calculated as follows:

	Successor	Successor	Predecessor	Combined
(in millions)	Nine Months Ended March 31, 2008	April 10, 2007 To June 30, 2007	April 1, 2007 to April 9, 2007	Twelve Months Ended March 31, 2008
Loss from continuing operations	$(69.4)	$(147.0)	$(14.6)	$(231.0)
Interest expense	153.0	44.1	1.2	198.3
Income tax benefit	(49.8)	(21.2)	(9.8)	(80.8)
Depreciation and amortization	125.3	37.2	2.4	164.9

EBITDA	$159.1	$(86.9)	$(20.8)	51.4

Equity compensation (1)				24.4
Impairment charges and gain/(loss) on sale of assets (2)				1.4
Restructuring and other special items (3)				188.1
Other non-recurring/one-time items (4)				44.8
Estimated cost savings (5)				13.7
Other adjustments (6)				6.2
Sponsor monitoring fee (7)				9.7
Disposition adjustments (8)				3.0

Adjusted EBITDA				$342.7

(1)	Reflects non-cash stock-based employee compensation expense under the provisions of SFAS No. 123R, Share-based Payments.

(2)	Reflects non-cash asset impairment charges and losses from the sale of assets not included in restructuring and special items discussed below.

(3)	Restructuring and other special charges of $188.1 million included $163.9 million of non-cash charges. The total $188.1 reflects the following:

•

$17.3 million related to restructuring activities. The restructuring programs focus on various aspects of operations, including closing and consolidation of certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure.

•	$9.4 million of retention bonuses associated with the Acquisition that will not have a continuing impact.

•	$18.9 million related costs incurred to separate from Cardinal.

•

$141.8 million associated with the fair value adjustments to the balance sheet as a result of the Acquisition, including higher inventory costs during the period April 10, 2007 to June 30, 2007 of $29.4 million and the write off of In-process research and development of $112.4 million.

•	$0.7 million associated with amortization of a non-compete agreement associated with an acquisition by the Predecessor.

(4)

Reflects the following one-time items: $3.9 million associated with start-up investment in our new Sterile Technologies facilities in Brussels and North Raleigh, $10.0 million related to the one-time non cash inventory write down within our Oral Technologies segment (see Note 1 of the Unaudited Consolidated and Combined Condensed Financial Statements), $29.6 million related to unrealized foreign currency translation loss recorded relating to intercompany loans denominated in non U.S. dollar currencies and $1.3 million of other non-recurring items. Although we refer to these as one-time items, there can be no guarantee that we will not incur similar items in the future.

(5)

Reflects cost savings that we estimate we would have achieved from our restructuring and operational excellence programs where actions have begun or have already been completed if those actions had been completed at the beginning of the period presented, including $5.2 million from headcount reductions and $8.5 million from other cost reduction initiatives. However, there is no guarantee we will be able to achieve this level of cost savings.

(6)

Reflects other adjustments required in calculation our covenant compliance under the indentures governing our notes, primarily $2.6 million of minority interest expense, $2.8 million of severance and relocation costs and $0.8 million of franchise taxes in selling, general and administrative expenses. However, minority interest expense does not represent EBITDA available to us and we expect to incur severance and relocation costs and franchise taxes in the future.

(7)	Represents amount of sponsor monitoring fee. See Note 10 of the Unaudited Consolidated and Combined Condensed Financial Statements.

(8)

Reflects the elimination of $2.6 million of losses from one of our facilities, which we closed in December 2007, plus $0.4 million of EBITDA loss by businesses which we sold on March 9, 2007. We have not eliminated $1.0 million of EBITDA generated by an Oral Technologies facility which was sold to a customer in July 2006, because it is part of a larger customer relationship that is expected to continue. We cannot assure you that this customer will continue to generate the same level of cash flows as in the past.

Interest Rate Risk Management

A portion of the debt used to finance our operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of March 31, 2008 is to interest rate fluctuations in the United States and Europe, especially LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instrument in these hedging strategies. The derivatives used to manage the risk associated with our floating rate debt were designated as cash flow hedges.

Currency Rate Risk Management

Periodically we may utilize forward currency exchange contracts to manage our exposures to the variability of cash flows primarily related to the foreign exchange rate changes of future foreign currency transaction costs. In addition, from to time to time we will utilize foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities. We expect to continue to evaluate hedging opportunities for foreign currency in the future.

Contractual Obligations

There have been no material changes outside the ordinary course of business with respect to the contractual obligations disclosed in the Prospectus.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements as of March 31, 2008.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to foreign exchange rate changes. We maintain a comprehensive hedging program to manage volatility related to these market exposures. From time to time, we will utilize derivative financial instruments in order to mitigate risk. Our exposure to market risks has not changed materially since June 30, 2007.

Item 4T.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation and subject to the foregoing, our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives. See Exhibits 31.1 and 31.2 for the Certification Statements issued by our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer.

Internal control over financial reporting

No change in the Company’s internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Legal Matters

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits, now totaling fourteen in number, filed by a variety of plaintiffs purportedly injured by their use of the prescription acne medication Amnesteem® (a generic form of isotretinoin). Plaintiffs allege that they suffer from inflammatory bowel disease as a result of their ingestion of Amnesteem®.

Two single plaintiff lawsuits involving Amnesteem® use only have been filed in the Court of Common Pleas, Washington, County, Pennsylvania. A third has been filed in the General Court of Justice, Superior Court Division, Durham County, NC, but removed successfully to the United States District Court for the Middle District of North Carolina, Durham Division. Three more have been filed in the Superior Court of New Jersey, Law Division, Atlantic County. Two of those three lawsuits were removed to the United States District Court for the District of New Jersey, Camden Vicinage. Plaintiffs have moved to remand those cases, but no ruling has yet been made.

Finally, eight additional lawsuits, including three additional lawsuits filed in May 2008, have been filed in the Superior Court of New Jersey, Law Division, Atlantic County by single plaintiffs who claim to have ingested not only Amnesteem®, but also one or more other forms of isotretinoin including Accutane® and/or Claravis®. Those cases have been filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all New Jersey Accutane® lawsuits. In addition to the Company and the several pharmaceutical companies named in the first six civil lawsuits described above, these five additional lawsuits name the pertinent additional pharmaceutical companies involved based on various forms of isotretinoin allegedly ingested.

Although expressed in various terms, generally speaking, all fourteen of these lawsuits set forth some or all of the standard array of product liability claims including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

From time to time we may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects, and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant. We intend to vigorously defend ourselves against such other litigation and do not currently believe that the outcome of any such other litigation will have a material adverse effect on our financial statements.

In addition, the healthcare industry is highly regulated and government agencies continue to scrutinize certain practices affecting government programs and otherwise. From time to time, we receive subpoenas or requests for information from various government agencies, including from state attorneys general and the U.S. Department of Justice relating to the business practices of customers or suppliers. We generally respond to such subpoenas and requests in a timely and thorough manner, which responses sometimes require considerable time and effort, and can result in considerable costs being incurred, by us. We expect to incur additional costs in the future in connection with existing and future requests.

Regulatory Matters

In the second quarter of fiscal 2008 the U.S. Food and Drug Administration (FDA) initiated an inspection, or audit, of the Company’s North Raleigh Sterile Technologies facility and at the conclusion of the audit issued a Form 483 notice listing the investigators’ observations. The Company initially responded to the FDA’s audit notice in December 2007 and provided updates to the initial response in January and February 2008. On March 28, 2008, the Company received a warning letter from the FDA (the “Warning Letter”). The Warning Letter was a follow-up to the FDA Form 483 and addressed the overall control and management of quality systems at the North Raleigh facility. The Company submitted its written response to the Warning Letter on April 17, 2008 and a formal meeting with the FDA was held on May 6, 2008.

The Company intends to cooperate fully with the FDA in response to the Warning Letter and will be regularly briefing the FDA on the corrective actions that have been and will be implemented at the facility in order to address the issues raised in the Warning Letter. While the Company is currently under no restrictions by the FDA regarding the commercial operations at the North Raleigh site, the Company is unable to determine precisely the short-term economic impact of instituting the required corrective actions and there can be no assurance that the FDA will not take further action, if the necessary corrective actions are not completed on a timely basis. Until all corrective actions required under the Warning Letter have been taken, the FDA will not consider new commercial products for approval at the North Raleigh site.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Prospectus, which could materially affect our business, financial condition or future results. The risks described in the Prospectus are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in the Prospectus.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Registration Statement on Form S-4 filed on December 6, 2007 (File No. 333-147871)).

3.2	Amended and Restated By-laws of Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Registrants’ Registration Statement on Form S-4 filed on December 6, 2007 (File No. 333-147871)).

10.1	Offer Letter between Catalent Pharma Solutions, Inc. and Matthew Walsh dated February 29, 2008*

10.2	Severance Agreement for Matthew Walsh, dated February 29, 2008*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date: May 15, 2008	By:	/S/ JOHN W. LOWRY
John W. Lowry President & Chief Executive Officer

Date: May 15, 2008	By:	/S/ MATTHEW M. WALSH
Matthew M. Walsh Senior Vice President & Chief Financial Officer