Form 10-Q/A
period 2008-03-31
Catalent Pharma Solutions, Inc.
filed 2008-09-29
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

(Note: For the past 90 days, the registrant has not been required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.)

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

As of September 26, 2008, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

Explanatory Note

Catalent Pharma Solutions, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, previously filed with the Securities and Exchange Commission (the “SEC”) on May15, 2008 (the “Original Filing”), to amend and restate the Unaudited Consolidated and Combined Condensed Financial Statements. For additional information on the restatement see Note 17 – Restatement, in the Notes to Unaudited Consolidated and Combined Condensed Financial Statements.

Except for Part I, Items 1, 2 and 4T and certain exhibits under Part II, Item 6, no other information included in the Form 10-Q as originally filed is being restated by, or repeated in this Quarterly Report on Form 10-Q/A and this Quarterly Report on Form 10-Q/A should be read together with the Form 10-Q as originally filed, except for Part I Items 1, 2 and 4T and certain exhibits under Part II, Item 6, which are restated in their entirety herein. Cross references within this Quarterly Report on Form 10-Q/A to items other than Part I Item 1, 2 and 4T and certain exhibits under Part II, Item 6 are references to those items in the Form 10-Q as originally filed. This Quarterly Report on Form 10-Q/A does not otherwise update the disclosures, including forward-looking information, set forth in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 as originally filed and does not otherwise reflect events occurring after the original filing of the Quarterly Report on Form 10-Q on May 15, 2008. Such events include, among others, events described in our reports under the Securities Exchange Act of 1934, as amended, filed with the SEC since May 15, 2008.

Exhibits 31.1 and 31.2 and 32.1 and 32.2 are being included in this Form 10-Q/A and have been dated as of the date of this filing but are otherwise unchanged.

CATALENT PHARMA SOLUTIONS, INC.

1

Special Note Regarding Forward-Looking Statements

Certain information included in this quarterly report on Form 10-Q/A may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-Q/A, are forward-looking statements. In particular, statements that we make regarding future market trends are forward-looking statements. When used in this document, the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions are intended to identify forward-looking statements.

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

•	certain liabilities in connection with our pension plans;

•	conflicts of interest with our controlling investors;

•	a material weakness in our internal control over financial reporting; and

•	other factors as described in the Prospectus.

We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Consolidated and Combined Condensed Statements of Operations

(in millions)

Unaudited

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
	As restated (see Note 17)		As restated (see Note 17)
Net revenue	$453.3	$437.9	$1,355.3	$1,252.9
Cost of products sold	342.1	325.4	1,031.5	946.8

Gross margin	111.2	112.5	323.8	306.1
Selling, general and administrative expenses	80.1	66.1	238.6	214.2
Impairment charges and loss/(gain) on sale of asset	—	(5.6)	0.4	(2.5)
Restructuring and other special items	7.4	13.8	20.7	21.8

Operating earnings	23.7	38.2	64.1	72.6
Interest expense, net	51.7	5.1	153.0	7.7
Other expense, net	68.4	1.6	150.2	1.6

(Loss)/earnings from continuing operations before income taxes and minority interest	(96.4)	31.5	(239.1)	63.3
Income tax expense (benefit)	(26.4)	11.6	(92.0)	7.8
Minority interest expense, net of tax benefit of $0.4 million, $1.0 million, $0.5 million and $2.8 million, respectively	1.2	1.3	1.5	3.5

(Loss)/earnings from continuing operations	(71.2)	18.6	(148.6)	52.0
Income/(loss) from discontinued operations, net of tax expense (benefit) of $0.6 million, $(6.8) million, $1.1 million and $(5.7) million, respectively	1.4	3.2	(3.1)	(10.6)

Net (loss)/earnings	$(69.8)	$21.8	$(151.7)	$41.4

The accompanying notes are an integral part of these consolidated and combined condensed financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Consolidated Condensed Balance Sheets

(in millions, except shares)

Unaudited

	March 31, 2008	June 30, 2007
	As restated (see Note 17)
ASSETS
Current assets:
Cash and cash equivalents	$68.8	$82.7
Trade receivables, net	297.2	310.3
Inventories, net	218.1	218.9
Prepaid expenses and other	73.2	82.0
Assets held for sale	54.3	82.3

Total current assets	711.6	776.2
Property and equipment, net	1,069.4	1,056.1
Other assets:
Goodwill	1,505.0	1,421.7
Other intangibles, net	535.6	546.3
Other	70.2	62.0

Total assets	$3,891.8	$3,862.3

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$29.6	$36.4
Accounts payable	123.2	114.6
Other accrued liabilities	218.7	174.5
Liabilities held for sale	27.2	36.1

Total current liabilities	398.7	361.6
Long-term obligations, less current portion	2,363.3	2,275.6
Pension liability	82.2	106.1
Deferred income taxes	51.0	171.5
Other liabilities	40.1	30.3
Minority interest	—	6.6
Commitments and contingencies (see Note 13)
Shareholder’s equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—
Additional paid in capital	1,071.4	1,049.9
Accumulated deficit	(302.0)	(150.3)
Accumulated other comprehensive income	187.1	11.0

Total shareholder’s equity	956.5	910.6

Total liabilities and shareholder’s equity	$3,891.8	$3,862.3

The accompanying notes are an integral part of these consolidated and combined condensed financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Consolidated Condensed Statement of Changes in Shareholder’s Equity

(in millions)

Unaudited

As restated (see Note 17)	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholder’s Equity
Balance June 30, 2007	$—	$1,049.9	$(150.3)	$11.0	$910.6
Equity contribution		14.5			14.5
Comprehensive income/(loss):
Net loss			(151.7)
Foreign currency translation adjustments				194.7
Change in unrealized gain/(loss) on derivatives, net of tax of $10.0 million				(18.6)

Total comprehensive income					24.4
Equity compensation		7.0			7.0

Balance at March 31, 2008	$—	$1,071.4	$(302.0)	$187.1	$956.5

The accompanying notes are an integral part of this consolidated and condensed financial statement

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Consolidated and Combined Condensed Statements of Cash Flows

(in millions)

Unaudited

	Successor	Predecessor
	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
	As restated (see Note 17)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/earnings	$(151.7)	$41.4
Loss from discontinued operations	(3.1)	(10.6)

(Loss)/earnings from continuing operations	(148.6)	52.0
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	125.3	75.2
Unrealized foreign currency transaction losses, net	121.4	—
Amortization of debt financing costs	6.0
Minority interest expense	1.5	3.5
Non-cash restructuring and other special items	0.8	0.6
Asset impairments and loss on sale of assets	0.4	(2.5)
Gain on repurchase of long-term obligations	(3.8)	—
Equity compensation	7.0	18.7
Benefit for deferred income taxes	(116.7)	—
Provisions for bad debts and inventory	14.2	0.4
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	32.6	(6.8)
Decrease/(increase) in inventories	5.4	(7.1)
(Decrease)/increase in accounts payable	(2.3)	3.6
Other accrued liabilities and operating items, net	(16.5)	22.3

Net cash provided by operating activities from continuing operations	26.7	159.9

Net cash used in operating activities from discontinued operations	(4.1)	(1.2)

Net cash provided by operating activities	22.6	158.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	0.4	19.2
Additions to property and equipment	(55.8)	(99.3)

Net cash used in investing activities from continuing operations	(55.4)	(80.1)
Net cash used in investing activities from discontinuing operations	(2.1)	(8.9)

Net cash used in investing activities	(57.5)	(89.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(1.7)	(14.0)
Reduction of long-term obligations	(29.7)	(20.4)
Proceeds from long-term obligations	—	3.7
Equity contribution	14.5	—
Net transfers to Cardinal Health, Inc. and affiliates	—	(63.5)

Net cash used in financing activities from continuing operations	(16.9)	(94.2)
Net cash used in from discontinued operations	—	—

Net cash used in financing activities	(16.9)	(94.2)

Effect of foreign currency	37.9	16.9
NET DECREASE IN CASH AND EQUIVALENTS	(13.9)	(7.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	82.7	133.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$68.8	$126.0

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$127.4	$—
Taxes paid	$15.4	$—

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

On September 8, 2008, the Company determined that its €225.0 million 9  3/4 % euro-denominated senior subordinated notes (the “senior subordinated notes”) and its €265.0 million euro-denominated term loan tranche of its senior secured credit facilities (the “euro-denominated term loan”) did not qualify as effective economic hedges of the Company’s net investment in its euro-denominated subsidiaries and that its €115.0 million euro-denominated interest rate swap did not qualify as an effective cash flow hedge. These hedges did not meet the hedge accounting requirements under SFAS 133 because the Company did not complete the required contemporaneous analysis and documentation of these net investments as required by SFAS 133 when the Company entered into its senior subordinated notes and euro-denominated term loan. As a result, the accompanying interim consolidated financial statements as of and for the three and nine months ended March 31, 2008 included herein have been restated. See Note 17 for further discussion.

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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) which is an interpretation of SFAS No.109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS 109. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Effective July 1, 2007, the Company adopted the provisions of FIN 48. As a result, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of March 31, 2008, the Company had a total of $9.9 million of unrecognized tax benefits. Of this amount, $5.1 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, the Company has approximately $0.9 million of accrued interest related to uncertain income tax positions.

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

(in millions)	Historical As Reported	(unaudited) For the three months ended March 31, 2007	Pro Forma
		Adjustments (1)
Net revenue	$437.9	$—	$437.9
Earnings/(loss) from continuing operations before income taxes and minority interest	31.5	(58.8)	(27.3)

	Historical As Reported	(unaudited) For the nine months ended March 31, 2007	Pro Forma
		Adjustments (1)
Net revenue	$1,252.9	$—	$1,252.9
Earnings/(loss) from continuing operations before income taxes and minority interest	63.3	(325.9)	(262.6)

(1)	Includes adjustments in the nine months ended March 31, 2007 related to charges for in-process research and development and the higher inventory costs, and for the three and nine months ended March 31, 2007 charges for the annual advisory fee that we expect to pay to The Blackstone Group, increased amortization and depreciation expense based on the fair values for recording of the Acquisition, and in addition, the incremental interest expense and amortization of deferred financing fees related to the debt incurred in connection with the Acquisition.

3.	DISCONTINUED OPERATIONS AND DIVESTITURES

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

The Company’s (benefit)/ expense for income taxes relative to earnings (loss) from continuing operations before income taxes and minority interest was 38% for the nine months ended March 31, 2008, as compared to 12.3% for the nine months ended March 31, 2007. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Germany, U.K. and France. The benefit for the nine months ended March 31 2008 includes favorable adjustments in the Company’s deferred tax liabilities for tax rate changes in Germany, UK and Italy of $5.5 million, $3.9 million and $0.4 million, respectively. With few exceptions, we are no longer subject to non-U.S. income tax examinations for years prior to 2001. Under the terms of the purchase agreement related to the Acquisition, the Company is indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of March 31, 2008, approximately $5.1 million of unrecognized tax benefits and related interest is subject to indemnification by Cardinal.

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

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Accumulated other comprehensive income/(loss) consist of:

As restated (See Note 17) (in millions)	Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Pension Liability Adjustments	Other Comprehensive Earnings/(Loss)
Balance at June 30, 2007	$9.2	$—	$1.8	$11.0
Activity, net	194.7	(18.6)	—	176.1

Balance at March 31, 2008	$203.9	$(18.6)	$1.8	$187.1

12.	EQUITY-BASED COMPENSATION

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

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
	As restated (See Note 17)		As restated (See Note 17)
Oral Technologies
Net revenue	$261.5	$240.9	$753.6	$687.9
Segment EBITDA	$62.5	$59.3	$162.4	$156.9
Sterile Technologies
Net revenue	76.7	65.2	221.3	181.8
Segment EBITDA	6.3	(0.2)	17.0	(4.9)
Packaging Services
Net revenue	125.3	141.6	410.7	414.1
Segment EBITDA	11.4	16.6	51.9	51.7
Inter-segment revenue elimination	(10.2)	(9.8)	(30.3)	(30.9)
Unallocated Costs(1)	(83.1)	(13.5)	(193.6)	(61.0)
Combined Total
Net revenue	$453.3	$437.9	$1,355.3	$1,252.9
EBITDA from continuing operations	$(2.9)	$62.2	$37.7	$142.7

(1)	Unallocated Costs include special items, equity-based compensation, impairment charges, certain other Corporate directed costs, and other costs that are not allocated to the segments as follows:

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Impairment charges and gain/(loss) on sale of assets	$—	$5.6	$(0.4)	$2.5
Equity compensation	(3.0)	(5.3)	(7.0)	(18.7)
Restructuring and other special items	(7.4)	(13.8)	(20.7)	(21.8)
Sponsor advisory fee	(2.5)	—	(7.5)	—
Minority interest, net	(1.2)	(1.3)	(1.5)	(3.5)
Other, net	(68.4)	(1.6)	(150.2)	(1.6)
Non-allocated corporate costs, net	(0.6)	2.9	(6.3)	(17.9)

Total unallocated costs	$(83.1)	$(13.5)	$(193.6)	$(61.0)

Provided below is a reconciliation of EBITDA to earnings/(loss) from continuing operations:

	Successor	Predecessor	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
	As restated (See Note 17)		As restated (See Note 17)
Earnings/(loss) from continuing operations	$(71.2)	$18.6	$(148.6)	$52.0
Depreciation and amortization	43.0	26.9	125.3	75.2
Interest expense, net	51.7	5.1	153.0	7.7
Expense/(benefit) for income taxes	(26.4)	11.6	(92.0)	7.8

EBITDA	$(2.9)	$62.2	$37.7	$142.7

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

17.	RESTATEMENT

On September 8, 2008, Catalent Pharma Solutions, Inc. (the “Company”) determined that it would restate its interim consolidated financial statements as of and for the three and nine month periods ended March 31, 2008 included in its periodic report on Form 10-Q for that period (the “Report”). This restatement was necessary as the Company had determined that its €225.0 million 9  3/4% euro-denominated senior subordinated notes (the “senior subordinated notes”) and its €265.0 million euro-denominated term loan tranche of its senior secured credit facilities (the “euro-denominated term loan”) did not qualify as effective economic hedges of the Company’s net investment in its euro-denominated subsidiaries and that its €115.0 million euro-denominated interest rate swap did not qualify as an effective cash flow hedge. These hedges did not meet the hedge accounting requirements under Statement of Financial Accounting Standards No. 133 (SFAS 133) “Accounting for Derivative Instruments and Hedging Activities” (as amended) because the Company did not complete the required contemporaneous analysis and documentation of these net investments as required by SFAS 133 when the Company entered into its senior subordinated notes and euro-denominated term loan. The accompanying interim consolidated financial statements as of and for the three and nine months ended march 31, 2008 included herein have been restated.

The Company initially recorded non-cash, unrealized foreign currency transaction losses relating to its senior subordinated notes, euro-denominated term loan and euro-denominated interest rate swap to Accumulated other comprehensive income/(loss) on the Company’s Consolidated Balance Sheet as of March 31, 2008. In the opinion of management, these non-cash, unrealized foreign currency transaction losses should have been recorded in determining Net loss on the Company’s Statement of Operations for the three and nine months ended March 31, 2008, as the Company had not completed the contemporaneous analysis and documentation of its senior subordinated notes and the euro-denominated term loan at their inception to determine whether these qualified as effective economic hedges of the Company’s net investment in its euro-denominated subsidiaries in accordance with SFAS 133. The Company is in the process of analyzing its net investment in its euro-denominated subsidiaries and completing the related documentation as required by SFAS 133 in connection with its senior subordinated notes and euro-denominated term loan to determine the portion that will qualify to be designated as an effective economic hedge of its net investment in its euro-denominated subsidiaries. As such, when the required analysis and documentation is satisfactorily completed the Company will prospectively record non-cash, unrealized foreign currency transaction gains and losses relating to its senior subordinated notes and euro-denominated term loan to Accumulated other comprehensive income/(loss) on the Company’s Consolidated Balance Sheet for the portion, if any, that qualifies as an effective economic hedge of the Company’s net investment in its euro-denominated subsidiaries. For the portion, if any, that is determined to be ineffective, the Company will record non-cash, unrealized foreign currency transaction gains and losses in determining Net loss on the Company’s Statement of Operations on a prospective basis. Until such time, all non-cash, unrealized foreign currency transaction gains and losses relating to its senior subordinated notes and euro-denominated term loan will be recorded in determining Net loss on the Company’s Statement of Operations.

As a result of correcting the error, net loss for the three and nine month periods ended March 31, 2008 was increased by $38.8 million and $79.2 million, respectively, which is comprised of $59.4 million and $121.4 million, respectively of non-cash, unrealized foreign currency transaction losses reduced by $20.6 million and $42.2 million of tax benefits related to the non-cash, unrealized foreign currency transaction losses for each of those periods. The Company concluded that $2.9 million, net of a $1.5 million tax benefit, of these non-cash, unrealized transaction losses related to the period ended June 30, 2007 and that the error was not material to that prior period. Accordingly, the Company recorded the prior period charge in the first quarter of fiscal 2008 to Other expense, net, in the Company’s results of operations. Additionally, as a result of this correction, as of March 31, 2008 Accumulated deficit and Accumulated other comprehensive income both increased $79.2 million.

The restatement had the following impact on the Company’s financial statements as of and for the three months ended September 30, 2007.

unaudited, dollars in millions	As Reported	Adjustment	As Restated
As of September 30, 2007
Total Assets	$3,872.4	$—	$3,872.4
Accumulated deficit	(161.6)	(25.3)	(186.9)
Accumulated other comprehensive income	13.6	25.3	38.9
Total Shareholder’s equity	917.5	—	917.5
Total Liabilities and Shareholder’s equity	$3,872.4	$—	$3,872.4

For the Three Months Ended September 30, 2007
Other expense, net	$9.2	$38.8	$48.0
(Loss)/earnings from continuing operations before income taxes and minority interest	(32.5)	(38.8)	(71.3)
Income tax expense (benefit)	(24.4)	(13.5)	(37.9)
(Loss)/earnings from continuing operations	(7.8)	(25.3)	(33.1)
Net (loss)/earnings	$(11.3)	$(25.3)	$(36.6)

The restatement had the following impact on the Company’s financial statements as of and for the three and six months ended December 31, 2007.

unaudited, dollars in millions	As Reported	Adjustment	As Restated
As of December 31, 2007
Total Assets	$3,832.2	$—	$3,832.2
Accumulated deficit	(191.8)	40.4	(151.4)
Accumulated other comprehensive income	27.4	(40.4)	(13.0)
Total Shareholder’s equity	903.6	—	903.6
Total Liabilities and Shareholder’s equity	$3,832.2	$—	$3,832.2

For the Three Months Ended December 31, 2007
Other expense, net	$10.6	$23.2	$33.8
(Loss)/earnings from continuing operations before income taxes and minority interest	(48.2)	(23.2)	(71.4)
Income tax expense (benefit)	(19.6)	(8.1)	(27.7)
(Loss)/earnings from continuing operations	(29.2)	(15.1)	(44.3)
Net (loss)/earnings	$(30.2)	$(15.1)	$(45.3)

For the Six Months Ended December 31, 2007
Other expense, net	$19.8	$62.0	$81.8
(Loss)/earnings from continuing operations before income taxes and minority interest	(80.7)	(62.0)	(142.7)
Income tax expense (benefit)	(44.0)	(21.6)	(65.6)
(Loss)/earnings from continuing operations	(37.0)	(40.4)	(77.4)
Net (loss)/earnings	$(41.5)	$(40.4)	$(81.9)

18.	GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the three months ended March 31, 2008

(Successor)

(in millions)

As restated (See Note 17)	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Successor Combined
Net revenue	$—	$166.8	$289.1	$(2.6)	$453.3
Cost of products sold	—	120.4	224.3	(2.6)	342.1

Gross margin	—	46.4	64.8	—	111.2
Selling, general and administrative expenses	—	48.4	31.7	—	80.1
Impairment charges and (gain)/loss on sale of asset	—	0.5	(0.5)	—	—
Restructuring and other special items	—	5.8	1.6	—	7.4

Operating earnings/(loss)	—	(8.3)	32.0	—	23.7
Interest expense, net	51.2	(0.3)	0.8	—	51.7
Other expense, net	51.6	(3.6)	16.4	4.0	68.4

Earnings/(loss) from continuing operations before income taxes and minority interest	(102.8)	(4.4)	14.8	(4.0)	(96.4)
Income tax (benefit)/expense	(33.0)	2.0	4.6	—	(26.4)
Minority interest, net of tax benefit of $0.4 million	—	—	1.2	—	1.2

(Loss)/earnings from continuing operations	(69.8)	(6.4)	9.0	(4.0)	(71.2)
(Loss) earnings from discontinued operations, net of tax expense (benefit) of $0.6 million	—	(0.4)	1.8	—	1.4

Net earnings/(loss)	$(69.8)	$(6.8)	$10.8	$(4.0)	$(69.8)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the nine months ended March 31, 2008

(Successor)

(in millions)

As restated (See Note 17)	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Successor Combined
Net revenue	$—	$510.5	$858.0	$(13.2)	$1,355.3
Cost of products sold	—	368.2	676.5	(13.2)	1,031.5

Gross margin	—	142.3	181.5	—	323.8
Selling, general and administrative expenses	—	134.6	104.0	—	238.6
Impairment charges and (gain)/loss on sale of asset	—	0.7	(0.3)	—	0.4
Restructuring and other special items	—	18.3	2.4	—	20.7

Operating earnings/(loss)	—	(11.3)	75.4	—	64.1
Interest expense, net	149.4	(0.5)	4.1	—	153.0
Other expense, net	103.4	(5.9)	39.3	13.4	150.2

Earnings/(loss) from continuing operations before income taxes and minority interest	(252.8)	(4.9)	32.0	(13.4)	(239.1)
Income tax (benefit)/expense	(101.1)	9.1	—	—	(92.0)
Minority interest, net of tax benefit of $0.5 million	—	—	1.5	—	1.5

(Loss)/earnings from continuing operations	(151.7)	(14.0)	30.5	(13.4)	(148.6)
Loss from discontinued operations, net of tax expense of $1.1 million	—	(2.7)	(0.4)	—	(3.1)

Net earnings/(loss)	$(151.7)	$(16.7)	$30.1	$(13.4)	$(151.7)

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

As of March 31, 2008

(Successor)

(in millions)

As restated (See Note 17)	Issuer	Guarantor Subsidiaries	Non Guarantors Subsidiaries	Eliminations	Successor Combined
Assets
Current Assets:
Cash and equivalents	$—	$8.9	$59.9	$—	$68.8
Trade receivables, net	—	96.3	200.9	—	297.2
Intercompany receivables	—	117.2	—	(117.2)	—
Inventories, net	—	56.8	161.3	—	218.1
Prepaid expenses and other	5.6	28.0	48.9	(9.3)	73.2
Assets held for sale	—	11.0	43.3	—	54.3

Total current assets	5.6	318.2	514.3	(126.5)	711.6
Property and equipment, net	—	503.2	566.2	—	1,069.4
Goodwill	—	457.5	1,047.5	—	1,505.0
Other intangibles, net	—	225.4	310.2	—	535.6
Investment in subsidiaries	3,085.8	—	—	(3,085.8)	—
Intercompany long-term receivable	15.8	0.3	—	(16.1)	—
Other	197.8	4.9	1.8	(134.3)	70.2

Total assets	$3,305.0	$1,509.5	$2,440.0	$(3,362.7)	$3,891.8

Liabilities and Shareholder’s and Parent Company Equity
Current Liabilities
Current portion of long-term obligations and other short-term borrowings	$19.8	$1.5	$8.3	$—	$29.6
Accounts payable	—	38.3	84.9	—	123.2
Intercompany accounts payable	93.3	—	23.9	(117.2)	—
Other accrued liabilities	74.0	83.5	70.5	(9.3)	218.7
Liabilities held for sale	—	10.5	16.7	—	27.2

Total current liabilities	187.1	133.8	204.3	(126.5)	398.7
Long-term obligations, less current portion	2,358.3	5.0	—	—	2,363.3
Intercompany long-term debt	—	—	16.1	(16.1)	—
Other liabilities	—	112.1	195.5	(134.3)	173.3
Minority interest	—	—	—	—	—
Commitment and Contingencies
Shareholder’s and Parent Company Equity
Common stock $0.1 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,071.4	—	—	—	1,071.4
Parent company equity	—	1,259.0	1,826.8	(3,085.8)	—
Accumulated deficit	(302.0)	—	—	—	(302.0)
Accumulated other comprehensive income/(loss)	(9.8)	(0.4)	197.3	—	187.1

Total Shareholder’s and Parent company equity	759.6	1,258.6	2,024.1	(3,085.8)	956.5

Total liabilities and parent company equity	$3,305.0	$1,509.5	$2,440.0	$(3,362.7)	$3,891.8

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the nine months ended March 31, 2008

(Successor)

(in millions)

As restated (See Note 17)	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Successor Combined
Cash Flows From Operating Activities:
Net (loss)/earnings	$(151.7)	$(16.7)	$30.1	$(13.4)	$(151.7)
Loss from discontinued operations	—	(2.7)	(0.4)	—	(3.1)

(Loss)/earnings from continuing operations	(151.7)	(14.0)	30.5	(13.4)	(148.6)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	—	57.6	67.7	—	125.3
Unrealized foreign currency transaction losses, net	121.4	—	—	—	121.4
Amortization of debt financing costs	6.0	—	—	—	6.0
Non-cash restructuring and other special Items	—	0.8	—	—	0.8
Income from subsidiaries	(13.4)	—	—	13.4	—
Gain on repurchase of long term obligations	(3.8)		—		(3.8)
Minority interest	—	—	1.5	—	1.5
Asset impairments and (gain)/loss on sale of Assets	—	0.7	(0.3)	—	0.4
Equity compensation	—	7.0	—	—	7.0
Change in operating assets and liabilities net of acquisitions:
(Increase) decrease in trade receivables	—	21.8	10.8	—	32.6
(Increase) decrease in inventories	—	(4.6)	10.0	—	5.4
(Increase) decrease in accounts payable	—	9.2	(11.5)	—	(2.3)
Change in accrued liabilities, other Operating and deferred taxes	(86.9)	47.0	(79.1)	—	(119.0)

Net cash provided by/(used in) operating activities from continuing operations	(128.4)	125.5	29.6	—	26.7
Net cash provided by/(used in) operating activities from discontinued operations	—	(10.9)	6.8	—	(4.1)

Net cash provided by/(used in) operating activities	(128.4)	114.6	36.4	—	22.6

Cash Flows From Investing Activities:
Proceeds from sale of assets	—	0.4	—	—	0.4
Additions to property and equipment	—	(21.5)	(34.3)	—	(55.8)

Net cash used in investing activities from continuing operations	—	(21.1)	(34.3)	—	(55.4)
Net cash used in investing activities from discontinued operations	—	(0.9)	(1.2)	—	(2.1)

Net cash used in investing activities	—	(22.0)	(35.5)	—	(57.5)

Cash Flows From Financing Activities:
Intercompany	151.5	(98.0)	(53.5)	—	—
Net change to debt obligations	(8.9)	—	7.2	—	(1.7)
Repayment of long-term obligations	(28.7)	(1.0)	—	—	(29.7)
Equity contributions	14.5	—	—	—	14.5

Net cash provided by/(used in) financing activities from continuing operations	128.4	(99.0)	(46.3)	—	(16.9)
Net cash provided by/(used in) financing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	128.4	(99.0)	(46.3)	—	(16.9)

Effect of foreign currency	—	—	37.9	—	37.9
Net Decrease in Cash and Equivalents	—	(6.4)	(7.5)	—	(13.9)
Cash and Cash Equivalents at Beginning of Year	—	15.3	67.4	—	82.7

Cash and Equivalents at end of Year	$—	$8.9	$59.9	$—	$68.8

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
(c)	Recording and subsequent write-off of acquired in-process research and development.

Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007

Results for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 are as follows:

	Successor	Predecessor
(in millions)	Three Months Ended March 31,	Three Months Ended March 31,	Increase/(Decrease)
	2008	2007	$	%
Net revenue	$453.3	$437.9	$15.4	4
Cost of products sold	342.1	325.4	16.7	5

Gross margin	111.2	112.5	(1.3)	(1)
Selling, general and administrative expenses	80.1	66.1	14.0	21
Impairment charges and (gain)/loss on sale of asset	—	(5.6)	5.6	*
Restructuring and other special items	7.4	13.8	(6.4)	(46)

Operating earnings	23.7	38.2	(14.5)	(38)
Interest expense, net	51.7	5.1	46.6	*
Other expense, net	68.4	1.6	66.8	*

Earnings/(loss) from continuing operations before income taxes and minority interest	(96.4)	31.5	(127.9)	*
Income tax (benefit) expense	(26.4)	11.6	(38.0)	*
Minority interest expense, net of tax	1.2	1.3	(0.1)	(8)

(Loss)/earnings from continuing operations	(71.2)	18.6	(89.8)	*
Earnings/(loss) from discontinued operations, net of tax	1.4	3.2	(1.8)	(56)

Net (loss)/earnings	$(69.8)	$21.8	$(91.6)	*

*	Percentage not meaningful

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

Other, net

Other, net increased by $66.8 million for the three months ended March 31, 2008, primarily as a result of non-cash unrealized losses recorded on our euro-denominated long-term debt obligations of $59.4 and intercompany loans denominated in non U.S. dollar currencies of $12.1 million during the current period. The non-cash unrealized transaction losses related to our euro-denominated long-term debt obligations are recorded to other expense, net on our statement of operations. For intercompany loans that are not permanently reinvested, the impact of translating these loans to U.S. dollar equivalent is recorded in the statement of operations. The unrealized losses on foreign currency was partially offset by a $3.8 million gain recorded in connection with the repurchase of 9.5 million Euros of our 9 3/4% Senior Subordinated Notes during the three months ended March 31, 2008.

Provision/(Benefit) for Income Taxes

Our effective tax rate reflects tax benefits derived from operations outside the United States, some of which are taxed at rates lower than the U.S. statutory rate of 35%. Our three months ended March 31, 2008 income tax benefit was $26.4 million and relative to losses before income taxes of ($96.4) million. The income tax benefit/ (expense) relative to earnings/(loss) from continuing operations before income taxes and minority interest was 27.4% and 36.8% for the three months ended March 31, 2008 and March 31, 2007, respectively. Generally, fluctuations in the effective tax rate are primarily due to change in our geographic pretax income resulting from our business mix and changes in the tax impact of restructuring and other special items and other discrete items, which may have unique tax implications depending on the nature of the item.

Segment Review

Our results on a segment basis for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 are as follows:

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,	Increase/(Decrease)
(in millions)	2008	2007	$	%
Oral Technologies
Net revenue	$261.5	$240.9	$20.6	9
Segment EBITDA	62.5	59.3	3.2	5
Sterile Technologies
Net revenue	76.7	65.2	11.5	18
Segment EBITDA	6.3	(0.2)	6.5	*
Packaging Services
Net revenue	125.3	141.6	(16.3)	(12)
Segment EBITDA	11.4	16.6	(5.2)	(31)
Inter-segment revenue elimination	(10.2)	(9.8)	(0.4)	4
Unallocated costs (1)	(83.1)	(13.5)	(69.6)	*
Combined Total
Net revenue	453.3	437.9	15.4	4
EBITDA from continuing operations	$(2.9)	$62.2	$(65.1)	*

*	Percentage not meaningful
(1)	Unallocated costs includes special items, equity-based compensation, impairment charges, certain other Corporate directed costs, and other costs that are not allocated to the segments as follows:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Impairment charges and gain/(loss) on sale of assets	$—	$5.6
Equity compensation	(3.0)	(5.3)
Restructuring and other special items	(7.4)	(13.8)
Sponsor advisory fee	(2.5)	—
Minority interest, net	(1.2)	(1.3)
Other, net	(68.4)	(1.6)
Non-allocated corporate costs, net	(0.6)	2.9

Total unallocated costs	$(83.1)	$(13.5)

Provided below is a reconciliation of EBITDA to earnings/(loss) from continuing operations:

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Earnings/(loss) from continuing operations	$(71.2)	$18.6
Depreciation and amortization	43.0	26.9
Interest expense, net	51.7	5.1
Income tax (benefit)/ expense	(26.4)	11.6

EBITDA	$(2.9)	$62.2

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

Nine Months Ended March 31, 2008 compared to the Nine Months Ended March 31, 2007

Results for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 are as follows:

	Successor	Predecessor
(in millions)	Nine Months ended March 31, 2008	Nine Months Ended March 31, 2007	Increase/(Decrease)
			$	%
Net revenue	$1,355.3	$1,252.9	$102.4	8
Cost of products sold	1,031.5	946.8	84.7	9

Gross margin	323.8	306.1	17.7	6
Selling, general and administrative expenses	238.6	214.2	24.4	11
Impairment charges and (gain)/loss on sale of asset	0.4	(2.5)	2.9	*
Restructuring and other special items	20.7	21.8	(1.1)	(5)

Operating earnings	64.1	72.6	(8.5)	(12)
Interest expense, net	153.0	7.7	145.3	*
Other expense, net	150.2	1.6	148.6	*

(Loss)/earnings from continuing operations before income taxes and minority interest	(239.1)	63.3	(302.4)	*
Income tax (benefit)/expense	(92.0)	7.8	(99.8)	*
Minority interest expense, net of tax	1.5	3.5	(2.0)	(57)

(Loss)/earnings from continuing operations	(148.6)	52.0	(200.6)	*
Loss from discontinued operations, net of tax	(3.1)	(10.6)	7.5	(71)

Net (loss)/earnings	$(151.7)	$41.4	$(193.1)	*

*	Percentage not meaningful

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

Other, net

Other, net increased by $148.6 million for the nine months ended March 31, 2008, primarily as a result of non-cash unrealized losses recorded on our euro-denominated long-term debt obligations of $119.7 million and intercompany loans denominated in non U.S. dollar currencies of $32.6 million. The non-cash unrealized transaction losses related to our euro-denominated long-term debt obligations are recorded to other expense, net on our statement of operations. As these intercompany loans are not permanently reinvested, the impact of translating these loans to U.S. dollar equivalent is recorded in the statement of operations. The unrealized loss on foreign currency was partially offset by a $3.8 million gain recorded in connection with the repurchase of 9.5 million Euros of our 9  3/4% Senior Subordinated Notes during the nine months ended March 31, 2008

Provision/(Benefit) for Income Taxes

Our effective tax rate reflects tax benefits derived from operations outside the United States, some of which are taxed at rates lower than the U.S. statutory rate of 35%. Our nine months ended March 31, 2008 benefit for income taxes was ($92.0) million and relative to losses before income taxes of ($239.1) million. The benefit/ (expense) for income taxes relative to earnings/(loss) from continuing operations before income taxes and minority interest was 38.5% and 12.3% for the nine months ended March 31, 2008 and March 31, 2007, respectively. Generally, fluctuations in the effective tax rate are primarily due to change in our geographic pretax income resulting from our business mix and changes in the tax impact of restructuring and other special items and other discrete items, which may have unique tax implications depending on the nature of the item. The benefit for the nine months ended March 31, 2008 includes adjustments in the Company’s deferred tax liabilities for tax rate changes in Germany, UK and Italy of ($5.5) million, ($3.9) million and ($0.4) million, respectively.

Segment Review

Our results on a segment basis for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 are as follows:

	Successor	Predecessor
(in millions)	Nine Months Ended March 31, 2008	Nine Months ended March 31, 2007	Increase/( Decrease)
			$	%
Oral Technologies
Net revenue	$753.6	$687.9	$65.7	10
Segment EBITDA	162.4	156.9	5.5	4

Sterile Technologies
Net revenue	221.3	181.8	39.5	22
Segment EBITDA	17.0	(4.9)	21.9	*

Packaging Services
Net revenue	410.7	414.1	(3.4)	(1)
Segment EBITDA	51.9	51.7	0.2	*

Inter-segment revenue elimination	(30.3)	(30.9)	0.6	(2)

Unallocated costs (1)	(193.6)	(61.0)	(132.6)	*

Combined Total
Net revenue	1,355.3	1,252.9	102.4	8
EBITDA from continuing operations	$37.7	$142.7	$(105.0)	(74)

*	Percentage not meaningful
(1)	Unallocated costs includes special items, equity-based compensation, impairment charges, certain other Corporate directed costs, and other costs that are not allocated to the segments as follows:

	Successor	Predecessor
	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Impairment charges and gain/(loss) on sale of assets	(0.4)	2.5
Equity compensation	(7.0)	(18.7)
Restructuring and other special items	(20.7)	(21.8)
Sponsor advisory fee	(7.5)	—
Minority interest, net	(1.5)	(3.5)
Other, net	(150.2)	(1.6)
Non-allocated corporate costs, net	(6.3)	(17.9)

Total unallocated costs	$(193.6)	$(61.0)

Provided below is a reconciliation of EBITDA to earnings/(loss) from continuing operations:

	Successor	Predecessor
(in millions)	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Earnings/(loss) from continuing operations	$(148.6)	$52.0
Depreciation and amortization	125.3	75.2
Interest expense, net	153.0	7.7
Income tax (benefit)/ expense	(92.0)	7.8

EBITDA	$37.7	$142.7

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

During the nine months ended March 31, 2008, our non-guarantor subsidiaries accounted for approximately $858.0 million, or approximately 63%, of our total net revenue, and approximately $102.3 million, or approximately 271%, of our total EBITDA from continuing operations of $(37.7) million.

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

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring and other items that are included in EBITDA and net income as required by various covenants in the indentures governing the notes. Adjusted EBITDA, among other things:

•	does not include non-cash stock-based employee compensation expense and certain other non-cash charges;

•	does not include cash and non-cash restructuring, severance and relocation costs incurred to realize future cost savings and enhance our operations;

•	adds back minority interest expense, which represents the minority investors’ ownership of certain of our consolidated subsidiaries and is, therefore not available to us; and

•	includes estimated cost savings which have not yet been fully reflected in our results.

Our Combined Adjusted EBITDA for the trailing twelve months ended March 31, 2008 based on the definitions in our indentures is calculated as follows:

	Successor	Successor	Predecessor	Combined
(in millions)	Nine Months Ended March 31, 2008	April 10, 2007 To June 30, 2007	April 1, 2007 to April 9, 2007	Twelve Months Ended March 31, 2008
Loss from continuing operations	$(148.6)	$(147.0)	$(14.6)	$(310.2)
Interest expense	153.0	44.1	1.2	198.3
Income tax benefit	(92.0)	(21.2)	(9.8)	(123.0)
Depreciation and amortization	125.3	37.2	2.4	164.9

EBITDA	$37.7	$(86.9)	$(20.8)	(70.0)

Equity compensation (1)				24.4
Impairment charges and gain/(loss) on sale of assets (2)				1.4
Restructuring and other special items (3)				188.1
Other non-recurring/one-time items (4)				166.2
Estimated cost savings (5)				13.7
Other adjustments (6)				6.2
Sponsor monitoring fee (7)				9.7
Disposition adjustments (8)				3.0

Adjusted EBITDA				$342.7

(1)	Reflects non-cash stock-based employee compensation expense under the provisions of SFAS No. 123R, Share-based Payments.
(2)	Reflects non-cash asset impairment charges and losses from the sale of assets not included in restructuring and special items discussed below.
(3)	Restructuring and other special charges of $188.1 million included $163.9 million of non-cash charges. The total $188.1 reflects the following:

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

(4)

Reflects the following one-time items: $3.9 million associated with start-up investment in our new Sterile Technologies facilities in Brussels and North Raleigh, $10.0 million related to the one-time non cash inventory write down within our Oral Technologies segment (see Note 1 of the Unaudited Consolidated and Combined Condensed Financial Statements), $151.0 million related to non-cash unrealized foreign currency losses on euro-denominated debt recorded in non-U.S. dollar currencies and unrealized foreign currency translation losses recorded on intercompany loans that are denominated in other currencies than the U.S. dollar and $1.3 million of other non-recurring items. Although we refer to these as one-time items, there can be no guarantee that we will not incur similar items in the future.

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

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Interim President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the Original Filing, management, with the participation of our former President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation and subject to the foregoing, our former President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of the end of the period covered by the Original Filing, the design and operation of our disclosure controls and procedures provided reasonable assurance that the disclosure controls and procedures were effective to accomplish their objectives.

Subsequent to the evaluation made in connection with the Original Filing and in association with the restatement and filing of Amendment No. 1 on Form 10-Q/A on September 29, 2008, our management, including our Interim President and Chief Executive Officer and our Senior Vice President Chief Financial Officer, re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2008 because of the identification of the material weakness in its internal control over financial reporting described below.

In the Prospectus, management concluded that for the fiscal year ended June 30, 2007, certain controls over the financial closing and reporting process did not operate as designed, which resulted in two significant deficiencies: (i) the income tax provision process was not operating effectively to identify errors primarily related to purchase accounting discrete items; and (ii) the financial oversight process was not operating effectively to identify errors related to the completion of routine account balance analysis, various accrual accounts, inventory accounts and spare parts analysis as well as other judgmental account balances such as inventory and accounts receivable reserves.

On September 8, 2008, the Company determined that its €225.0 million 9  3/4 % euro-denominated senior subordinated notes (the “senior subordinated notes”) and the €265.0 million euro-denominated term loan tranche of its senior secured credit facilities (the “euro-denominated term loan”) did not qualify as effective economic hedges of the Company’s net investment in its euro-denominated subsidiaries and that its €115.0 million euro-denominated interest rate swap did not qualify as an effective cash flow hedge. These hedges did not meet the hedge accounting requirements under SFAS 133 because the Company did not complete the required contemporaneous analysis and documentation of these net investments as required by SFAS 133 when the Company entered into its senior subordinated notes and euro-denominated term loan. As a result, the Company has restated the previously issued interim consolidated financial statements for the three and nine month period ended March 31, 2008.

As of June 30, 2008 and as described under “Remediation of Prior Significant Deficiency” below, the significant deficiency relating to the controls over income tax provision process no longer existed. However, the outstanding significant deficiency related to financial oversight process combined with the handling of complex accounting matters including SFAS 142 and 144 and the restatement of the Company’s interim financial results associated with the application of SFAS 133 have been determined by management to constitute a material weakness in the internal controls over financial reporting.

Internal control over financial reporting

Except as noted below, there have been no changes in the Company’s internal control over financial reporting occurred during the period covered by this report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. See Exhibits 31.1 and 31.2 for the Certification Statements issued by our Interim President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer.

Remediation of Prior Significant Deficiency

The Company has been actively engaged in the implementation of remediation efforts to address the significant deficiency in controls over the income tax provision process that was in existence at June 30, 2007. These remediation efforts, outlined below, were specifically designed to address the significant deficiency identified by management. As a result of the remediation efforts executed by management, the Company determined that as of June 30, 2008, the significant deficiency relating to the controls over income tax provision process no longer existed.

During 2008, management took the following actions to remediate this significant deficiency:

•	Implemented standard key controls to identify, address and resolve all substantive tax accounting matters.

•

Hired additional qualified staff to fill the following positions: Director – International Tax and Transfer Pricing, Director – Tax Compliance and Reporting, Manager – International Tax, Manager – Domestic Tax and Senior Tax Analyst.

•	Continued to implement processes to improve overall efficiency and accuracy of the income tax provision process, including the implementation of income tax provision software application.

Based upon the significant actions taken, management has concluded the significant deficiency in the Company’s controls over the income tax provision process no longer existed as of June 30, 2008. However, management recognizes the need to continuously evaluate and enhance its system of internal controls, including those in the tax provision process.

Remediation of Current Material Weakness

The Company is actively engaged in the development and implementation of a remediation plan to address the material weakness in the controls over the financial reporting oversight process, including enhancements to controls associated with the handling of complex accounting matters and specifically the proper implementation of SFAS 133. The components of this remediation plan, once implemented, are intended to ensure that the key controls over the financial reporting oversight process, which includes the implementation of SFAS 133, are operating effectively and are sustainable. These components include assigning dedicated and experienced technical resources at the Company with the responsibility of strengthening corporate oversight over financial reporting and enhancing controls associated with complex accounting matters. Management continues to assign a high priority to its remediation efforts in this area, with the goal of remediating this material weakness. The status of remediation of the material weakness will be reviewed with the Audit Committee, which will be advised of issues encountered and key decisions reached by management relating to the remediation efforts.

The Company is in the process of analyzing its net investment in its euro-denominated subsidiaries and completing the related documentation as required by SFAS 133 in connection with its senior subordinated notes and euro-denominated term loan to determine the portion that will qualify to be designated as an effective economic hedge of its net investment in its euro-denominated subsidiaries. As such, when the required analysis and documentation is satisfactorily completed the Company will prospectively record non-cash, unrealized foreign currency transaction gains and losses relating to its senior subordinated notes and euro-denominated term loan to Accumulated other comprehensive income/(loss) on the Company’s Consolidated Balance Sheet for the portion, if any, that qualifies as an effective economic hedge of the Company’s net investment in its euro-denominated subsidiaries. For the portion, if any, that is determined to be ineffective, the Company will record non-cash, unrealized foreign currency transaction gains and losses in determining Net loss on the Company’s Statement of Operations on a prospective basis. Until such time, all non-cash, unrealized foreign currency transaction gains and losses relating to its senior subordinated notes and euro-denominated term loan will be recorded in determining Net loss on the Company’s Statement of Operations.

PART II—OTHER INFORMATION

Item 6.	EXHIBITS

Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Registrants’ Registration Statement on Form S-4 filed on December 6, 2007 (File No. 333-147871)).

3.2	Amended and Restated By-laws of Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Registrants’ Registration Statement on Form S-4 filed on December 6, 2007 (File No. 333-147871)).

10.1	Offer Letter between Catalent Pharma Solutions, Inc. and Matthew Walsh dated February 29, 2008 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, filed with the SEC on May 15, 2008 (File no. 333-147871))

10.2	Severance Agreement for Matthew Walsh, dated February 29, 2008 (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008, filed with the SEC on May 15, 2008 (File no. 333-147871))

31.1	Certification of the Interim Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date: September 29, 2008	By:	/s/ George L. Fotiades
George L. Fotiades President & Chief Executive Officer

Date: September 29, 2008	By:	/s/ Matthew M. Walsh
Matthew M. Walsh Senior Vice President & Chief Financial Officer