Form 10-K
period 2008-06-30
Catalent Pharma Solutions, Inc.
filed 2008-09-29
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008	Commission file number 333-147871

CATALENT PHARMA SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3523163
(State of incorporation)	(I.R.S. Employer Identification No.)

14 Schoolhouse Road Somerset, New Jersey	08873
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 537-6200

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

(Note: For the past 90 days, the registrant has not been required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On September 15, 2008 there were 100 shares of the Registrant’s Common Stock, par value $0.01 per share, issued and outstanding.

Special Note Regarding Forward-Looking Statements

Certain information included in this annual report on Form 10-K may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-K, are forward-looking statements. In particular, statements that we make regarding future market trends are forward-looking statements. When used in this document, the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions are intended to identify forward-looking statements.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. We disclaim any duty to update any forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include the following:

•	our substantial indebtedness following the consummation of the Acquisition (as defined in Note 2 to the Consolidated and Condensed Financial Statements);

•	our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our business;

•	competition in the industry;

•	the continued financial viability and success of our suppliers and customers, including the research and development and other scientific endeavors of our customers;

•	product or other liability risks inherent in the design, development, manufacture and marketing of our offerings;

•	changes in government regulations or our failure to comply with those regulations or other applicable laws, including environmental, health and safety laws;

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

•	certain liabilities in connection with our pension plans;

•	conflicts of interest with our controlling investors;

•	one material weakness in our internal control over financial reporting; and

•	See “Risk Factors” for further discussion.

We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition.

PART I

ITEM 1.	BUSINESS

General

Catalent Pharma Solutions, Inc. is one of the leading providers of advanced drug delivery and packaging technologies and outsourced development, manufacturing, and packaging services to the global pharmaceutical and biotechnology industry. Our proprietary drug delivery and packaging technologies help our customers achieve their desired clinical and market outcomes and are used in many well-known products. Our business is organized in three operating segments: Oral Technologies, Sterile Technologies and Packaging Services. We believe that through our ongoing investments in facilities and capacity, our ongoing innovation activities and the introduction of new products by our customers, we will continue to benefit from the attractive margins and growth potential of all of these areas.

We have extensive relationships with leading pharmaceutical and biotechnology customers. In fiscal 2008, we generated revenues from 49 of the top 50 global pharmaceutical companies and 38 of the top 50 biotechnology companies. Selected key customers include Pfizer, Johnson & Johnson, GlaxoSmithKline, Eli Lilly, Merck, Abbott, Genentech, Wyeth and Novartis. We have many longstanding relationships with our customers, particularly in proprietary technologies, where a product relationship will often last for more than a decade and can extend from clinical development through the end of a product’s life cycle. We serve customers who require innovative product development, superior quality, advanced manufacturing and skilled technical services to support their development and marketed product needs.

We believe our customers value us because our breadth of technologies and services, geographic reach, and depth of expertise enable us to create a broad range of single-or integrated-offering business and product solutions, many of which are unavailable on an integrated basis from other providers of individual technologies or outsourcing services. The aim of our offerings is to allow our customers to manage their own capital bases more efficiently, lower their total costs and focus on their core competencies to develop and commercialize more products that improve outcomes for patients. We believe our market position, global scale and customer and offering diversity reduce our exposure to potential strategic and product shifts within the industry. For fiscal 2008, we generated net sales of $1.8 billion, with a relatively balanced revenue split between our North American and European operations.

Our history of innovation in the advanced delivery and packaging of drugs formed the foundation of our market-leading business. We have a track record of more than seven decades of oral dose form innovation since we commercialized softgel manufacturing in the 1930s. We launched the “fast dissolve” dose form category by commercializing our Zydis® technology in the 1980s and introduced a vegetable-based softgel shell system, VegiCaps® Soft capsules, in 2001. In addition to oral dose innovations, we have three decades of packaging innovation experience in patient and physician sample kits, innovative child resistant/senior-friendly designs, unit dose technology (DelPouch®/DelStrip®) and compliance-enhancing packaging (Hingepak®). Today we employ more than 1,000 scientists and technicians, and hold approximately 1400 patents and patent applications in advanced drug delivery, biologics formulation, manufacturing and packaging. We apply this portfolio to actively support current and future revenue generation, and for certain of our technologies we may receive exclusivity fees and royalties.

Our Competitive Strengths

•

Leading Provider of Innovative Proprietary Technologies and Outsourced Services. We are one of the leading providers of proprietary drug delivery and packaging technologies and outsourced services to the global pharmaceutical and biotechnology industry. We believe we have the leading market share position within the Oral Technologies and Packaging Services segments. With over 1,000 scientists and technicians worldwide, and approximately 1400 patents and patent applications, we possess significant depth of proprietary technologies and formulation expertise.

•

Longstanding, Extensive Relationships with Blue Chip Customers. We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers, with revenues in fiscal 2008 from 49 of the top 50 global pharmaceutical companies and 38 of the top 50 biotechnology companies. These and our hundreds of other customers require high-end product development, superior quality, advanced manufacturing and skilled technical services to support their development and marketed product needs. We believe our customers value us because our geographic reach, breadth of offerings, and depth of expertise enable us to create a broad range business and product solutions, many of which are unavailable on an integrated basis from other individual providers of outsourcing services.

•

Diversified Operating Platform. We are diversified by virtue of our geographic scope as well as across our customer base, our customers’ products, our service offerings and our ability to provide solutions at nearly every stage of product lifecycles. We provide services for thousands of products and customers in nearly 100 countries, with the top 20 products representing less than one-third of total revenue in fiscal 2008. In fiscal 2008, no customer accounted for more than 6% of our net revenues. This diversity, combined with long product lifecycles and close customer relationships, has contributed to the stability of our business. It has also allowed us to capitalize on opportunities across the spectrum of outsourced services to the pharmaceutical and biotechnology industries and reduce our exposure to potential strategic, customer and product shifts.

•

Culture of Innovation with Strong Formulation and Engineering Foundation. We have a long track record of innovation across our offerings, and to further encourage active innovation we are developing incentive compensation systems linked to patent filings, and other recognition and reward programs for scientists and non-scientists alike. In fiscal 2007, we created a multi-disciplinary Innovation Council to identify, assess and prioritize innovation investments and established review boards for each business segment to promote innovation within each segment. Our culture of creativity and innovation is founded on our advanced drug delivery and formulation scientists, our advanced packaging and blow-fill-seal design engineers, and our manufacturing engineers throughout our global network. We also design much of our critical softgel manufacturing equipment, and design and fabricate tooling and other critical components in many of our businesses.

•

Significant Historical Investment in Global Manufacturing. We have made significant investments to establish a global manufacturing footprint, with nearly four million square feet of manufacturing and laboratory space across five continents. Investments in facilities and capacity in our Oral Technologies and Sterile Technologies segments have positioned us for future growth in key market areas. These manufacturing and packaging capabilities allow us the flexibility to accommodate the changing needs of our customers while consistently maintaining their quality, delivery and regulatory compliance requirements.

•

High Standards of Quality and Regulatory Compliance. We operate our plants in accordance with current good manufacturing practices (“cGMP”), following our own high standards which are consistent with those of many of our large global pharmaceutical and biotechnology customers. We have approximately 1,000 employees around the globe focusing on quality and regulatory compliance. More than half of our manufacturing and packaging facilities are registered with the U.S. Food and Drug Administration (“FDA”), some of our manufacturing and packaging facilities are registered with other regulatory agencies, where applicable, such as the European Medicines Agency (“EMEA”) and certain facilities are registered with multiple regulatory agencies.

•

Strong and Experienced Management Team. Our senior management team is operationally focused with nearly 200 years of combined and diverse experience within the pharmaceutical and healthcare industries. With an average tenure of 17 years within healthcare, this team possesses deep market knowledge and a wide network of industry relationships.

•

Principal Shareholder with Proven Healthcare Sector Expertise. Our principal shareholder is an entity controlled by affiliates of The Blackstone Group (Blackstone), a leading global alternative asset manager and financial advisory firm. Current and prior healthcare investments by The Blackstone Group, in addition to the Company, include: Biomet, Emcure, Gerresheimer, HealthMarkets, Nycomed, DJO Inc., Southern Cross, Stiefel Labs, TeamHealth and Vanguard Health Systems.

Our Strategy

We believe we are well situated to leverage our market-leading position, strong customer relationships, innovative technologies and prior growth investments to generate future growth and attractive returns on capital. We have identified three strategic components to our growth strategy:

•

Driving value creation in our current businesses through operational excellence focused selling of development and supply chain solutions, active cross-referral and selling of individual offerings, and maximizing the value created from new facilities and capacity.

•

Creating new value through focused, market-centric innovation and technology leadership efforts, including development of new, differentiated solutions; creating new markets and expanding current markets for our offerings; making obsolete the need for our customers to maintain in-house capabilities in our areas of competency; and new intellectual property generation and access.

•

Expanding our participation in marketed products, such as through royalties and profit-sharing opportunities or through development and out-licensing of these products, to enable us to retain a greater share of the value of the products we produce.

The key near-term elements of our growth strategy include:

•

Leverage Our Core Businesses. Oral Technologies and Packaging Services constitute the majority of our fiscal 2008 revenue and EBITDA. We intend to leverage these businesses by increasing our sales of integrated solutions offerings to our existing customers, to maximize our share of existing customers’ outsourced spending and further diversify our customer base.

•

Realize Benefits of Our Investments in New Facilities and Expanded Capacity. We have made significant capital investments in our Sterile Technologies and Oral Technologies segments to position us for future growth. These investments are aligned with market segments demonstrating strong growth, such as pre-filled syringes for the US market and fast-dissolve oral drug delivery for many markets globally.

•

Continue to Streamline Organization through Operational Excellence Initiatives. We seek to continue to achieve margin improvements as a result of Operational Excellence initiatives such as Lean Manufacturing and Six Sigma, focusing on the continual reduction of costs and delivery of incremental efficiencies throughout the manufacturing process. Lean Manufacturing includes a set of programs designed to eliminate inefficiencies from processes to drive improved earnings and customer satisfaction, and Six Sigma represents the use of trained personnel to significantly reduce process variations and produce to the desired specification.

•

Realize Benefits from Growth Initiatives Already Underway. We have identified specific initiatives which are intended to drive near-term EBITDA growth. We expect that potential customer launches of products that are currently in development across all of our operating segments will contribute EBITDA growth in the near-term. We expect to drive additional EBITDA growth through future launches from technology innovation development programs that are currently underway. We also have multiple programs in active development for prescription and consumer health products that if successfully developed and commercially launched, we believe will provide a significant contribution to EBITDA through manufacturing revenues, profit shares and/or royalties.

History

Prior to our acquisition by Blackstone, we operated as part of the Pharmaceutical Technologies and Services (“PTS”) segment of Cardinal Health, Inc. (“Cardinal”). PTS was created through a series of acquisitions starting in 1996 in order to provide a broad range of specialized, comprehensive market-leading solutions for the global pharmaceutical and biotechnology industry. In 1996, Cardinal acquired PCI Services, Inc., which was the market leader in the outsourced packaging for prescription and over-the-counter pharmaceuticals, veterinary and other products. Two years later, R.P. Scherer Corporation, the market leader in advanced oral drug delivery technologies was acquired. In order to participate in the important sterile dose form market, in 1999, we acquired Automatic Liquid Packaging, Inc., the market leader in blow-fill-seal technology for respiratory treatments, ophthalmics and other areas.

In 2001, we continued our expansion with two acquisitions, SP Pharmaceuticals, LLC, a provider of sterile fill/finish manufacturing and lyophilization services for injectables, and International Processing Corporation, which provided us with oral solid coating and dose manufacturing capabilities. In 2002, we entered the fee-for-service analytical chemistry market with the acquisition of Magellan Labs, a leader in the analytical sciences services to the U.S. pharmaceuticals industry. Finally, in 2003, Cardinal acquired Intercare Group PLC, from which we expanded our European manufacturing network. During this period and through 2006 we also made other selective acquisitions of businesses facilities and technologies in all segments.

Our Segments

Our offerings and services are summarized below by segment.

Segment	Offerings and Services	Fiscal 2008 Revenue*
		(in millions)
Oral Technologies	• Formulation, development and manufacturing of prescription and consumer health products using our proprietary softgel and Zydis technologies, as well as conventional technologies	$1,039.0

Packaging Services	• Contract packaging (blisters, bottles, pouches and unit doses), advanced packaging technologies, and printing, and dose manufacturing, packaging, storage, distribution and inventory management for clinical trials	$531.3

Sterile Technologies	• Formulation, development, and manufacturing for lyophilized powder-filled vials; liquid-filled vials, prefilled syringes, and blow-fill-seal containers; analytical and scientific consulting services; biologic cell line development; and services for inhaled products	$301.0

*	Segment Revenues excludes inter-segment revenue elimination of $43.3 million.

This table should be read in conjunction with Note 16 to the Consolidated and Combined Financial Statements.

Oral Technologies segment

Our Oral Technologies segment provides formulation, development and manufacturing of oral dose forms for prescription and consumer health products. These oral dose forms are products using softgel and modified release technologies.

Softgel

We provide formulation, development and manufacturing services of soft gelatin, or softgel, capsules, which we first commercialized in the 1930s. We are the market leader in overall softgel manufacturing, and we hold a leading market position in the prescription arena. Our two main product lines, traditional softgel capsules (in which the shell is made from animal-derived materials) and VegiCaps® Soft (in which the shell is made from vegetable-derived materials), are used in a broad range of customer products including in the prescription, over-the-counter and vitamin markets. Softgel capsules encapsulate liquid, paste or oil-based active compounds in solution or suspension into an outer shell, sealing the capsule simultaneously with filling. Softgel capsules have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation particularly for over-the-counter compounds, and to provide safe handling of hormonal, potent and cytotoxic drugs. For example, Wyeth, using our patented formulation and shell technologies in their Advil® Liqui-Gels® softgel product, was able to obtain clinical proof of a “faster onset” of pain relief than available from competing drugs. As a result, the Liqui-Gel® products in the Wyeth Advil® franchise have been one of the faster growing products in this category.

Both physician and patient studies we have conducted have demonstrated a preference for softgel capsules versus traditional tablet and capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, lack of unpleasant odor or taste and, for physicians, perceived improved patient compliance with dosing regimens.

We also participate in the softgel vitamin, mineral and supplement business in selected regions around the world. With our introduction in 2001 of our vegetable-derived softgel shell, VegiCaps® Soft capsules, drug and consumer health manufacturers have been able to expand the compatibility of the softgel dose form with a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary or cultural preferences. Our VegiCaps® Soft capsules are patent protected in most major global markets.

Representative customers include Wyeth, Novartis, Abbott, GlaxoSmithKline, Mylan and Bayer.

Modified Release

We provide formulation, development and manufacturing services for fast-dissolve (Zydis® tablets) and controlled release products. We launched the “fast-dissolve” tablet category in 1986 with Zydis® tablets, a unique oral dosage form that is freeze-dried in its package, can be swallowed without water and which dissolves in the mouth in typically less than three seconds. Typically used for drugs and for patients who can benefit from rapid oral disintegration, it is utilized in a wide range of products and indications, including a broad range of central nervous system-related disease treatments, such as products for migraines, Parkinsons’ Disease, schizophrenia, and pain-relief. It is also typically more expensive than traditional tablets and therefore used for branded, higher-priced drugs. Zydis® tablets continue to be used in new ways by our customers as we extend the application of the technology to new categories, such as a recently launched product for allergies that can replace existing injection delivery. We plan to continue to expand the development pipeline of customer products for Zydis® tablets.

For controlled release, we offer a broad range of proprietary and conventional technologies that allow for once-daily administration of drugs instead of more frequent dosing, taste-masking, and other functional benefits.

Representative customers include Pfizer, Eli Lilly, Johnson & Johnson, Schering-Plough, Merck and GlaxoSmithKline.

Sterile Technologies segment

Our Sterile Technologies segment principally provides formulation, development and manufacturing service for products requiring aseptic processing, including products for injection and inhalation, using both traditional and advanced blow-fill seal dose forms. The segment also provides biologic cell line development technologies, analytical chemistry services, and regulatory consulting.

Injectables

We provide formulation, development, clinical and commercial manufacturing and analytical services for injectable products. Our range of injectable manufacturing offerings includes filling drugs or biologics into vials, pre-filled syringes, bags and other delivery formats, as well as lyophilization for unstable drugs and biologics. Lyophilization, or freeze-drying of the drug, converts it into a dry powder that is reconstituted before administration. We provide integrated solutions offerings and related supporting services such as process validation skills. With our range of injectable solutions we are able to meet a wide range of specifications, timelines and budgets. The complexity of the manufacturing, know-how and high startup capital requirements create significant barriers to entry and, as a result, there are a limited number of competitors.

Representative customers include Pfizer, Sanofi Aventis and Novartis.

Blow-Fill-Seal

Blow-fill-seal is advanced aseptic processing technology which involves a continuous process of forming, filling with drug, and sealing a plastic container in a sterile environment. Blow-fill-seal is substantially lower cost per unit than traditional sterile forms and is currently primarily used for non-injectable drugs, such as respiratory, ophthalmic and otic products including Sepracor’s Xopenex® and Tobi® from Novartis.

Our sterile blow-fill-seal manufacturing has the capacity and flexibility of manufacturing configurations and solutions for products that are temperature, light and oxygen sensitive. We also provide innovation around complex container design and manufacture. Our regulatory expertise leads to decreased time to commercialization and our dedicated and development production lines support feasibility, stability and clinical runs. In fiscal 2008, we had the number one market share position in outsourced blow-fill-seal, and we operate the largest capacity contract manufacturing blow-fill-seal facility in the world. We plan to continue to expand our product line in existing and new markets and in higher margin specialty products with respiratory, ophthalmic, injectable and nasal applications.

Representative customers include Sepracor, Novartis, Genentech and Alcon.

Other

We also offer additional capabilities, in certain of which we have a leading market share position, including analytical and scientific services, regulatory consulting, and biologics product development. Our analytical capabilities include development services for sterile products and inhaled products for delivery via metered dose inhalers, dry powder inhalers and nasal sprays as well as a wide range of chemical and cell-based testing services. Our offerings are based on quality, execution and performance as well as the depth and breadth of services offered. We provide global regulatory and clinical support services, and create for our customers regulatory and clinical strategies during all stages of development. Our biologics offerings include our advanced and patented Gene Product Expression technology, or GPEx® technology, which is used to develop stable, high-yielding mammalian cell lines for biologic compounds. Our GPEx® technology can provide rapid cell line development, high biologics production yields, flexibility and versatility, and has been used for commercially launched products.

Packaging Services segment

We offer standard and custom packaging and printing solutions for prescriptions, over-the-counter medications, and veterinary and consumer health products. We convert bulk tablets, capsules, syringes and other dose forms into market-ready packages, such as blister packs, pouches, sachets and bottles. Our capabilities also include designing, printing and producing the paper-based components of drug packaging, including folding cartons, inserts, labels and patient information materials. Examples of our patented and proprietary technologies include the design award-winning DelPouch® package for unit dosing of topical compounds, and DelStrip® filmstrip, for child-resistant packaging of filmstrip medications.

We have more than three decades of package design innovation experience, including child resistant packaging, compliance-enhancing calendar packaging designs such as Hingepak®, leading-edge anti-counterfeiting packaging solutions, and two-dimensional bar code-and RFID-incorporating packaging processes. We remain focused on providing fully integrated solutions, both within the packaging area and also across our manufacturing and packaging offerings. Our scalability and flexibility is a key to our success, allowing us to meet the needs for products of varying sizes from orphan drugs all the way through blockbuster launches. We have the ability to produce materials for and package more than 200 different products simultaneously in our network of facilities.

In addition, we provide clinical manufacturing, packaging, storage and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes dose form manufacturing or overencapsulation where needed, placebos, comparator drugs, clinical packages and kits for physicians and patients, inventory management, investigator kit ordering and fulfillment, and return supply reconciliation and reporting. We support trials in most regions of the world through our network of facilities.

Representative customers include Johnson & Johnson, GlaxoSmithKline, Novartis, Wyeth, Amgen, Sankyo and Pfizer.

Product Solutions

We are differentiated in the pharmaceutical outsourcing market by our ability to offer a broad range of innovative, integrated solutions which can help our customers take their compounds from laboratory to market. Once a product is on the market, we can also provide comprehensive integrated product supply, from the sourcing of the bulk drug through release to distribution. Customer solutions we develop are flexible, scalable and creative, to meet the unique needs of both large and emerging companies. We have put in place comprehensive training programs, and enhanced our technology infrastructure to support solutions development and execution. We believe that our integrated solutions will become an increasingly important contributor to our growth in the future.

Sales and Marketing

Our target customers include large pharmaceutical and biotechnology companies, mid-size emerging and specialty pharmaceutical and biotechnology companies and consumer health companies. We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers, with revenues in fiscal 2008 from 49 of the top 50 global pharmaceutical companies and 38 of the top 50 biotechnology companies as well as hundreds of other customers. Faced with pricing and reimbursement pressures as well as other market challenges, large pharmaceutical and biotechnology companies have increasingly been seeking to enhance the clinical competitiveness of their drugs and biologics, and to reduce their fixed cost base. Many mid-size, emerging and specialty pharmaceutical and biotechnology companies, while facing the same pricing and market pressures, have chosen not to build a full infrastructure, but rather to partner with other companies—through licensing, collaborations or outsourcing—to access the critical skills, technologies and services to bring their products to market. Consumer health companies require rapidly developed, innovative dose forms, packaging and formulations to keep up in the fast-paced over-the-counter and vitamins markets. These market segments are all critically important to our growth, but require distinct solutions, marketing and sales approaches, and market strategy.

We follow a hybrid demand generation organization model in the United States and Europe, with both integrated sales teams offering the full breadth of Catalent’s solutions, and technical specialist teams providing the depth of technical knowledge and practical experience in each individual offering. All business development and field sales representatives ultimately report to a single sales head, and significant investments have been made in capabilities-specific training and selling. Our sales organization currently consists of more than 100 full-time experienced sales professionals. We participate in major trade shows relevant to the offerings globally, and ensure adequate visibility to our offerings and solutions through a comprehensive advertising and publicity program.

Global Accounts

We manage selected accounts globally due to their materiality and growth potential by establishing strategic plans, goals and targets. Account leaders are also responsible for developing and leading the execution of an annual sales/operating plan for the account. We recorded approximately 30% of our total revenue in fiscal 2008 from these global accounts. These accounts are assigned a dedicated business development professional with substantial industry experience. Account leaders are responsible for managing the overall account relationship, and for most accounts one member of the executive management team is also assigned to assist in building peer-to-peer executive relationships. Growing sales, profitability, and increasing account penetration are key goals and linked to compensation. Account leaders also work closely with the rest of the sales organization to ensure alignment around critical priorities for the accounts.

Emerging, Specialty and Virtual Accounts

Emerging, specialty and virtual pharmaceutical and biotechnology companies are expected to be a critical driver of industry growth globally. For example, nearly 60% of the industry-wide revenue growth between 2005 and 2010 is expected to come from companies other than the top 10 pharmaceutical companies. In addition, we believe the majority of compounds in development are also from these emerging companies. Historically many of these companies have chosen not to build a full infrastructure, but rather partner with other companies to produce their products. We expect them to continue to do so in the future, and to provide critical sources for future integrated solution demand.

We expect to continue to increase our penetration of geographic clusters of emerging companies in North America and Europe. We are pursuing active screening and targeting to identify the optimal candidates for partnering based on product profiles, funding status, relationships, and ensuring that our technical sales specialists and field sales representatives develop the custom type of integrated solutions most needed by the customer.

Contractual Arrangements

We generally enter into a broad range of contractual arrangements with our customers, including agreements with respect to feasibility, development, supply, licenses, packaging, service arrangements and quality. The terms of these contracts vary significantly depending on the offering. Some of our agreements may include a variety of revenue arrangements such as fee-for-service, royalties, profit-sharing and fixed fees. We generally secure pricing and contract mechanisms in our supply agreements that allow for periodic resetting of pricing terms and, in some cases, these agreements provide for our ability to renegotiate pricing in the event of certain price increases for the raw materials underlying our products. Our typical supply agreements include indemnification from our customers for product liability and intellectual property matters and caps on Catalent’s contractual liabilities, subject in each case to negotiated exclusions. In addition, our typical manufacturing supply agreement terms range from two to five years with regular renewals of one to three years although some of our agreements are terminable upon much shorter notice periods, such as 30 or 90 days.

Manufacturing Capabilities

Our principal executive offices are located at 14 Schoolhouse Road, Somerset, New Jersey. We also operate manufacturing facilities, development centers and sales offices throughout the world. We have 32 facilities on five continents with nearly four million square feet of manufacturing, lab and related space, excluding one location held for sale. Our manufacturing capabilities encompass a full suite of competencies including regulatory, quality assurance and in-house validation at all of the production sites.

We operate our plants in accordance with GMP utilizing the same high standards as our large pharmaceutical and biotechnology customers. Eighteen of the thirty-two plants are registered with the FDA, some of our manufacturing and packaging facilities are registered with other regulatory agencies, where applicable, such as the EMEA and certain facilities are registered with multiple regulatory agencies.

We have invested approximately $700 million in our manufacturing facilities since fiscal 2004 through improvements and expansions in our facilities including $84.8 million on capital expenditures in fiscal 2008. We believe that all of our facilities and equipment are in good condition, are well maintained and are able to operate at present levels.

Our manufacturing operations are focused on regulatory compliance, continuous improvement, process standardization and excellence in execution across the organization. Our manufacturing operations are structured around an enterprise management philosophy and methodology that utilizes principles and tools common to a number of quality management programs including Six Sigma Quality and Lean Manufacturing.

Raw Materials

We use a broad and diverse range of raw materials in the design, development and manufacture of our products. This includes, but is not limited to key materials such as gelatin, starch, and iota carrageenan for the Oral Technologies segment; packaging films and paper products for our Packaging Technologies segment, and resin for our blow-fill-seal sterile portion of the Sterile Technologies segment. The raw materials that we use are sourced externally on a global basis. Globally, our supplier relationships could be interrupted due to natural disasters and international supply disruptions, including those caused by pandemics, geopolitical issues and other issues. For example, the supply of gelatin is obtained from a limited number of sources. In addition, much of the gelatin we use is bovine-derived. Past concerns of contamination from Bovine Spongiform Encephalopathy (“BSE”) have narrowed the number of possible sources of particular types of gelatin. If there were a future disruption in the supply of gelatin from any one or more key suppliers, there can be no assurance that we could obtain an alternative supply from our other suppliers. If future restrictions were to emerge on the use of bovine-derived gelatin from certain geographic sources due to concerns of contamination from BSE, any such restriction could hinder our ability to timely supply our customers with products and the use of alternative non-bovine-derived gelatin for specific customer products could be subject to lengthy formulation, testing and regulatory approval.

We work very closely with our suppliers to assure continuity of supply while maintaining excellence in material quality and reliability. We continually evaluate alternate sources of supply, although we do not typically pursue regulatory qualification of alternative sources due to the strength of our existing supplier relationships, the reliability of our current supplier base and the time and expense associated with the regulatory process. Although a change in suppliers could require significant effort or investment by us in circumstances where the items supplied are integral to the performance of our products or incorporate unique technology such as gelatin, we do not believe that the loss of any existing supply arrangement would have a material adverse effect on our business. See “Risk Factor—Our future results of operations are subject to fluctuations in the costs and availability, and suitability of the components of the products we manufacture, including active pharmaceutical ingredients, excipients, purchased components, and raw materials.”

Competition

We compete on several fronts both domestically and internationally, including competing with other companies that provide available outsourcing services to pharmaceutical, biotechnology and consumer health companies based in North America, Latin America, Europe and the Asia-Pacific region. We also may compete with the internal operations of those pharmaceutical, biotechnology and consumer health manufacturers that choose to source these services internally, where possible.

Competition is driven by proprietary technologies and know-how (where relevant), consistency of operational performance, quality, price, value and speed.

Employees

Currently, we have approximately 9,800 employees in thirty-two facilities on five continents, excluding facilities held for sale and accounted for as discontinued operations. Seventeen facilities are in the United States, two of which are unionized; both unionized facilities have five-year collective bargaining agreements in place with approximately two years remaining. National work councils and/or unions are active at all thirteen of our European facilities consistent with labor environments/laws in European countries, including one facility held for sale. Similar relationships with labor unions or national work councils exist in our plants in Argentina, Brazil and Australia. Our management believes that our employee relations are satisfactory.

	North America	Europe	South America	Asia Pacific	Total
Approximate Number of Employees	4,900	3,900	500	500	9,800

Intellectual Property

We rely on a combination of trade secret, patent, copyright and trademark and other intellectual property laws, nondisclosure and other contractual provisions and technical measures to protect a number of our offerings, services and intangible assets. These proprietary rights are important to our ongoing operations. We operate under licenses from third parties for certain patents, software and information technology systems and proprietary technology and in certain instances we license our technology to third parties. We also have a long track record of innovation across our lines of business, and to further encourage active innovation we are developing incentive compensation systems linked to patent filings, and other recognition and reward programs for scientists and non-scientists alike. In late 2006, we created a multi-disciplinary Innovation Council to assess and prioritize innovation investments.

We have applied in the United States and certain foreign countries for registration of a number of trademarks, service marks and patents, some of which have been registered and issued, and also hold common law rights in various trademarks and service marks. We hold approximately 1,400 patents and patent applications worldwide in advanced drug delivery, biologics formulation, manufacturing and packaging, with more than 250 new patents issued and more than 40 applications filed in the last three years.

We hold patents and license rights relating to certain aspects of our packaging services, formulations, nutritional and pharmaceutical dosage forms, mammalian cell engineering and sterile manufacturing services. We also hold patents relating to certain processes and products. We have a number of pending patent applications in the United States and certain foreign countries, and intend to pursue additional patents as appropriate. We have enforced and will continue to enforce our intellectual property rights in the United States and worldwide.

We do not consider any particular patent, trademark, license, franchise or concession to be material to our overall business.

Regulatory Matters

The manufacture, distribution and marketing of the use of our offerings for the products of our customers in this industry are subject to extensive ongoing regulation by the FDA, other government authorities and foreign regulatory authorities. Certain of our subsidiaries may be required to register for permits and/or licenses with, and will be required to comply with operating and security standards of, the DEA, the FDA, the DHHS, the European Union member states and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies, and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.

In addition, certain of our subsidiaries may be subject to the Federal Food, Drug, and Cosmetic Act, The Public Health Service Act, the Controlled Substances Act and comparable state and foreign regulations, and the Needlestick Safety and Prevention Act.

Laws regulating the manufacture and distribution of products also exist in most other countries where our subsidiaries conduct business. In addition, the international manufacturing operations are subject to local certification requirements, including compliance with domestic and/or foreign good manufacturing practices and quality system regulations established by the FDA and/or applicable foreign regulatory authorities.

We are also subject to various federal, state, local, foreign and transnational laws, regulations and recommendations, both in the United States and abroad, relating to safe working conditions, laboratory and manufacturing practices and the use, transportation and disposal of hazardous or potentially hazardous substances. In addition, U.S. and international import and export laws and regulations require us to abide by certain standards relating to the importation and exportation of finished goods, raw materials and supplies and the handling of information. We are also subject to certain laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act and anti-bribery laws and laws pertaining to the accuracy of our internal books and records.

The costs associated with complying with the various applicable federal regulations, as well as state, local, foreign and transnational regulations, could be significant and the failure to comply with all such legal requirements could have an adverse effect on our results of operations and financial condition.

Quality Assurance

We are committed to creating and maintaining the highest standard of regulatory compliance while providing high quality products to our customers. To meet these commitments, we have developed and implemented quality systems and concepts throughout the organization that we believe are appropriate. Our senior management team is actively involved in setting quality policies, standards and internal position papers as well as managing internal and external quality performance. Our quality assurance department provides quality leadership and supervises our quality systems programs. An internal audit program monitors compliance with all applicable regulations, standards and internal policies. In addition, our facilities are subject to periodic inspection by the FDA and other equivalent local, state and foreign regulatory authorities. All FDA and DEA inspectional observations have been resolved or are under longer term remediation and are on track to be completed at the prescribed timeframe provided in response to the agency. We believe that our operations are in compliance in all material respects with the regulations under which our facilities are governed. We have more than 1,000 employees around the globe focusing on quality and regulatory compliance.

Environmental Matters

Our operations are subject to a variety of environmental, health and safety laws and regulations, including those of the EPA and equivalent state, local and foreign regulatory agencies in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Our manufacturing facilities use, in varying degrees, hazardous substances in their processes. These substances include, among others, chlorinated solvents, and in the past chlorinated solvents were used at one or more of our facilities, including a number we no longer own or operate. As at our current facilities, contamination at such formerly owned or operated properties can result and has resulted in liability to us.

ITEM 1A.	RISK FACTORS

If any of the following risks actually occur, our business, financial condition, operating results or cash flow could be materially and adversely affected. Additional risks or uncertainties not presently known to us, or that we currently believe are immaterial, may also impair our business operations.

Risks Related to Our Indebtedness

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or in our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the notes.

We are highly leveraged. The following chart shows our level of indebtedness as of June 30, 2008.

As of June 30, 2008
(in millions)
Debt:
Senior secured credit facilities
Revolving credit facility(1)	$—
Term loan facilities(2)	1,462.2
Senior toggle notes	565.0
Senior subordinated notes(3)	339.1
Other obligations	45.2

Total debt	$2,411.5

(1)	We have entered into a senior secured $350.0 million revolving credit facility, with a five-year maturity.
(2)	We have entered into approximately $1,462.2 million (dollar equivalent) aggregate principal amount of senior secured term loan facilities, consisting of a $1,049.4 million U.S. dollar-denominated tranche and a €262.4 million euro-denominated tranche (equal to $412.8 million based on an exchange rate of €1 = $1.5736), each with a seven-year maturity.
(3)	Represents the U.S. dollar-equivalent of the €215.5 million aggregate principal amount of senior subordinated notes based on an exchange rate of €1 = $1.5736.

Our high degree of leverage could have important consequences for us, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest;

•

exposing us to the risk of fluctuations in exchange rates because certain of our borrowings, including our senior secured term loan facilities and the senior subordinated notes, are denominated in euros;

•

making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indentures governing the notes and the agreements governing such other indebtedness;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes; and

•

limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Our cash interest expense, for fiscal 2008, was $192.5 million and for the fiscal year ended 2007, our pro forma cash interest expense was $189.6 million. A 1% increase in such rates would increase our annual interest expense by approximately $10.0 million.

Despite our high indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indentures governing the notes and the senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition to the $350.0 million available to us for borrowing under the revolving credit facility subject to certain conditions, we have the option to increase the amount available under the term loan and revolving credit facilities by up to an aggregate of $300 million on an uncommitted basis. As of June 30, 2008, we had no borrowings outstanding under our $350 million revolving credit facility. In addition, under the senior toggle notes, we have the option to elect to pay interest in the form of PIK Interest (as defined in Note 7 of the Audited Consolidated and Combined Financial Statements, which will increase our debt by the amount of any such interest. If new debt is added to our or our subsidiaries’ existing debt levels, the risks associated with debt that we currently face would increase.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our senior secured credit facilities and the indentures governing the notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:

•	incur additional indebtedness and issue certain preferred stock;

•	pay certain dividends on, repurchase or make distributions in respect of capital stock or make other restricted payments;

•	place limitations on distributions from restricted subsidiaries;

•	issue or sell capital stock of restricted subsidiaries;

•	guarantee certain indebtedness;

•	make certain investments;

•	sell or exchange assets;

•	enter into transactions with affiliates;

•	create certain liens; and

•	consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions, and, in the case of the revolving credit facility, permit the lenders to cease making loans to us. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior secured credit facilities to be immediately due and payable and to terminate all commitments to extend further credit. Such actions by those lenders could cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under the senior secured credit facilities could proceed against the collateral granted to them to secure that indebtedness. We pledged a significant portion of our assets as collateral under the senior secured credit facilities. If the lenders under the senior secured credit facilities accelerate the repayment of borrowings, we may not have sufficient assets to repay the senior secured credit facilities as well as our unsecured indebtedness, including the notes. In addition, our senior secured credit facilities include other and more restrictive covenants and restrict our ability to prepay our other indebtedness, including the notes. Our ability to comply with these covenants may be affected by events beyond our control.

We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we are exposed to risks related to counterparty credit worthiness or non-performance of these instruments

We enter into pay-fixed interest rate swaps to limit our exposure to changes in variable interest rates. We are exposed to credit-related losses which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparty to the interest rate swaps.

Risks Related to our Business

We participate in a highly competitive market and increased competition may adversely affect our business.

We operate in a market that is highly competitive. We compete on several fronts both domestically and internationally, including competing with other companies that provide outsourcing services to pharmaceutical, biotechnology and consumer health companies based in North America, Latin America, Europe and the Asia-Pacific region. We also may compete with the internal operations of those pharmaceutical, biotechnology and consumer health manufacturers that choose to source these services internally, where possible.

We face material competition in each of our markets. Competition is driven by proprietary technologies and know-how, consistency of operational performance, quality, price, value and speed. Some competitors may have greater financial, research and development, operational and marketing resources than we do. Competition may also increase as additional companies begin to enter our markets or use their existing resources to compete directly with ours. Expanded competition from manufacturers in low-cost jurisdictions, such as India and China, may in the future impact our results of operations or prevent our growth. Greater financial, research and development, operational and marketing resources may allow our competitors to respond more quickly with new or emerging technologies and to changes in the nature or extent of our customer requirements that may render our offerings obsolete or non-competitive, which could adversely affect our results of operations and financial condition.

The demand for our offerings depends in part on our customers’ research and development and other scientific endeavors. Our business, financial condition and results of operations may be harmed if our customers spend less on these activities.

Our customers are engaged in research, development and production in the pharmaceutical, biotechnology and consumer health markets. The amount of customer spending on research, development and production has a large impact on our sales and profitability, particularly the amount our customers choose to spend on outsourcing. Our customers determine the amounts that they will spend based upon, among other things, available resources and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors’ research, development and production initiatives, and the anticipated reimbursement scenarios for specific products and therapeutic areas. In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including research and development departments and their budgets. Our customers finance their research and development spending from private and public sources. A reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations.

We are subject to product and other liability risks that could adversely affect our results of operations, financial condition, liquidity and cash flows.

We are subject to significant product liability and other liability risks that are inherent in the design, development, manufacture and marketing of our offerings. We may be named as a defendant in product liability lawsuits, which may allege that our offerings have resulted or could result in an unsafe condition or injury to consumers. Such lawsuits could be costly to defend and could result in reduced sales, significant liabilities and diversion of management’s time, attention and resources. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees.

Furthermore, product liability claims and lawsuits, regardless of their ultimate outcome, could have a material adverse effect on our business operations, financial condition and reputation and on our ability to attract and retain customers. We have historically sought to manage this risk through the combination of product liability insurance and contractual indemnities and liability limitations in our agreements with customers and vendors. The availability of product liability insurance for companies in the pharmaceutical industry is generally more limited than insurance available to companies in other industries. Insurance carriers providing product liability insurance to those in the pharmaceutical and biotechnology industries generally limit the amount of available policy limits, require larger self-insured retentions and exclude coverage for certain products and claims. There can be no assurance that a successful product liability claim or other liability claim would be adequately covered by our applicable insurance policies or by any applicable contractual indemnity or liability limitations. In addition, as we seek to expand our participation in marketed products through royalty and profit sharing arrangements our ability to contractually limit our liability may be restricted.

Failure to comply with existing and future regulatory requirements could adversely affect our results of operations and financial condition.

The healthcare industry is highly regulated. We are subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of the United States Drug Enforcement Agency

(“DEA”), FDA, various state boards of pharmacy, state health departments, the United States Department of Health and Human Service (“DHHS”), the European Union member states and other comparable agencies and, in the future, any changes to such laws and regulations could adversely affect us. In particular, we are subject to laws and regulations concerning good manufacturing practices and drug safety. Our subsidiaries may be required to register for permits and/or licenses with, and will be required to comply with the laws and regulations of the DEA, the FDA, DHHS and foreign agencies including the EMEA and other various state boards of pharmacy, state health departments and/or comparable state agencies as well as other foreign agencies and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.

The manufacture, distribution and marketing of our offerings for use in our customers’ products are subject to extensive ongoing regulation by the FDA, the DEA, the EMEA, and other equivalent local, state, federal and foreign regulatory authorities. Failure by us or by our customers to comply with the requirements of the FDA, the DEA, the EMEA and the local, state, federal and foreign regulatory authorities could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution, restrictions on our operations, civil or criminal sanctions, or withdrawal of existing or denial of pending approvals, including those relating to products or facilities. In addition, such a failure could expose us to contractual and product liability claims as well as contractual claims from our customers, including claims for reimbursement for lost or damaged active pharmaceutical ingredients, the cost of which could be significant.

In addition, any new offerings or products must undergo lengthy and rigorous clinical testing and other extensive, costly and time-consuming procedures mandated by the FDA, the EMEA and other equivalent local, state, federal and foreign regulatory authorities. We or our customers may elect to delay or cancel anticipated regulatory submissions for current or proposed new products for any number of reasons.

Although we believe that we are in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of our operations with applicable laws and regulations. In addition, there can be no assurance that we will be able to maintain or renew existing permits, licenses or any other regulatory approvals or obtain, without significant delay, future permits, licenses or other approvals needed for the operation of our businesses. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could have an adverse effect on our results of operations and financial condition.

Failure to provide quality offerings to our customers could have an adverse effect on our business and subject us to regulatory actions and costly litigation.

Our results depend on our ability to continue to execute and improve when necessary our quality management strategy and program, and effectively train and maintain our employee base with respect to quality management. Quality management plays an essential role in determining and meeting customer requirements, preventing defects and improving our offerings. While we have a network of quality systems throughout our business units and facilities which relate to the design, formulation, development, manufacturing, packaging, sterilization, handling, distribution and labeling of our customers’ products which use our offerings, quality and safety issues may occur with respect to any of our offerings. A quality or safety issue could have an adverse effect on our business, financial condition and results of operations and may subject us to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions and criminal actions. In addition, such an issue could subject us to costly litigation, including claims from our customers for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant.

The services and offerings we provide are highly exacting and complex, and if we encounter problems providing the services or support required, our business could suffer.

The offerings we provide are highly exacting and complex, in particular in our Sterile Technologies segment, due in part to strict regulatory requirements. From time to time, problems may arise in connection with facility operations or during preparation or provision of an offering, in both cases for a variety of reasons including equipment malfunction, sterility variances or failures, failure to follow specific protocols and procedures, problems with raw materials and environmental factors. Such problems could affect production of a particular batch or series of batches, requiring the destruction of product, or could halt facility production altogether. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, reimbursement to customers for lost active pharmaceutical ingredients, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. Production problems in our contract manufacturing operations could be particularly significant because the cost of raw materials is often higher than in our other businesses. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. In addition, such risks may be greater at facilities that are new or going through significant expansion.

Our global operations are subject to a number of economic, political and regulatory risks.

We conduct our operations in various regions of the world, including North America, South America, Europe and the Asia-Pacific region. Global economic and regulatory developments affect businesses such as ours in many ways. Our operations are subject to the effects of global competition, including potential competition from manufacturers in low-cost jurisdictions such as India and China. Local jurisdiction risks include regulatory risks arising from local laws. Our global operations are also affected by local economic environments, including inflation and recession. Political changes, some of which may be disruptive, can interfere with our supply chain and customers and all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful. Also, fluctuations in foreign currency exchange rates can impact our consolidated financial results.

If we do not enhance our existing or introduce new technology or service offerings in a timely manner, our offerings may become obsolete over time, customers may not buy our offerings and our revenue and profitability may decline.

The healthcare industry is characterized by rapid technological change. Demand for our offerings may change in ways we may not anticipate because of such evolving industry standards as well as a result of evolving customer needs that are increasingly sophisticated and varied and the introduction by others of new offerings and technologies. Several of our higher margin offerings are based on proprietary technologies. The patents for these technologies will ultimately expire, and these offerings may become subject to generic competition. Without the timely introduction of enhanced or new offerings, our offerings may become obsolete over time, in which case our revenue and operating results would suffer. For example, if we are unable to respond to changes in the nature or extent of the technological or other needs of our pharmaceutical customers through enhancing our offerings, our competition may develop product portfolios that are more competitive than ours and we could find it more difficult to renew or expand existing agreements or obtain new agreements. Innovations directed at continuing to offer enhanced or new offerings generally will require a substantial investment before we can determine their commercial viability, and we may not have the financial resources necessary to fund these innovations.

The success of enhanced or new offerings will depend on several factors, including our ability to:

•	properly anticipate and satisfy customer needs, including increasing demand for lower cost products;

•	enhance, innovate, develop and manufacture new offerings in an economical and timely manner;

•	differentiate our offerings from competitors’ offerings;

•	achieve positive clinical outcomes for our customers’ new products;

•	meet safety requirements and other regulatory requirements of government agencies;

•	obtain valid and enforceable intellectual property rights; and

•	avoid infringing the proprietary rights of third parties.

Even if we succeed in creating enhanced or new offerings from these innovations, they may still fail to result in commercially successful offerings or may not produce revenue in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of offerings embodying new technologies or features. Finally, innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice, the need for regulatory clearance and uncertainty over third-party reimbursement.

We and our customers depend on patents, copyrights, trademarks and other forms of intellectual property protections, however, these protections may not be adequate.

We rely on a combination of trade secret, patent, copyright and trademark and other intellectual property laws, nondisclosure and other contractual provisions and technical measures to protect a number of our offerings and intangible assets. These proprietary rights are important to our ongoing operations. There can be no assurance that these protections will prove meaningful against competitive offerings or otherwise be commercially valuable or that we will be successful in obtaining additional intellectual property or enforcing our intellectual property rights against unauthorized users. Our exclusive rights under certain of our offerings are protected by patents, some of which are subject to expire in the near term. When patents covering an offering expire, loss of exclusivity may occur and this may force us to compete with third parties, thereby affecting our revenue and profitability. For example, two of our U.S. patents covering certain aspects of a major customer’s product in our Oral Technologies segment will expire in 2008. However, due to our supply arrangements, we do not currently expect any material loss of revenue to occur as a result of the expiration of these patents.

Our proprietary rights may be invalidated, circumvented or challenged. We have in the past been subject to patent oppositions before the European Patent Office and we may in the future be subject to patent oppositions in Europe or other jurisdictions in which we hold patent rights. In addition, in the future, we may need to take legal actions to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. The outcome of any such legal action may be unfavorable to us.

These legal actions regardless of outcome might result in substantial costs and diversion of resources and management attention. Although we use reasonable efforts to protect our proprietary and confidential information, there can be no assurance that our confidentiality and non-disclosure agreements will not be breached, our trade secrets will not otherwise become known by competitors or that we will have adequate remedies in the event of unauthorized use or disclosure of proprietary information. Even if the validity and enforceability of our intellectual property is upheld, a court might construe our intellectual property not to cover the alleged infringement. In addition, intellectual property enforcement may be unavailable in some foreign countries. There can be no assurance that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology or that third parties will not design around our patent claims to produce competitive offerings. The use of our technology or similar technology by others could reduce or eliminate any competitive advantage we have developed, cause us to lose sales or otherwise harm our business.

We have applied in the United States and certain foreign countries for registration of a number of trademarks, service marks and patents, some of which have been registered or issued, and also claim common law rights in various trademarks and service marks. In the past, third parties have opposed our applications to register intellectual property and there can be no assurance that they will not do so in the future. It is possible that in some cases we may be unable to obtain the registrations for trademarks, service marks and patents for which we have applied and a failure to obtain trademark and patent registrations in the United States or other countries could limit our ability to protect our trademarks and proprietary technologies and impede our marketing efforts in those jurisdictions.

Our use of certain intellectual property rights is also subject to license agreements with third parties for certain patents, software and information technology systems and proprietary technologies. If these license agreements were terminated for any reason, it could result in the loss of our rights to this intellectual property, our operations may be materially adversely affected and we may be unable to commercialize certain offerings.

In addition, many of our branded pharmaceutical customers rely on patents to protect their products from generic competition. Because incentives exist in some countries, including the United States, for generic pharmaceutical companies to challenge these patents, pharmaceutical and biotechnology companies are under the ongoing threat of a challenge to their patents. If our customers’ patents were successfully challenged and as a result subjected to generic competition, the market for our customers’ products could be significantly impacted, which could have an adverse effect on our results of operations and financial condition.

We have a limited history operating as an independent company, and we may experience increased costs as a result of the Acquisition which could decrease our overall profitability and we may not realize the cost savings that we project.

Prior to the Acquisition, our business was operated by Cardinal, and Cardinal provided many shared service functions for our operations, including information technology, finance, treasury, internal audit, risk management, human resources, tax and legal operations. After the Acquisition, Cardinal continued to provide certain of these functions to us on a transitional basis. Although we have begun to operate these functions independently, by putting in place our own systems, business functions and outsourcing arrangements, we may not be able to operate our business effectively or at comparable costs and our profitability may decline.

In addition, prior to the Acquisition, our business took advantage of Cardinal’s size and purchasing power in procuring goods, services and technology, including but not limited to, office supplies and equipment, travel and computer software licenses. As a separate, independent company, we may be unable to obtain goods, services and technology at prices and on terms as favorable as those obtained prior to the Acquisition, which could decrease our overall profitability. As a separate, independent company, we may also not be as successful in negotiating favorable tax treatments and credits with governmental entities.

Our future results of operations are subject to fluctuations in the costs and availability, and suitability of the components of the products we manufacture, including active pharmaceutical ingredients, excipients, purchased components, and raw materials.

We depend on various active pharmaceutical ingredients, components, compounds, raw materials, and energy supplied primarily by others for our offerings. This includes, but is not limited to, gelatin, starch, iota carrageenan, petroleum-based products, packaging components, and resin. It is possible that any of our supplier relationships could be interrupted due to natural disasters, international supply disruptions caused by pandemics, geopolitical issues or other events or could be terminated in the future.

For example, gelatin is a key component in our Oral Technologies segment. The supply of gelatin is obtained from a limited number of sources. In addition, much of the gelatin we use is bovine-derived. Past concerns of contamination from Bovine Spongiform Encephalopathy (“BSE”) have narrowed the number of possible sources of particular types of gelatin. If there were a future disruption in the supply of gelatin from any one or more key suppliers, we may not be able to obtain an alternative supply from our other suppliers. If future restrictions were to emerge on the use of bovine-derived gelatin due to concerns of contamination from BSE, any such restriction could hinder our ability to timely supply our customers with products and the use of alternative non-bovine-derived gelatin could be subject to lengthy formulation, testing and regulatory approval.

Any sustained interruption in our receipt of adequate supplies could have an adverse effect on us. In addition, while we have processes intended to reduce volatility in component and material pricing, we may not be able to successfully manage price fluctuations and future price fluctuations or shortages may have an adverse effect on our results of operations.

Changes in healthcare reimbursement in the United States or internationally could adversely affect our results of operations and financial condition.

The healthcare industry has changed significantly over time, and we expect the industry to continue to evolve. Some of these changes, such as adverse changes in government funding of healthcare products and services, legislation or regulations governing the privacy of patient information, or the delivery or pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to reduce the amount of our offerings they purchase or the price they are willing to pay for our offerings. Changes in the healthcare industry’s pricing, selling, inventory, distribution or supply policies or practices, could also significantly reduce our revenue and results of operations. Particularly, volatility in individual product demand may result from changes in public or private payor reimbursement or coverage.

Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies could have a material adverse effect on our financial performance and results of operations.

As a company with many international entities, certain revenues, costs, assets and liabilities, including a portion of our senior secured credit facilities and the senior subordinated notes, are denominated in currencies other than the U.S. dollar. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect our revenues, earnings and cash flows and could result in unrealized and realized exchange losses despite our efforts to manage or mitigate our exposure to foreign currency fluctuations.

Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We are a large multinational corporation with operations in the United States and international jurisdictions, including North America, South America, Europe and the Asia-Pacific region. As such, we are subject to the tax laws and regulations of the United States federal, state and local governments and of many international jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, United States federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

We are dependent on key personnel.

We depend on senior executive officers and other key personnel, including our technical personnel, to run and grow our business and to develop new enhancements, offerings and technologies. The loss of any of these officers or other personnel or the failure to attract and retain suitably skilled technical personnel could adversely affect our operations. Although an incentive compensation plan was adopted after the Acquisition, the fact that we do not have the ability to compensate employees with publicly traded equity may have a negative impact on our ability to recruit and retain professionals, and could have a material adverse effect on our business, financial condition and results of operations.

Risks generally associated with our information systems could adversely affect our results of operations.

We rely on information systems in our business to obtain, rapidly process, analyze and manage data to:

•	facilitate the manufacture and distribution of thousands of inventory items to and from our facilities;

•	receive, process and ship orders on a timely basis;

•	manage the accurate billing and collections for thousands of customers;

•	manage the accurate accounting and payment for thousands of vendors; and

•	schedule and operate our global network of manufacturing, packaging and development facilitates.

Replication of information systems that were formerly shared with, and which have been retained by, Cardinal is a complex undertaking. Although we have begun to operate these functions independently by putting in place our own systems, business functions, and outsourcing arrangements, we may not be able to operate our business effectively or at comparable costs and our profitability may decline. Our results of operations could be adversely affected if these systems are interrupted, damaged by unforeseen events or fail for any extended period of time, including due to the actions of third parties.

We may in the future engage in acquisitions and other transactions that may complement or expand our business or divest of non-strategic businesses or assets. We may not be able to complete such transactions and such transactions, if executed, pose significant risks and could have a negative effect on our operations.

Our future success may be dependent on opportunities to buy other businesses or technologies and possibly enter into joint ventures that could complement, enhance or expand our current business or offerings and services or that might otherwise offer us growth opportunities. We may face competition from other companies in pursuing acquisitions in the pharmaceutical and biotechnology industry. Our ability to acquire targets may also be limited by applicable antitrust laws and other regulations in the United States and other foreign jurisdictions in which we do business. To the extent that we are successful in making acquisitions, we may have to expend substantial amounts of cash, incur debt and assume loss-making divisions. We may not be able to complete such transactions, for reasons including, but not limited to, a failure to secure financing. Any transactions that we are able to identify and complete may involve a number of risks, including diversion of management’s attention to integrate the acquired businesses or joint ventures, the possible adverse effects on our operating results during the integration process, the potential loss of customers or employees in connection with the acquisition, and our potential inability to achieve intended objectives of the transaction. In addition, we may be unable to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

To the extent that we are not successful in completing divestitures, we may have to expend substantial amounts of cash, incur debt and continue to absorb loss-making or under-performing divisions. Any divestitures that we are unable to complete may involve a number of risks, including diversion of management’s attention, a negative impact on our customer relationships, costs associated with retaining the targeted divestiture, closing and disposing of the impacted business or transferring business to other facilities.

Our offerings and our customers’ products may infringe on the intellectual property rights of third parties.

From time to time, third parties have asserted intellectual property infringement claims against us and our customers and there can be no assurance that third parties will not assert infringement claims against either of us in the future. While we believe that our offerings do not infringe in any material respect upon proprietary rights of other parties and/or that meritorious defenses would exist with respect to any assertions to the contrary, there can be no assurance that we would not be found to infringe on the proprietary rights of others. Patent applications in the United States and some foreign countries are generally not publicly disclosed until the patent is issued or published, and we may not be aware of currently filed patent applications that relate to our offerings or processes. If patents later issue on these applications, we may be found liable for subsequent infringement. There has been substantial litigation in the pharmaceutical and biotechnology industries with respect to the manufacture, use and sale of products that are the subject of conflicting patent rights.

Any claims that our offerings or processes infringe these rights (including claims arising through our contractual indemnification of our customers), regardless of their merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could, among other things, be required to:

•	pay substantial damages (potentially treble damages in the United States);

•	cease the manufacture, use or sale of the infringing offerings or processes;

•	discontinue the use of the infringing technology;

•	expend significant resources to develop non-infringing technology;

•	license technology from the third party claiming infringement, which license may not be available on commercially reasonable terms, or may not be available at all; and

•	lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others.

In addition, our customers’ products may be subject to claims of intellectual property infringement and such claims could materially affect our business if their products cease to be manufactured and they have to discontinue the use of the infringing technology which we may provide.

Any of the foregoing could affect our ability to compete or have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental, health and safety laws and regulations, which could increase our costs and restrict our operations in the future.

Our operations are subject to a variety of environmental, health and safety laws and regulations, including those of the Federal Environmental Protection Agency (“EPA”) and equivalent local, state, and foreign regulatory agencies in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Any failure by us to comply with environmental, health and safety requirements could result in the limitation or suspension of production or subject us to monetary fines or civil or criminal sanctions, or other future liabilities in excess of our reserves. We are also subject to laws and regulations governing the destruction and disposal of raw materials and non-compliant products, the handling of regulated material that are included in our offerings, and the disposal of our offerings at the end of their useful life. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes. Our manufacturing facilities use, in varying degrees, hazardous substances in their processes. These substances include, among others, chlorinated solvents, and in the past chlorinated solvents were used at one or more of our facilities, including a number we no longer own or operate. As at our current facilities, contamination at such formerly owned or operated properties can result and has resulted in liability to us. In the event of the discovery of new or previously unknown contamination either at our facilities or at third-party locations, including facilities we formerly owned or operated, the issuance of additional requirements with respect to existing contamination, or the imposition of other cleanup obligations for which we are responsible, we may be required to take additional, unplanned remedial measures for which no reserves have been recorded. We are conducting monitoring and cleanup of contamination at several facilities currently or formerly owned or operated by us. We have established accounting reserves for certain contamination liabilities but cannot assure you that such liabilities will not exceed our reserves.

Certain of our pension plans are underfunded, and additional cash contributions we may be required to make will reduce the cash available for our business, such as the payment of our interest expense.

Certain of our employees in the United States, United Kingdom, Germany, France, Japan and Australia are participants in defined benefit pension plans which we sponsor. As of June 30, 2008, the underfunded amount of our pension plans on a worldwide basis was approximately $81.6 million. We have reached an agreement with the trustees of the United Kingdom pension plan regarding accelerated funding. After making an upfront payment of approximately $27.2 million in September 2007, this plan is underfunded by approximately $31.8 million, and we have agreed to pay this into the plan in monthly installments of approximately $0.5 million over a period of five years, which period commenced in September 2007. The amount of future contributions to the United Kingdom plan or to our other underfunded plans will depend upon asset returns and a number of other factors and, as a result, the amount we may be required to contribute to such plan in the future may vary. Such cash contributions to the plans will reduce the cash available for our business such as the payment of interest expense on the notes or our other indebtedness.

Blackstone controls us and our Investors may have conflicts of interest with us or our noteholders in the future.

Blackstone controls approximately 86.7% of BHP PTS Holdings L.L.C., with the other Investors (as defined in Note 11 to the Consolidated and Combined Financial Statements) controlling the remainder. By virtue of this controlling interest and BHP PTS Holdings L.L.C.’s ownership of all the outstanding membership interests of our indirect parent company, Phoenix Charter LLC, we are controlled by Blackstone. Blackstone controls us and all of our subsidiaries and is entitled to elect all of our directors, to appoint new management and to approve actions requiring the approval of our stockholder, including approving or rejecting proposed mergers or sales of all or substantially all of our assets, regardless of whether noteholders believe that any such transactions are in their own best interests.

The interests of the Investors may differ from holders of our notes in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Investors as equity holders, might conflict with the interests of our noteholders. The Investors also may have an interest in pursuing acquisitions, divestitures, financings (including financings that are secured and/or senior to the senior subordinated notes) or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our noteholders. Additionally, the indentures governing the notes permit us to pay advisory fees, dividends or make other restricted payments under certain circumstances, and the Investors or their affiliates and/or advisors may have an interest in our doing so. See “Certain Relationships and Related Party Transactions—Transaction and Advisory Fee Agreement” for a discussion of certain payments to be made to affiliates of Blackstone in connection with the Transactions.

Members of the Investors or their affiliates or advisors are in the business of making or advising on investments in companies and may, from time to time in the future, acquire interests in businesses or provide advice that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. They may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. You should consider that the interests of these holders may differ from yours in material respects. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13 “Certain Relationships and Related Party Transactions”.

We have identified a material weakness in our internal controls over financial reporting.

We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, and are therefore not required to make an assessment of the effectiveness of our internal controls over financial reporting for that purpose. However, in connection with the audit of our consolidated financial statements for the year ended June 30, 2008, our auditors and we have identified certain matters involving our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (“PCAOB”).

Under the standards established by the PCAOB in Auditing Standard No. 5, a deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In our prospectus dated March 6, 2008 filed with the Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on March 6, 2008 (the “Prospectus”), management concluded that, for the fiscal year ended June 30, 2007, certain controls over the financial closing and reporting process did not operate as designed, which resulted in two significant deficiencies: (i) the income tax provision process was not operating effectively to identify errors primarily related to purchase accounting discrete items; and (ii) the financial oversight process was not operating effectively to identify errors related to the completion of routine account balance reconciliations, various accrual accounts, inventory accounts and spare parts reconciliations as well as other judgmental account balances such as inventory and accounts receivable reserves.

As of June 30, 2008, as a result of our remediation efforts, the significant deficiency related to the controls over income tax provision process no longer exists, and management was in the process of remediating, but had not fully remediated, the significant deficiency related to the Company’s financial oversight process including controls associated with the handling of complex accounting matters. In addition, the Company did not maintain effective controls over the accounting for certain derivative transactions as prescribed by the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which resulted in a restatement of its interim consolidated financial statements as of and for the three and nine month period ended March 31, 2008. The unremediated significant deficiency coupled with the restatement has led management, and our auditors, to conclude that a material weakness exists in our internal controls over financial reporting.

We are in the process of implementing changes to strengthen our internal controls. Additional measures may be necessary and the measures we expect to take to improve our internal controls may not be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that such a material weakness or other material weaknesses would not result in a material misstatement of our annual or interim financial statements. In addition, material weaknesses or other significant deficiencies may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of the notes, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Manufacturing Capabilities

Our principal executive offices are located at 14 Schoolhouse Road, Somerset, New Jersey. We also operate manufacturing facilities, development centers and sales offices throughout the world. We have 32 facilities on five continents with nearly five million square feet of manufacturing, lab and related space, excluding locations held for sale. Our manufacturing capabilities encompass a full suite of competencies including regulatory, quality assurance and in-house validation at all of the production sites. The following table sets forth our manufacturing and laboratory facilities by area and region, excluding locations held for sale:

Facility Sites		Country	Region	Segment	Total Square Footage	Owned/Leased
1.	Braeside	Australia	Asia Pacific	Oral Technologies	163,100	Owned
2.	Kakegawa	Japan	Asia Pacific	Oral Technologies	107,300	Owned
3.	Aprilia	Italy	Europe	Oral Technologies	72,000	Owned
4.	Beinheim	France	Europe	Oral Technologies	78,100	Owned
5.	Eberbach	Germany	Europe	Oral Technologies	370,580	Leased
6.	Swindon	United Kingdom	Europe	Oral Technologies	164,687	Owned
7.	St. Petersburg, FL	USA	North America	Oral Technologies	328,073	Owned
8.	Buenos Aires	Argentina	South America	Oral Technologies	82,700	Owned
9.	Sorocaba	Brazil	South America	Oral Technologies	88,993	Owned
10.	Somerset, NJ	USA	North America	Oral Technologies	265,000	Owned
11.	Winchester, KY	USA	North America	Oral Technologies	120,000	Owned
12.	Swindon	United Kingdom	Europe	Oral Technologies	198,314	Owned
13.	Bolton	United Kingdom	Europe	Packaging Services	46,700	Owned
14.	Corby	United Kingdom	Europe	Packaging Services	103,000	Owned
15.	Dublin	Ireland	Europe	Packaging Services	82,882	Leased
16.	Schorndorf	Germany	Europe	Packaging Services	182,403	Owned
17.	Schorndorf	Germany	Europe	Packaging Services	38,317	Owned
18.	Guaynabo	Puerto Rico	North America	Packaging Services	120,240	Owned
19.	Humacao	Puerto Rico	North America	Packaging Services	106,282	Leased
20.	Manati	Puerto Rico	North America	Packaging Services	83,841	Leased
21.	Moorestown, NJ	USA	North America	Packaging Services	112,000	Owned
22.	Pennsauken, NJ	USA	North America	Packaging Services	135,000	Owned
23.	Philadelphia, PA	USA	North America	Packaging Services	7,625	Owned
24.	Philadelphia, PA	USA	North America	Packaging Services	568,624	Owned/Leased
25.	Brussels	Belgium	Europe	Sterile Technologies	313,725	Owned
26.	Woodstock, IL	USA	North America	Packaging Services	*	Owned
27.	Limoges	France	Europe	Sterile Technologies	179,000	Owned
28.	North Raleigh, NC	USA	North America	Sterile Technologies	75,000	Owned
29.	Woodstock, IL	USA	North America	Sterile Technologies	421,665*	Owned
30.	Middleton, WI	USA	North America	Sterile Technologies	43,600	Leased
31.	Morrisville, NC	USA	North America	Sterile Technologies	186,406	Leased
32.	San Diego, CA	USA	North America	Sterile Technologies	45,440	Leased

TOTAL					4,890,597

*	Site 26 leases space from site 29.

ITEM 3.	LEGAL PROCEEDINGS

Legal Matters

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits, now totaling twenty-four in number, filed by a variety of plaintiffs purportedly injured by their use of the prescription acne medication Amnesteem® (a generic form of isotretinoin). Plaintiffs allege that they suffer from inflammatory bowel disease as a result of their ingestion of Amnesteem®.

Two single plaintiff lawsuits involving Amnesteem® use only were filed in the Court of Common Pleas, Washington, County, Pennsylvania. A third was filed in the General Court of Justice, Superior Court Division, Durham County, NC, but removed successfully to the United States District Court for the Middle District of North Carolina, Durham Division. Pursuant to a tolling agreement, the parties have agreed to dismiss the case without prejudice pending the outcome of the Eleventh Circuit Court of Appeals’ review of the decision of the Accutane® federal Multi-District Litigation (MDL) Court to exclude plaintiff’s causation expert. On August 26, 2008, the Eleventh Circuit affirmed the exclusion of plaintiff’s general causation expert. At this time plaintiffs have not filed an appeal of this decision but the time to do so has not yet run.

Two more single plaintiff lawsuits were filed in the Superior Court of New Jersey, Law Division, Atlantic County but removed to the United States District Court for the District of New Jersey, Camden Vicinage. Plaintiffs moved to remand those two cases, and recently they were remanded to Atlantic County. As distinguished below they will now be part of the non-mass tort group of cases in New Jersey state court.

Nineteen additional lawsuits have been filed in the Superior Court of New Jersey, Law Division, Atlantic County by single plaintiffs who claim to have ingested not only Amnesteem®, but also one or more other forms of isotretinoin including Accutane® and/or Claravis®. Twelve of those cases involve the use of Accutane® and one or more generic forms of isotretinoin. Those cases include one or more Roche entities as defendants and have been filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all New Jersey Accutane® lawsuits. The remaining seven cases do not involve the use of Accutane® but involve the use of one or more other forms of isotretinoin. These cases were filed in the same New Jersey state court but are not officially part of the Accutane mass tort. The two recently remanded federal court cases mentioned above will now be part of the non-mass tort group of cases. The non-mass tort, generic-only cases have been consolidated for discovery purposes but not for trial. All twenty-one of the cases, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name the pertinent additional pharmaceutical companies involved based on various forms of isotretinoin allegedly ingested.

Although expressed in various terms, generally speaking, all twenty-four of these lawsuits set forth some or all of the standard array of product liability claims including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

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

Regulatory Matters

In the second quarter of fiscal 2008 the U.S. Food and Drug Administration (“FDA”) initiated an inspection, or audit, of the Company’s North Raleigh Sterile Technologies facility and at the conclusion of the audit issued a Form 483 notice listing the investigators’ observations. The Company initially responded to the FDA’s audit notice in December 2007 and provided updates to the initial response in January and February 2008. On March 28, 2008, the Company received a warning letter from the FDA (the “Warning Letter”). The Warning Letter was a follow-up to the FDA Form 483 and addressed the overall control and management of quality systems at the North Raleigh facility. The Company submitted its written response to the Warning Letter on April 17, 2008 and a formal meeting with the FDA was held on May 6, 2008.

The Company intends to cooperate fully with the FDA in response to the Warning Letter and will be regularly briefing the FDA on the corrective actions that have been and will be implemented at the facility in order to address the issues raised in the Warning Letter. While the Company is currently under no restrictions by the FDA regarding the commercial operations at the North Raleigh site, the Company is unable to determine precisely the short-term economic impact of instituting the required corrective actions and there can be no assurance that the FDA will not take further action if the necessary corrective actions are not completed on a timely basis. Until all corrective actions required under the Warning Letter have been taken, the FDA will not consider new commercial products for approval at the North Raleigh site.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our common stock. PTS Intermediate Holdings LLC, which is wholly owned by PTS Holdings Corp., owns 100% of our issued and outstanding common stock. We have not paid cash dividends on our common stock over the past two fiscal years and we do not expect to pay cash dividends in the next twelve months. The agreements governing our indebtedness limit our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2008 (including the Predecessor and Successor periods as defined in Note 1 to the Consolidated Financial Statement herein). The selected historical financial data as of and for the predecessor years ended June 30, 2004, 2005, 2006, and the combined predecessor and successor year ended June 30, 2007 and the successor year ended June 30, 2008 were derived from our audited consolidated financial statements. This table should be read in conjunction with the consolidated and combined financial statements and notes thereto. The Predecessor period historical financial information as of June 30, 2004 presented below is unaudited.

	Predecessor			Predecessor	Successor	Combined (1)	Successor
	Year Ended June 30,			For the Period July 1, 2006 to April 9, 2007	For the Period April 10, 2007 to June 30, 2007	Year Ended June 30, 2007	Year Ended June 30, 2008
	2004	2005	2006
(in millions, except as noted)
	(unaudited)					(unaudited)
Statement of Operations Data:
Net revenue	$1,424.8	$1,517.3	$1,612.2	$1,280.2	$423.5	$1,703.7	$1,828.0
Cost of products sold	1,001.2	1,108.2	1,192.0	975.2	333.0	1,308.2	1,365.8

Gross margin	423.6	409.1	420.2	305.0	90.5	395.5	462.2
Selling, general and administrative expenses	211.6	245.3	282.7	235.3	75.5	310.8	328.4
Goodwill impairment	—	—	—	—	—	—	239.0
Other definite lived intangible assets impairment	—	—	—	—	—	—	11.6
Property and equipment impairment and (gain)/loss on sale of assets	(6.6)	74.3	8.8	(1.3)	(0.2)	(1.5)	107.0
In-process research and development (IPR&D)	—	—	—	—	112.4	112.4	—
Restructuring and other special items	15.3	74.7	11.8	22.0	25.5	47.5	23.7

Operating (loss)/earnings	203.3	14.8	116.9	49.0	(122.7)	(73.7)	(247.5)
Interest expense, net	4.3	17.1	6.8	8.9	44.1	53.0	201.2
Other expenses, net	3.3	0.9	1.7	0.8	0.7	1.5	144.6

Earnings/(loss) from continuing operations before income taxes and minority interest	195.7	(3.2)	108.4	39.3	(167.5)	(128.2)	(593.3)
Income tax (Benefit)/expense	48.0	(10.8)	35.3	(2.0)	(21.2)	(23.2)	(81.8)
Minority interest, net of tax expense/(benefit) (2)	2.4	(13.0)	2.0	3.9	0.7	4.6	3.5

(Loss)/earnings from continuing operations	145.3	20.6	71.1	37.4	(147.0)	(109.6)	(515.0)
Earnings/(loss) from discontinued operations, net of tax (3)	4.6	(6.7)	(20.1)	(12.5)	(3.3)	(15.8)	(24.7)

Net (loss)/earnings	$149.9	$13.9	$51.0	$24.9	$(150.3)	$(125.4)	$(539.7)

	Predecessor			Successor
	As of June 30,			As of June 30,
	2004	2005	2006	2007	2008
	(unaudited)
Balance Sheet Data (at period end)
Cash and cash equivalents	$126.8	$114.1	$133.6	$82.7	$72.4
Goodwill	741.9	714.3	704.2	1,421.7	1,291.3
Total assets	2,557.5	2,534.8	2,566.1	3,862.3	3,506.3
Long term debt, including current portion	80.4	80.5	41.6	2,312.0	2,411.5
Total liabilities	594.8	576.9	505.6	2,945.1	2,914.3
Total parent company/shareholder’s equity	1,937.4	1,952.3	2,056.2	910.6	588.9

	Predecessor				Successor	Combined	Successor
	Year Ended June 30,			For the Period July 1, 2006 to April 9, 2007	For the Period April 10, 2007 to June 30, 2007	Year Ended June 30, 2007	Year Ended June 30, 2008
	2004	2005	2006
	(unaudited)					(unaudited)
Other Financial Data:
Capital Expenditures	148.6	222.1	102.0	104.6	18.8	123.4	84.8
Ratio of earnings to fixed charges (4)	14.9x	—	7.2x	4.2x	—	—	—

Net cash provided by (used in) continuing operations:
Operating activities	165.2	203.0	130.8	191.4	69.0	260.4	51.5
Investing activities	(155.3)	(222.2)	(99.2)	(85.8)	(3,304.3)	(3,390.1)	(84.1)
Financing activities	(32.1)	16.9	(24.9)	(208.3)	3,289.9	3,081.6	15.2
Net cash provided by (used in) discontinued operations	(26.9)	(5.1)	—	(22.3)	1.6	(20.7)	(10.3)
Effect of foreign currency	12.6	(5.3)	12.8	13.9	4.1	18.0	17.3

(1)	The combined results of the Successor and the Predecessor are not necessarily comparable due to the change in the basis of accounting resulting from the Acquisition and the change in the capital structure, which primarily impact depreciation and amortization expense, in-process research and development, gross margin, selling, general and administrative expenses and interest expense. We have disclosed the impact of the change in basis of accounting for each of these captions in Management’s Discussion and Analysis of Financial Condition and Results of Operations. While the presentation of the fiscal 2007 results on this combined basis does not comply with U.S. GAAP, management believes that this provides useful information to assess the relative performance of the businesses in all periods presented in the financial statements.
(2)	Minority interest, net of tax expense/(benefit) includes tax expense/(benefit) of $(1.9) million in fiscal 2004, $6.7 million in fiscal 2005, $(2.2) million in fiscal 2006, $(3.2) million for the period July 1, 2006 to April 9, 2007, $(0.5) million for the period April 10, 2007 to June 30, 2007, $(3.7) million in fiscal 2007 on a combined basis and $(0.3) million for the fiscal 2008.
(3)	Loss from discontinued operations, net of tax provision/(benefit) includes tax provision/(benefit) of $2.8 million in fiscal 2004, $(2.7) million in fiscal 2005, $(10.7) million in fiscal 2006, $(6.6) million for the period July 1, 2006 to April 9, 2007, $(1.8) million for the period April 10, 2007 to June 30, 2007, $(8.4) million in fiscal 2007 on a combined basis and $(3.1) million for fiscal 2008.
(4)	The ratio of earnings to fixed charges is calculated by dividing the sum of earnings (loss) from continuing operations before income taxes, equity in earnings (loss) from non consolidated investments and fixed charges, by fixed charges. Fixed charges consist of interest expenses, capitalized interest and imputed interest on our leased obligations. For Predecessor’s fiscal year 2005, for the Successor’s period April 10, 2007 to June 30, 2007 and year ended June 30, 2007 on a combined basis and fiscal year 2008 earnings were insufficient to cover fixed charges by $3.0 million, $ 167.2 million, $127.4 million and $593.3 million respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations covers periods both prior to and subsequent to the Acquisition (as discussed below). Accordingly, the discussion and analysis of certain historical periods do not reflect the significant impact of the Acquisition. You should read the following discussion together with our historical financial statements and related notes included elsewhere herein and the information set forth under “Item 6. Selected Financial Data”

The discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read “Item 1A.—Risk Factors” included elsewhere herein. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Overview

We are one of the leading providers of advanced dose form and packaging technologies, and development, manufacturing and packaging services for pharmaceutical, biotechnology and consumer healthcare companies. Our proprietary drug delivery and packaging technologies help our customers achieve their desired clinical and market outcomes and are used in many well-known products. As part of a strategy to streamline and focus operations, the business was reorganized at the end of June 2007 into three operating segments: Oral Technologies, Sterile Technologies and Packaging Services. This reorganization better aligns the Company with its customers and markets and provides for improved management accountability and strategic decision making within each segment. Previously, we operated our business in six segments: Softgel, Modified Release, Sterile Injectables, Sterile Blow-Fill-Seal, Packaging Services and Analytical and Other. As part of the reorganization, the Oral Technologies segment includes the Softgel and Modified Release groups, and the Sterile Technologies segment includes the Sterile Injectables and Sterile Blow-Fill-Seal businesses as well as portions of the Other segment (but excludes the hormone business which has since been classified as discontinued operations). The Packaging Services segment remains the same as previously reported.

•

Oral Technologies. We provide formulation, development and manufacturing services for most of the major oral dose forms on the market today. Our advanced oral drug delivery technologies are used in many well-known customer products and include proprietary delivery technologies for drugs, and consumer health products. We also provide formulation, development and manufacturing for conventional oral dose forms, including controlled release formulations, as well as tablets and capsules. There are twelve Oral Technologies facilities in nine countries, including three in North America, five in Europe, two in South America and two in the Asia-Pacific region. Our Oral Technologies segment represented approximately 57% of total net revenue for fiscal 2008 on a combined basis before inter-segment eliminations.

•

Sterile Technologies. We produce nearly every type of major sterile dose form used in the prescription drug and biologic market today. In addition, this segment provides biologic cell line development and analytical and scientific consulting services. Sterile drugs may be injected, inhaled, or applied to the eye, ear, or other areas, and we offer both proprietary and traditional dose forms necessary for these separate routes of administration. For injectable drugs, we provide formulation and development for injectables as well as lyophilization (freeze drying) for otherwise unstable drugs and biologics. We also fill drugs or biologics into vials, pre-filled syringes, bags and other sterile delivery formats. For respiratory, ophthalmic and other routes of administration, our blow-fill-seal technology provides integrated dose form creation and filling of sterile liquids in a single process, which offers cost and quality benefits for our customers. The complexity of aseptic manufacturing, high start-up capital requirements, long lead time and stringent regulatory requirements serve as significant barriers to market entry. We have five Sterile Technologies manufacturing facilities, including three in North America and two in Europe, plus two analytical and scientific laboratory facilities in North America. Our Sterile Technologies segment represented approximately 14% of total net revenue for fiscal 2008 on a combined basis before inter-segment eliminations.

•

Packaging Services. We provide extensive packaging services for thousands of pharmaceuticals, biologics, consumer health and veterinary products, both on a standalone basis and as part of integrated supply-chain solutions that span both manufacturing and packaging. Our Packaging Services segment offers contract packaging services (packaging drugs in blisters, bottles, pouches and unit-doses), printed components (creating package inserts or folding cartons) and clinical trial supply services (providing packaging, inventory and logistics management for clinical trials). We operate through a network of thirteen Packaging Services facilities including eight in North America and five facilities in Europe. Our Packaging Services segment represented approximately 29% of total net revenue for fiscal 2008 on a combined basis before inter-segment eliminations.

The Acquisition

On April 10, 2007, an entity controlled by affiliates of Blackstone acquired from Cardinal certain assets and liabilities of the PTS business segment of Cardinal (excluding the Martindale generic and specialty manufacturing, Beckloff Associates regulatory consulting and Healthcare Marketing Services businesses and an idle Puerto Rico manufacturing facility), pursuant to the Purchase Agreement. The Acquisition aggregate purchase price of approximately $3.3 billion was funded with approximately $1.0 billion in cash equity contributions from a Blackstone affiliate, $1.4 billion in proceeds from the issuance of term loans under a new senior credit facility, $565.0 million in proceeds from the issuance of senior toggle notes, and $300.3 million in proceeds from the issuance of senior subordinated notes. In addition, costs associated with issuing these long-term debt obligations approximated $71.1 million and are capitalized on the Company’s balance sheet and are being amortized to interest expense over the respective terms of the debt instruments.

Historical Ownership by Cardinal

We historically operated as a portion of the PTS business segment of Cardinal and not as a stand-alone company. The combined financial statements for all periods prior to April 10, 2007 included herein reflect the operations that were acquired as part of the Acquisition and have been derived from the historical consolidated financial statements of Cardinal using the historical results of our operations and the historical basis of our assets and liabilities.

Prior to the Acquisition, we were allocated general corporate overhead expenses from Cardinal for corporate-related functions and corporate overhead expense. We believe the assumptions and methodologies underlying the allocations from Cardinal are reasonable. However, such expenses are not indicative of, nor is it practical or meaningful for us to estimate for all historical periods presented, the actual level of expenses that would have been incurred had we been operating as a separate, stand-alone public or private company during such periods.

Recent Developments

On September 22, 2008, we announced that we have decided, in the context of our strategic plan for the Sterile Technologies segment, to consider strategic alternatives with respect to our North Raleigh, North Carolina facility, including a possible sale of the business or assets of the facility. This decision resulted from an overall strategic review in which our management determined that the business at the facility is not expected to achieve the Company’s growth and profitability objectives. We will continue to meet our commitments to the facility’s current customers and regulators. For financial reporting purposes, we intend to classify the operations of the facility within discontinued operations when all relevant requirements have been met.

On September 8, 2008, we determined that our €225.0 million 9 3/4 % euro-denominated senior subordinated notes (the “senior subordinated notes”) and our €265.0 million euro-denominated term loan tranche of our senior secured credit facilities (the “euro-denominated term loan”) did not qualify as effective economic hedges of our net investment in our euro-denominated subsidiaries and that our €115.0 million euro-denominated interest rate swap did not qualify as an effective cash flow hedge. These hedges did not meet the hedge accounting requirements under SFAS 133 because we had not completed the required contemporaneous analysis and documentation of these net investments as required by SFAS 133 when we entered into the senior subordinated notes and euro-denominated term loan. As a result, on September 29, 2008 we filed a Form 10-Q/A with the SEC in which we restated the previously issued interim consolidated financial statements for the three and nine month period ended March 31, 2008.

Revenues and Expenses

Net Revenue

We sell products and services directly to our pharmaceutical, biotechnology and consumer health customers. The majority of our business is conducted through supply or development agreements. Revenue is recognized net of sales returns and allowances.

The majority of our manufacturing and packaging revenue is charged on a price-per-unit basis and is recognized either upon shipment or delivery of the product.

Our overall net revenue is generally impacted by the following factors:

•	Fluctuations in overall economic activity within the geographic markets in which we operate;

•

Sales trends for our customers’ products, the level of competition they experience, the levels of their outsourcing, and the impact of regulation and healthcare reimbursement upon their products and the timing of their product launches;

•	Change in the level of competition we face from our competitors;

•	Mix of different products or services that we sell and our ability to provide offerings that meet our customers’ requirements;

•	New intellectual property we develop and expiration of our patents;

•	Changes in prices of our products and services, which are generally relatively stable due to our long-term contracts; and

•	Fluctuations in exchange rates between foreign currencies, in which a substantial portion of our revenues and expenses are denominated, and the U.S. dollar.

Operational Expenses

Cost of products sold consists of direct costs incurred to manufacture and package products and costs associated with supplying other revenue-generating services. Cost of products sold includes labor costs for employees involved in the production process and the cost of raw materials and components used in the process or product. Cost of products sold also includes labor costs of employees supporting the production process, such as production management, quality, engineering, and other support services. Other costs in this category include the depreciation of fixed assets, utility costs, freight, operating lease expenses and other general manufacturing expenses.

Selling, general and administration expenses consist of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative expenses to support our businesses. The category includes salaries and related benefit costs of employees supporting sales and marketing, finance, human resources, information technology and costs related to executive management. Other costs in this category include depreciation of fixed assets, amortization of our intangible assets, professional fees, marketing and other expenses to support selling and administrative areas, as well as amounts allocated to us from Cardinal for historic periods.

Direct expenses incurred by a segment are included in that segment’s results. Shared sales and marketing, information technology services and general administrative costs are allocated to each segment based upon the specific activity being performed for each segment or are charged on the basis of the segment’s respective revenues or other applicable measurement. Certain corporate expenses are not allocated to the segments. In addition, we do not allocate the following costs to the segments:

•	Impairment charges;

•	Equity compensation expenses;

•	Restructuring expenses and other special items;

•	Costs to separate from Cardinal; and

•	Historical Cardinal allocated expenses.

Our operating expenses are generally impacted by the following factors:

•	The utilization rate of our facilities: as our utilization rate increases, we achieve greater economies of scale as fixed manufacturing costs are spread over a larger number of units produced;

•

Production volumes: as volumes change, the level of resources employed also fluctuate, including raw materials, component costs, employment costs and other related expenses, and our utilization rate may also be affected;

•	The mix of different products or services that we sell;

•	The cost of raw materials, components and general expense;

•	Implementation of cost control measures and our ability to effect cost savings through our Operational Excellence, Lean Manufacturing and Six Sigma program;

•	The timing of bringing new facilities under construction through their start-up phase and into commercial production; and

•	Fluctuations in currency exchange rates between foreign currencies in which a substantial portion of our revenues and expenses are denominated, and the U.S. dollar.

Long-lived and Other Definite Lived Intangible Assets

We allocate the cost of an acquired company to the tangible and identifiable intangible assets and liabilities acquired, with the remaining amount being recorded as goodwill. Certain intangible assets are amortized over their estimated lives, while in-process research and development is recorded as a one-time charge to product development expense in the statements of operations on the acquisition date.

We assess the impairment of identifiable intangibles if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors that we consider important which could trigger an impairment review include the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy of the overall business;

•	Significant negative industry or economic trends;

•	Recognition of goodwill impairment charges

If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on fair value, which we derive either by the estimated cash flows expected to result from the use of the asset and its eventual disposition or on assumptions we believe marketplace participants would utilize and comparable marketplace information in similar arms length transactions. We then compare that to the asset’s carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over its estimated fair value. Significant estimates and judgments are required when estimating such fair values. If it is determined that these assets are impaired, an impairment charge would be recorded and the amount could be material. During fiscal 2008, we recorded asset impairment charges relating to property and equipment as well as other definite lived intangible assets. See Notes 5 and 15 to the audited Consolidated and Combined Financial Statements for further discussion.

Goodwill

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist. These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. For purposes of the goodwill evaluation, we compare the fair value of each of our reporting units to its respective carrying amount. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss. During fiscal 2008 we recorded an impairment of goodwill. See Note 4 to the Consolidated and Combined Financial Statements for further discussion.

Restructuring and Minority Interest

Restructuring and other special items consist of costs associated with our restructuring plans as well as other infrequent, non-recurring or unusual in nature charges or credits, such as settlements of significant lawsuits and retention bonuses to certain of our employees associated with the Acquisition plus the costs to separate from Cardinal. The majority of our restructuring costs consist primarily of employee-related costs (including severance payments), exit costs (including lease termination costs) and asset impairments.

Minority interest, net of tax expense/(benefit) represents the removal of the minority interest partner’s share of the earnings of our joint venture in one of our Oral Technologies manufacturing facilities in Europe.

Trends Affecting Our Business

We estimate that pharmaceutical and biotechnology companies spent approximately $130 billion worldwide on outsourcing in 2008, of which we estimate approximately $13 billion was spent on Oral Technologies, Sterile Technologies, and Packaging Services. We expect several key trends to continue to provide robust growth for the outsourcing market, and we expect to further extend our market position in the categories in which we compete.

We believe that aging populations in North America, Europe and Japan will increase the demand for prescription drugs and increase the demand for our services. As large pharmaceutical companies become more focused on the efficiency of their production, we believe the recent trend of large pharmaceutical company facility consolidation will continue and will provide us with an opportunity to work as a strategic partner with these entities.

We expect the growth in sterile injectable drugs to continue to outpace the growth in the remainder of the global prescription drug market, as many newer classes of drugs can only be delivered by injection due to their molecular structure. Market requirements relating to anti-counterfeiting, improved patient compliance and ease of administration are expected to drive demand for innovative dosage forms and package design. Finally, we believe reimbursement shift towards patient self-administered drugs may favor dose forms and packaging innovation that can help improve outcomes by enabling better patient compliance with drug regimens.

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

Allowance of Doubtful Accounts

Trade receivables are comprised of amounts owed to us through our operating activities and are presented net of an allowance for doubtful accounts. In determining the appropriate allowance for doubtful accounts, which includes general and specific reserves, we review accounts receivable aging, industry trends, customer financing strength, credit standing, historical write-off trends and payment history to assess the probability of collection. We monitor the collectability of our receivable portfolio by analyzing the aging of our accounts receivable accounts, assessing credit worthiness of our customers and evaluating the impact of changes in economic conditions that may impact credit risks. If the frequency or severity of customer defaults changes due to changes in customers’ financial condition or general economic conditions, our allowance for uncollectible accounts may require adjustment.

Long-lived and Intangible Assets Valuation

In connection with the Acquisition, the purchase price was allocated to the fair value of the assets acquired, including identifiable intangible assets and liabilities assumed. Purchase price in excess of net assets acquired was recorded as goodwill. The Company assesses changes in economic conditions and makes assumptions regarding estimated future cash flows in evaluating the value of the Company’s property and equipment, goodwill and other definite lived intangible assets. As these assumptions and estimates may change over time, it may or may not be necessary for the Company to record impairment charges.

In connection with SFAS No. 142, “Goodwill and Other definite lived intangible assets,” (“SFAS No. 142”) the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. The Company uses comparative market information and other factors to corroborate the discounted cash flow results. Other indefinite-lived intangible assets are tested for impairment and written down to fair value, in accordance with SFAS No. 142. Following the Acquisition, the Company elected to perform its annual impairment during its fourth fiscal quarter, commencing in fiscal 2008. During fiscal 2008, we recorded an impairment of goodwill. See Note 4 to the Consolidated and Combined Financial Statements for further discussion.

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the statements of operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arms length transactions. During fiscal 2008, we recorded asset impairment charges relating to property and equipment and other definite lived intangible assets. See Notes 5 and 15 to the Consolidated and Combined Financial Statements for further discussion.

Equity-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 Revised (FAS 123R), Share-Based Payment. FAS 123R requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense is measured base on the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate. The Company introduced a stock option plan after the Acquisition, for the purposes of retaining certain key employees and directors.

Income Taxes

In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the U.S. when it is expected that these earnings are permanently reinvested. The Company has made no provision for U.S. income taxes on undistributed earnings of foreign subsidiaries as those earnings are considered permanently reinvested in the operations of those foreign subsidiaries.

Under the Predecessor, prior to the Acquisition, the operations of the Company were included in the consolidated U.S. and certain foreign and state tax returns of Cardinal. In other foreign and state jurisdictions, the Company filed its tax returns as a separate taxpayer or as part of a consolidated or unitary group. The income tax provisions and related deferred tax assets and liabilities have been determined as if the Company were a separate taxpayer. Cardinal managed its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that the Company would have followed or will follow as a stand-alone company.

Risk Management

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of the hedged item in a fair value hedge are recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings as a component of net revenues, cost of revenue or selling, general and administrative expenses, based upon the nature of the hedged item, in the statements of operations. Changes in fair value of derivatives not designated as hedging instruments are recognized currently in earnings in the statements of operations. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion, if any, is reported in the statements of operations. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged cash flows affect earnings.

Recent Financial Accounting Standards

February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise be required to be bifurcated from its host contract. The election to measure a hybrid financial instrument at fair value, in its entirety, is irrevocable and all changes in fair value are to be recognized in earnings. This Statement also clarifies and amends certain provisions of SFAS No. 133 and SFAS No. 140. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) which is an interpretation of SFAS No.109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS 109. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Effective July 1, 2007, the Company adopted the provisions of FIN 48. As a result, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of June 30, 2008, the Company had a total of $11.2 million of unrecognized tax benefits. Of this amount, $9.4 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, the Company has approximately $0.8 million of accrued interest related to uncertain income tax positions.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Subject to the FASB’s partial deferral, this Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this Statement is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for the Company in the first quarter of fiscal 2009. The Company is currently assessing the impact that SFAS No. 159 will have on the results of its operations, financial position or cash flows.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s equity shares have been available. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 is an amendment of Accounting Research Bulletin (“ARB”) No. 51 and was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and that a parent company must recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the potential impact on its statement of financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is in the process of determining the impact of adopting this statement.

Results of Operations

Management changed how it measures operating performance from operating earnings to net earnings before interest expense, provision (benefit) for income taxes and depreciation and amortization (“EBITDA”). The term EBITDA is not defined under generally accepted accounting principles in the United States (“U.S. GAAP”). EDITDA is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP and is subject to important limitations.

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

For purpose of Management’s Discussion and Analysis of the Results of Operations, we have compared the results of the Successor for the period in fiscal 2008 with those of the combined Predecessor and Successor in the period in fiscal 2007 and we compared the combined results of the Successor and the Predecessor for the periods in fiscal 2007 with those of the Predecessor in fiscal 2006. The results of the Predecessor and Successor periods are not necessarily comparable due to the change in basis of accounting resulting from the Acquisition and the change in the capital structure, which primarily impact depreciation, amortization, in process research and development and interest expense. The captions included within our statements of operations that are materially impacted by the change in basis of accounting include depreciation and amortization expense, gross margin, selling, general and administrative expenses and interest expense. We have disclosed the impact of the change in basis of accounting for each of these captions in the following discussion of our results of operations.

In accordance with SFAS No. 141 at the date of the Acquisition, the acquired assets and liabilities were recorded at their estimated fair values. The following table summarizes the allocation of fair values of the Company’s assets acquired and liabilities assumed at the date of the Acquisition.

(in millions)	Fair Values
Current assets	$667.7
Property and equipment	1,041.5
Intangible assets	556.3
In-process research and development	112.4
Other assets	78.6

Total assets	2,456.5

Current liabilities	(271.8)
Long term debt	(2,271.4)
Non current liabilities	(135.9)
Deferred taxes	(190.4)

Total liabilities	(2,869.5)

Equity contributions	(1,048.9)

Excess purchase price attributable to goodwill	$1,461.9

The following table summarizes the allocation of the Acquisition purchase price:

(in millions)	Purchase Price Allocation
Purchase price	$3,216.5
Transaction fees and expenses	69.1

Total purchase price	3,285.6
Less:
Net tangible assets acquired	1,291.5
Fair value adjustment to inventory(a)	29.4
Fair value adjustment to property and equipment(b)	3.1
Other definite lived intangible assets acquired	556.3
In-process research and development(c)	112.4
Net assets held for sale	21.4
Deferred income tax liabilities	(190.4)

Excess purchase price attributable to goodwill	$1,461.9

(a)	Resulted in an increase in value of inventory and a corresponding charge to cost of products sold related to higher costs of inventory sold during the period April 10, 2007 to June 30, 2007;
(b)	Resulted in an increase in value of property, plant and equipment as well as intangible assets and a corresponding increase in depreciation and amortization expense; and
(c)	Recording and subsequent write-off of acquired in-process research and development.

Fiscal Year Ended June 30, 2008 compared to Fiscal Year Ended June 30, 2007

The financial statements present our results for the twelve month period ended June 30, 2008 and on a “predecessor and successor combined basis” for the twelve month period ended June 30, 2007, reflecting Predecessor ownership by Cardinal through the Acquisition. The Successor was created as a result of the Acquisition of the Predecessor’s businesses from Cardinal on April 10, 2007.

Results for the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 are as follows:

	Successor		Predecessor	Combined	Increase/Decrease
	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2007	Change $	Change %
(in millions)
Net revenue	$1,828.0	$423.5	$1,280.2	$1,703.7	$124.3	7%
Cost of products sold	1,365.8	333.0	975.2	1,308.2	57.6	4%

Gross margin	462.2	90.5	305.0	395.5	66.7	17%
Selling, general and administrative expenses	328.4	75.5	235.3	310.8	17.6	6%
Goodwill impairment	239.0	—	—	—	239.0	*
Other definite lived intangible assets impairment	11.6	—	—	—	11.6	*
Property and equipment impairment and (gain)/loss on sale of assets	107.0	(0.2)	(1.3)	(1.5)	108.5	*
In-process research and development	—	112.4	—	112.4	(112.4)	*
Restructuring and other special items	23.7	25.5	22.0	47.5	(23.8)	*

Operating earnings	(247.5)	(122.7)	49.0	(73.7)	(173.8)	*
Interest expense, net	201.2	44.1	8.9	53.0	148.2	*
Other expense, net	144.6	0.7	0.8	1.5	143.1	*

Earnings/(loss) from continuing operations before income taxes and minority interest	(593.3)	(167.5)	39.3	(128.2)	(465.1)	*
Provision/(benefit) for income taxes	(81.8)	(21.2)	(2.0)	(23.2)	(58.6)	*
Minority interest	3.5	0.7	3.9	4.6	(1.1)	(24)%

Earnings/(loss) from continuing operations	(515.0)	(147.0)	37.4	(109.6)	(405.4)	*
Loss from discontinued operations, net of tax	(24.7)	(3.3)	(12.5)	(15.8)	(8.9)	*

Net earnings/(loss)	$(539.7)	($150.3)	$24.9	($125.4)	$(414.3)	*

*	Percentage not meaningful

Net Revenue

Net revenue increased 7% or $124.3 million compared to the same period a year ago. The weaker U.S. dollar favorably impacted our revenue growth by approximately six percentage points, or $98.2 million. Excluding the impact of foreign exchange rates, net revenue increased by $26.1 million or 2% primarily due to increased volumes and throughput within our Sterile Technologies segment, driven by increased output from our new sterile facility in Belgium, and increased demand for oral pharmaceutical products in our Oral Technologies segment, partially offset by a decline in our Packaging Services segment.

Gross Margin

Gross margin increased by 17%, or $66.7 million compared to the same period a year ago. The gross margin for fiscal 2008 included a non cash inventory charge and other adjustments of approximately $11.0 million within our Oral Technologies segment. See Note 1 of the Audited Consolidated and Combined Financial Statements for further discussion. The weaker U.S. dollar increased our gross margin by six percentage points or $25.3 million. Excluding these items, gross margin increased by 13% or $52.4 million.

The gross margin increase of 13% was primarily due to increased revenues and improved utilization at our sterile facilities and strength in controlled release and Zydis® formats in our Oral Technologies segment.

Selling, General and Administrative expense

Selling, general and administrative expenses increased by approximately 6%, or $17.6 million compared to the comparable period in the prior fiscal year. Selling, general and administrative expenses include additional depreciation and amortization expenses of approximately $30.1 million associated with the intangibles recorded in connection with the Acquisition and the increase in the value of property, plant and equipment recorded as part of the Acquisition. In addition, the weaker U.S. dollar increased our selling, general and administrative expenses by $13.2 million compared to the comparable period of the prior year. These expenses were offset by SFAS 123(R) stock-based compensation expenses, which decreased by $28.0 million compared to the prior fiscal year when there was an acceleration of vesting of Predecessor equity programs. Excluding the fair value adjustments, the impact of foreign exchange rates and the lower level of equity-based compensation, selling, general and administrative expenses increased by $2.3 million, or less than 1%.

Goodwill Impairment

During the fourth quarter of fiscal 2008, we completed our required annual goodwill impairment assessment under SFAS 142. This analysis was comprised of estimating the fair values of each of the Company’s reporting units by using the expected present value of future cash flows and other market factors and then comparing those fair values to their related carrying amounts. This evaluation resulted in a non-cash charge to goodwill impairment of $239.0 million within the Packaging Services segment as a result of the implied fair value being less than the carrying value of its goodwill. There were no goodwill impairments recorded in fiscal 2007.

Other Definite Lived Intangible Assets Impairment

As a result of recording the goodwill impairment in the fourth quarter of fiscal 2008, we completed the required review of other definite lived intangible assets under SFAS 144 within the Packaging Services segment for recoverability which resulted in a non-cash charge to other definite lived intangible asset impairments of $6.6 million within this segment. In addition, during fiscal 2008 we made a determination that certain other definite lived intangible assets within the Oral Technologies segment had become impaired as a result of unfavorable business performance during fiscal 2008. This review resulted in a $5.0 million impairment charge to other definite lived intangible assets on the statement of operations. There were no intangible asset impairments recorded in fiscal 2007.

Property and Equipment Impairment Charges and (Gain)/Loss on Sale of Asset

Property and equipment impairment charges and (gain)/loss on sale of assets increased by $108.5 million during fiscal 2008 compared to fiscal 2007. During fiscal 2008, we recorded property and equipment asset impairments of $107.0 million. During the fourth quarter of fiscal 2008, we completed our required annual goodwill impairment assessment under SFAS 142, which resulted in a $239.0 million charge to goodwill impairment within the Packaging Services segment on the statement of operations. As a result of recording this goodwill impairment, the Company completed the required review of long-lived assets under SFAS 144 within the Packaging Services segment to test for recoverability and recorded a non-cash charge of $42.6 million within the Packaging Services segment. In addition, during fiscal 2008, we made a determination that certain property and equipment within the Oral Technologies segment and within the Sterile Technologies segment had become impaired as a result of unfavorable business performance during the fiscal year. We performed an evaluation of these long lived assets, which resulted in a $64.2 million non cash impairment charge to property and equipment impairment on the statement of operations. During fiscal 2007, we recorded a $5.0 million gain on the sale of a business in our Oral Technologies segment, partially offset by a change in our expected use of certain assets related to the Sterile Technologies segment.

Restructuring and Other Special Items

Restructuring and other special items decreased by $23.8 million to $23.7 million for fiscal 2008 compared to fiscal 2007. The decrease is primarily as a result of lower separation costs recorded in the fiscal 2008 period as compared to the fiscal 2007 period as a result of the Acquisition in fiscal 2007.

Interest Expense, net

Interest expense, net increased by $148.2 million for fiscal 2008, primarily as a result of the interest expense on our debt issuances used to finance the Acquisition on April 10, 2007.

Other Expense, net

Other expense, net increased by $143.1 million for fiscal 2008, primarily as a result of non-cash unrealized losses recorded on our euro-denominated long-term debt obligations of $113.2 million and foreign currency intercompany loans denominated in non U.S. dollar currencies of $38.2 million during fiscal 2008. The non-cash unrealized transaction losses related to our euro-denominated long-term debt obligations are currently recorded to other expense, net on our statement of operations. For intercompany loans that are not permanently reinvested, the impact of translating these loans to U.S. dollar equivalent is recorded in the statement of operations. These unrealized losses on foreign currency were partially offset by a $3.8 million gain recorded in connection with the repurchase of 9.5 million Euros of our 9 3/4 % Senior Subordinated Notes and $2.2 million gain related to our euro-denominated interest rate swap recorded during fiscal 2008.

Provision/(Benefit) for Income Taxes

The provision/(benefit) for income taxes relative to earnings/(loss) before income taxes, minority interest and discontinued operations was 14% and 18.1% in fiscal 2008 and 2007, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of restructuring and other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%. Our fiscal 2008 benefit for income taxes was ($81.8) million and relative to losses before income taxes of ($593.3) million resulted in an effective tax rate of 14%. The fiscal 2008 tax rate was positively impacted by $9.4 million related to tax rate changes in Germany and the U.K. Our fiscal 2007 provision for income taxes was ($23.2) million and relative to losses before income taxes of ($128.2) million resulted in an effective tax rate of 18.1%. The fiscal 2007 tax rate was negatively impacted by $10.9 million related to purchase accounting. Our fiscal 2006 provision for income taxes was $35 million and relative to earnings before income taxes of $107.2 million resulted in an effective tax rate benefit of 32.6%. The fiscal 2006 effective tax rate benefited by $3.5 million related to foreign tax credits.

Segment Review

Our results on a segment basis for the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007.

	Successor		Predecessor	Combined	Increase/(Decrease)
(in millions)	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2007
					$	%
Oral Technologies
Net revenue	$1,039.0	$239.1	$704.2	$943.3	$95.7	10%
Segment EBITDA	236.3	45.7	173.0	218.7	17.6	8%

Sterile Technologies
Net revenue	301.0	64.3	184.8	249.1	51.9	21%
Segment EBITDA	25.7	5.2	(1.7)	3.5	22.2	*

Packaging Services
Net revenue	531.3	129.1	422.6	551.7	(20.4)	(4)%
Segment EBITDA	61.9	18.8	63.1	81.9	(20.0)	(24)%

Unallocated costs(1)	(557.5)	(156.6)	(112.5)	(269.1)	(288.4)	*

Inter-segment revenue elimination	(43.3)	(9.0)	(31.4)	(40.4)	(2.9)	(7)%

Combined Total
Net revenue	$1,828.0	$423.5	$1,280.2	$1,703.7	124.3	(7)%
EBITDA from continuing operations	$(233.6)	$(86.9)	$121.9	$35.0	$(268.6)	*

*	Percentage not meaningful
(1)	Unallocated costs includes special items, equity-based compensation, impairment charges, certain other Corporate directed costs, and other costs that are not allocated to the segments as follows:

	Successor		Predecessor
(in millions)	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007
Goodwill impairment	$(239.0)	$—	$—
Other definite lived intangible assets impairment	(11.6)	—	—
Property and equipment impairment and gain/(loss) on sale of assets	(107.0)	0.2	1.3
Equity compensation	(8.2)	(1.0)	(35.1)
Restructuring and other special items	(23.7)	(25.5)	(22.0)
In-process research and development	—	(112.4)	—
Sponsor advisory fee	(10.0)	(2.2)	—
Minority interest, net	(3.5)	(0.7)	(3.9)
Other expense, net	(144.6)	(0.7)	(0.8)
Cardinal allocation	—	—	(53.1)
Non-allocated corporate costs, net	(9.9)	(14.3)	1.1

Total unallocated costs	$(557.5)	$(156.6)	$(112.5)

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA:

	Successor
(in millions)	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007
Earnings/(loss) from continuing operations	$(515.0)	$(147.0)	$37.4
Depreciation and amortization	162.0	37.2	77.6
Interest expense, net	201.2	44.1	8.9
Benefit/(provision) for income taxes	(81.8)	(21.2)	(2.0)

EBITDA	$(233.6)	$(86.9)	$121.9

Oral Technologies segment

Net revenues increased by 10%, or $95.7 million compared to the same period a year ago. The weaker U.S. dollar favorably impacted the Oral Technologies segment’s revenue growth by approximately seven percentage points, or $66.0 million. Excluding the benefit of foreign exchange rates, net revenue increased by 3% or $29.7 million primarily due to increased demand for oral pharmaceutical products, particularly products in our controlled release and Zydis® formats. The increased demand was driven by a mix of new customer products as well as increased volumes on existing customer products.

Segment EBITDA increased by 8%, or $17.6 million compared to the same period a year ago. During fiscal 2008, one of our European manufacturing facilities recorded a non cash inventory charge and other adjustments of approximately $11.0 million. See Note 1 of the Consolidated and Combined Financial Statements for further discussion. In addition, the segment’s EBITDA was favorably impacted by the weaker U.S. dollar by approximately 6 percentage points, or $14.1 million. Excluding the impact of these items, Oral Technologies segment’s EBITDA increased by approximately 7% or $14.5 million primarily due to increased revenues within the controlled release and Zydis® businesses.

Sterile Technologies segment

Net revenues increased by 21%, or $51.9 million, due to increased volumes at the majority of the sterile manufacturing facilities, including increased demand for flu vaccine products manufactured at our new pre-filled syringe facility in Belgium. The weaker U.S. dollar favorably impacted the Sterile Technologies segment’s revenue growth by approximately five percentage points, or $11.2 million.

Segment EBITDA increased by $22.2 million to $25.7 million for fiscal 2008, compared to $3.5 million in the corresponding period in the prior fiscal year. The increase was primarily due to increased revenues and improved utilization of our sterile facilities, including the ramp-up of our new facility in Belgium. The weaker U.S. dollar favorably impacted the Sterile Technologies segment’s EBITDA growth by approximately $1.2 million.

Packaging Services segment

Net revenues decreased by 4%, or $20.4 million. The weaker U.S. dollar favorably impacted our Packaging Services segment’s revenue growth by approximately three percentage points, or $18.5 million; excluding this benefit, revenues decreased by $38.9 million due to reduced demand within our North American packaging and printing facilities. The decline in demand within our North American facilities is driven partially by a reduction in certain customers’ volumes due to market demand and certain customers’ decisions to utilize their own facilities versus those of an outsource provider for their packaging needs.

Segment EBITDA decreased by $20.0 million. Segment EBITDA was also favorably impacted by the weaker U.S. dollar by approximately 4 percentage points, or $3.4 million. Excluding this benefit, EBITDA decreased $ 23.4 million primarily due to the net revenue decrease within the North American packaging and printing facilities, partially offset by stronger demand in European packaging and printing facilities as well as packaging/warehouse distribution growth.

Fiscal Year Ended June 30, 2007 Compared to the Fiscal Year Ended June 30, 2006

The financial statements present our results for the period April 10, 2007 to June 30, 2007 and on a “predecessor basis” for the period July 1, 2006 to April 9, 2007 and for the fiscal year 2006 (reflecting Predecessor ownership by Cardinal). The Successor was created as a result of the Acquisition of the Predecessor’s businesses from Cardinal on April 10, 2007. See Notes 1 and 2 of the Consolidated and Combined Financial Statements for further discussion of the Acquisition.

Our combined results for the fiscal year ended June 30, 2007 compared to the fiscal year ended June 30, 2006 are as follows:

	Successor	Predecessor	Combined	Predecessor	Increase/ (Decrease)
	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2007	Fiscal Year Ended 2006
					$	%
(in millions)
Net revenue	$423.5	$1,280.2	$1,703.7	$1,612.2	$91.5	6.0
Cost of products sold	333.0	975.2	1,308.2	1,192.0	116.2	10.0

Gross margin	90.5	305.0	395.5	420.2	(24.7)	(6.0)
Selling, general and administrative expenses	75.5	235.3	310.8	282.7	28.1	10.0
Impairment charges and (gain)/loss on sale of asset	(0.2)	(1.3)	(1.5)	8.8	(10.3)	(117.0)
In-process research and development	112.4	—	112.4	—	112.4	*
Restructuring and other special items	25.5	22.0	47.5	11.8	35.7	*

Operating earnings	(122.7)	49.0	(73.7)	116.9	(190.6)	*
Interest expense, net	44.1	8.9	53.0	6.8	46.2	*
Other, net	0.7	0.8	1.5	1.7	(0.2)	(12.0)

Earnings/(loss) from continuing operations before income taxes and minority interest	(167.5)	39.3	(128.2)	108.4	(236.6)	*
Provision/(benefit) for income taxes	(21.2)	(2.0)	(23.2)	35.3	(58.5)	*
Minority interest	0.7	3.9	4.6	2.0	2.6	*

Earnings/(loss) from continuing operations	(147.0)	37.4	(109.6)	71.1	(180.7)	*
Loss from discontinued operations, net of tax	(3.3)	(12.5)	(15.8)	(20.1)	4.3	*

Net earnings/(loss)	$(150.3)	$24.9	$(125.4)	$51.0	$(176.4)	*

*	Percentage not meaningful

Net Revenue

Net revenue increased 6% or $91.5 million primarily due to higher volumes within our Packaging Services segment associated with new customer product launches. In addition, increased volume for certain oral products and increased throughput within our manufacturing facilities due to benefits of our program to improve our manufacturing cycle time contributed to higher revenue in our Oral Technologies segment. The net revenue growth was favorably impacted by a weaker U.S. dollar by approximately 4 percentage points.

These increases were partially offset by:

•

Lower production volumes within our Sterile Technologies segment, in particular with our respiratory products, as well as the prior year receipt of a $14.0 million take-or-pay termination payment included in net revenue for fiscal 2006.

•	The sale of one of our Oral Technologies facilities, which reduced net revenues by $49.2 million during the combined period for fiscal 2007 compared to the comparable fiscal 2006 period.

Gross Margin

Gross margin decreased by 6% or $24.7 million on a combined basis compared to fiscal 2006. The gross margin for fiscal 2007 on a combined basis includes a $31.5 million increase in cost of products sold due to the impact of fair value adjustment to our balance sheet recorded as of the Acquisition. The adjustments resulted in an increase in inventory costs and an increase in the value of property, plant and equipment. The inventory and property, plant and equipment adjustment reduced the gross margin by $29.4 million and $2.1 million, respectively for the period April 10, 2007 to June 30, 2007. Excluding these fair value adjustments, gross margin on a combined basis increased by 2% or $6.8 million.

The gross margin increase of 2% was primarily due to increased revenues and operational efficiencies realized at our facilities, in particular within our Oral Technologies segment. These benefits were partially offset by a lower utilization rate within our Sterile Technologies segment and the inclusion in that same segment of a $14.0 million take-or-pay termination payment in net revenues for fiscal 2006, which led to a higher gross margin during that period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 10% or $28.1 million. The increase includes additional depreciation and amortization expense of $10.1 million associated with the intangibles recorded as part of the Acquisition. In addition, the increase is due to (i) an increase of $6.6 million in stock-based compensation, (ii) an increase of $5.6 million due the impact of a weaker U.S. dollar, and (iii) higher costs allocated to the Predecessor by Cardinal during the period July 1, 2006 to April 9, 2007 compared to fiscal 2006.

Property and Equipment Impairment Charges and (Gain)/Loss on Sale of Asset

Property and equipment impairment charges and (gain)/loss on sale of assets decreased by $10.3 million on a combined fiscal 2007 basis compared to fiscal 2006. During the fiscal 2007 combined basis, we recorded a gain of $5.0 million related to the sale of a facility within our Oral Technologies segment, whereas during fiscal 2006 we recorded a charge of $3.2 million associated with a final settlement on the fiscal 2004 sale of a non-strategic business within the same segment.

In-Process Research and Development

In connection with the Acquisition, we recorded a $112.4 million charge related to acquired IPR&D, which has been recorded in the Successor financial statements and included in the combined basis fiscal 2007 results.

Restructuring and Other Special Items

Restructuring and other special items increased by $35.7 million to $47.5 million on a combined fiscal 2007 basis compared to fiscal 2006 of $11.8 million.

The charges in fiscal 2007 primarily relate to the following:

•	Retention bonuses for certain employees associated with the Acquisition of $24.7 million, which were expensed during the combined period.

•	Separation costs of $7.0 million related to professional fees directly associated with the separation of certain shared service functions and systems from Cardinal.

•	$7.4 million of severance costs recorded subsequent to the Acquisition associated with our announced reorganization.

•

$6.6 million relates to the Predecessor’s previously announced headcount reduction, and the closure and consolidation of facilities. See Note 6 of the Company’s audited financial statements for further discussion.

The charges recorded during fiscal 2006 primarily relate to asset impairment charges and other facility exit costs we recorded within restructuring and other special charges of approximately $5.9 million associated primarily with the announced closure of one of our Sterile Technologies manufacturing facilities. In addition, we reversed the decision to sell one of the facilities deemed impaired in fiscal 2005, resulting in a credit of $3.8 million to restructuring and other special items during fiscal 2006, as the decision not to sell increased the carrying value of the disposal group to its fair value.

Interest Expense, net

Interest expense, net increased by $46.2 million on a combined basis primarily as a result of the interest expense on our new debt issuances used to finance the Acquisition on April 10, 2007. The Acquisition was financed in part with $1.4 billion in proceeds from the issuance of term loans under a new senior secured credit facility, $565.0 million in proceeds from the issuance of senior toggle notes and $300.3 million in proceeds from the issuance of senior subordinated notes. Interest on such financing was $43.5 million during fiscal 2007, including $1.6 million of amortization of deferred financing fees.

Provision/(Benefit) for Income Taxes

The provision/(benefit) for income taxes relative to earnings/(loss) before income taxes, minority interest and discontinued operations was (18.1%) and 32.6% in fiscal 2007 and 2006, respectively. Generally, fluctuations in the effective tax rate are primarily due to change in our geographic pretax income resulting from our business mix and changes in the tax impact of restructuring and other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate reflects tax benefits derived from operations outside the United States, which are generally taxed at rates lower than the U.S. statutory rate of 35%. Our fiscal 2007 benefit for income taxes was ($23.2) million and relative to losses before income taxes of ($128.2) million resulting in an effective tax rate of (18.1%). The fiscal 2007 tax rate was negatively impacted by $10.9 million related to purchase accounting. Our fiscal 2006 provision for income taxes was $35.3 million and relative to earnings before income taxes of $108.4 million resulted in an effective tax rate benefit of 32.6%. The fiscal 2006 effective tax rate benefited by $3.5 million related to foreign tax credits.

Minority Interest, net

Minority interest expense, net of tax benefit increased by $2.6 million on a combined basis compared to fiscal 2006 due to an increase in pretax earnings from our joint venture facility.

Segment Review

Our results on a segment basis for the period April 10, 2007 to June 30, 2007, July 1, 2006 to April 9, 2007 and fiscal year 2006 are as follows:

	Successor	Predecessor	Combined	Predecessor	Increase/(Decrease)
	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2007	Fiscal Year Ended 2006
(in millions)					$	%
Oral Technologies
Net revenue	$239.1	$704.2	$943.3	$911.1	$32.2	4%
Segment EBITDA	45.7	173.0	218.7	205.8	12.9	6%

Sterile Technologies
Net revenue	64.3	184.8	249.1	265.1	(16.0)	(6)%
Segment EBITDA	5.2	(1.7)	3.5	39.2	(35.7)	(91)%

Packaging Services
Net revenue	129.1	422.6	551.7	482.6	69.1	14%
Segment EBITDA	18.8	63.1	81.9	80.4	1.5	2%
Unallocated costs(1)	(156.6)	(112.5)	(269.1)	(125.0)	(144.1)	*

Inter-segment revenue elimination	(9.0)	(31.4)	(40.4)	(46.6)	6.2	13%

Combined Total
Net revenue	423.5	1,280.2	1,703.7	1,612.2	91.5	6%
EBITDA from continuing operations	(86.9)	121.9	35.0	200.4	(165.4)	(82)%

*	Percentage not meaningful
(1)	Unallocated costs includes special items, equity-based compensation, impairment charges, certain other Corporate directed costs, and other costs that are not allocated to the segments as follows:

	Successor		Predecessor
	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2006
(in millions)
Impairment charges and gain/(loss) on sale of assets	0.2	1.3	(8.8)
Equity compensation	(1.0)	(35.1)	(29.5)
Restructuring and other special items	(25.5)	(22.0)	(11.8)
In-process research and development	(112.4)	—	—
Sponsor advisory fee	(2.2)	—	—
Minority interest, net	(0.7)	(3.9)	(2.0)
Other, net	(0.7)	(0.8)	(1.7)
Cardinal allocation	—	(53.1)	(55.1)
Non-allocated corporate costs, net	(14.3)	1.1	(16.1)

Total unallocated costs	(156.6)	(112.5)	(125.0)

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA:

	Successor	Predecessor
(in millions)	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2006
Earnings/(loss) from continuing operations	$(147.0)	$37.4	$71.1
Depreciation and amortization	37.2	77.6	87.2
Interest expense, net	44.1	8.9	6.8
Benefit/(provision) for income taxes	(21.2)	(2.0)	35.3

EBITDA	$(86.9)	$121.9	$200.4

Oral Technologies segment

Net revenues increased by 4% or $32.2 million primarily due to increased volume at our European manufacturing facilities, in particular our products in our Zydis® formulation. These increases were partially offset by the sale of one of our facilities within this segment in July 2006, which resulted in a reduction in net revenues of $49.2 million for fiscal 2007 combined, and lower volumes of U.S. protease inhibitor products. The weaker U.S. dollar favorably impacted the Oral Technologies segment’s revenue growth by approximately 4 percentage points.

Segment EBITDA increased by 6% or $12.9 million. The segment EBITDA for the combined basis fiscal 2007 includes higher inventory costs of $19.8 million associated with the impact of fair value adjustment to our inventory as of the Acquisition. Excluding the inventory adjustment, segment EBITDA increased by $32.7 million primarily due to the increase in net revenues as a result of higher production volumes during the period and increased utilization of our facilities as a result of improved manufacturing cycle time. Lastly, segment EBITDA was favorably impacted by the weaker U.S. dollar by approximately 4 percentage points.

Sterile Technologies segment

Net revenues decreased by 6% or $16.0 million primarily as a result of reduced volumes on respiratory products due to a customer’s decision to reduce its inventory levels, lower volumes of a key prescription ophthalmic product, and the inclusion in the prior period of a $14.0 million take-or-pay termination payment in net revenue for fiscal 2006. These factors were offset by increased revenue of $4.1 million generated from our start-up facilities.

Segment EBITDA decreased by 91% or $35.7 million. The segment EBITDA for the combined basis fiscal 2007 includes higher inventory costs of $3.6 million associated with the impact of fair value adjustment to our inventory as of the Acquisition. Excluding the inventory adjustment, segment EBITDA decreased by $32.1 million primarily due to lower capacity utilization as a result of reduced production volumes, as well as, the inclusion of a prior year $14.0 million take-or-pay termination payment in segment EBITDA for fiscal 2006. In addition, we recognized higher costs associated with our start-up facilities in the fiscal 2007 combined results, in particular our Brussels facility as compared to fiscal 2006.

Packaging Services segment

Net revenues increased by 14% or $69.1 million primarily due to increased volumes at our commercial and clinical packaging facilities, which benefited from new product launches by our customers. In addition, the weaker U.S. dollar favorably impacted our Packaging Services segment’s revenue growth by approximately 3 percentage points.

Segment EBITDA increased by 2% or $1.5 million. The segment EBITDA for the combined basis fiscal 2007 includes higher inventory costs of $3.4 million associated with the impact of fair value adjustment to our inventory as of the Acquisition. Excluding the inventory adjustment, segment EBITDA increased by $4.9 million primarily due to higher utilization of our commercial packaging facilities as a result of increased customer volumes. This increase was partially offset by a change in product mix, which resulted in higher volumes of production with higher component pass through costs.

Liquidity and Capital Resources

Sources and Use of Cash

Our principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments on debt and any mandatory or discretionary principal payments of debt. As of June 30, 2008, our financing needs were supported by $350.0 million of available capacity in our revolving credit agreement, reduced by $5.3 million outstanding letters of credit. There were no outstanding borrowings under our revolving credit agreement as of June 30, 2008.

Although no assurance can be given, we continue to believe that our cash from operations and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

Cash Flows

Fiscal Year Ended June 30, 2008 Compared to the Fiscal Year Ended June 30, 2007

The following table summarizes our statement of cash flows from continuing operations for the fiscal year ended June 30, 2008 compared with the fiscal year ended June 30, 2007.

	Successor	Successor	Predecessor	Combined	Change
(in millions)	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2007
Net cash provided by / (used in)
Operating activities	$83.7	$68.9	$191.4	$260.3	$(176.6)
Investing activities	(84.1)	(3,304.3)	(85.8)	(3,390.1)	3,306.0
Financing activities	(11.7)	3,289.9	(208.3)	3,081.6	(3,093.3)

Operating activities

For the fiscal year ended June 30, 2008, cash provided by operating activities was $83.7 million compared to cash provided by operating activities of $260.3 million for the combined fiscal year ended June 30, 2007. The decrease in cash provided by operating activities was mainly due to interest payments associated with the Acquisition-related debt as well as payment of approximately $27.2 million for one of the Company’s pension plans during fiscal 2008.

Investing activities

For the fiscal year ended June 30, 2008, cash used in investing activities was $84.1 million, a decrease of $3.3 billion compared to the combined fiscal year ending June 30, 2007. This decrease was primarily driven by the use of $3.3 billion for the Acquisition in fiscal 2007.

Financing activities

For the fiscal year ended June 30, 2008, cash used in financing activities was $11.7 million compared to cash used in financing activities of $3.1 billion for the combined fiscal year ended June 30, 2007. Cash provided in the fiscal 2008 period was mainly attributable to an equity contribution of $14.5 million from PTS Intermediate Holdings LLC, long-term borrowings of $44.0 million and reclassification of long-term debt financing cost of $14.2 million, partially offset by net repayments of $14.9 million in short-term borrowings and long-term debt obligations of $42.6 million. Cash used in the fiscal 2007 period was mainly due to $2.2 billion of debt proceeds and $1.0 billion in capital contributions received in connection with the Acquisition.

Fiscal Year Ended June 30, 2007 Compared to the Fiscal Year Ended June 30, 2006

The following table summarizes our statement of cash flows from continuing operations for the fiscal year ended June 30, 2007 compared with the fiscal year ended June 30, 2006:

	Successor	Predecessor	Combined	Predecessor	Change
	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2007	Fiscal Year Ended 2006
(in millions)
Net cash provided by / (used in)
Operating activities	$69.0	$191.4	$260.4	$130.8	$129.6
Investing activities	(3,304.3)	(85.8)	(3,390.1)	(99.2)	(3,290.9)
Financing activities	3,289.9	(208.3)	3,081.6	(24.9)	3,106.5

Operating activities

On a combined basis for fiscal 2007, cash provided by operating activities was $260.4 million, an increase of $129.6 million as compared to fiscal 2006. The increase was primarily driven by increased cash inflows of $47.2 million associated with timing of accounts payable payments related to timing of inventory purchases of $30.9 million, and to the timing of interest payments totaling approximately $19.4 million.

Investing activities

On a combined basis for fiscal 2007, cash used in investing activities was $3.4 billion, an increase of $3.3 billion compared to fiscal 2006. The increase was driven primarily by the use of $3.3 billion for the Acquisition. Capital expenditures during fiscal 2007 increased by $21.4 million compared to fiscal 2006 due to the purchase of assets that were formerly subject to operating leases of $44.2 million. This purchase was offset by lower capital expenditures on the start-up Sterile Technologies facilities during fiscal 2007 due to completion of the projects.

Financing activities

On a combined basis for fiscal 2007, cash provided by financing activities was $3.1 billion, an increase of $3.1 billion as compared to fiscal 2006. The source of cash during fiscal 2007 related primarily to $2.2 billion of debt proceeds, net of financing costs, and $1.0 billion in capital contributions received in connection with the Acquisition. This was slightly offset by the Predecessor’s repayments of its external debt as well as its debt with Cardinal affiliates prior to the consummation of the Acquisition.

Debt and Financing Arrangements

As of June 30, 2008, the Company had no outstanding borrowings under its revolving credit facility. At the end of June 2007, the Company entered into interest rate swaps as a derivative instrument to manage the risk associated with the Company’s floating rate debt. The unrealized loss on effective hedge instruments of $16.5 million is recorded within Accumulated Other Comprehensive Income on the consolidated balance sheet at June 30, 2008. The unrealized gain on ineffective hedge instruments of $2.2 million is recorded to other expense, net on the consolidated statement of operations for the year ended June 30, 2008.

As of June 30, 2008, the Company was in compliance with all restrictive covenants related to its long-term obligations.

Senior Secured Credit Facilities

On April 10, 2007, in connection with the Acquisition, we entered into a $1.8 billion senior secured credit facility consisting of: (i) an approximately $1.4 billion term loan facility and (ii) a $350 million revolving credit facility. We are required to repay the term loans in quarterly installments equal to 1% per annum of the original funded principal amount for the first six years and nine months, with the remaining amount payable on April 10, 2014. These repayments commenced on September 28, 2007.

The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings.

Borrowings under the term loan facility and the revolving credit facility bear interest, at our option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest per annum published by The Wall Street Journal from time to time, as the “prime lending rate” and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs plus 2.25%.

In addition to paying interest on outstanding principal under our senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The initial commitment fee is 0.50% per annum. The commitment fee may be reduced subject to our attaining certain leverage ratios. We are also required to pay customary letter of credit fees. As of June 30, 2008, the Company had no outstanding borrowings under the revolving credit facility.

The senior secured credit facilities are subject to amortization and prepayment requirements and contain certain covenants, events of default and other customary provisions.

Senior Notes

On April 10, 2007, in connection with the Acquisition, we issued $565.0 million of 9  1/2%/ 10  1/4 % senior PIK-election fixed rate notes due 2015 (“Senior Toggle Notes”). The Senior Toggle Notes are unsecured senior obligations of the Company. Interest on the Senior Toggle Notes is payable semi-annually in arrears on each April 15 and October 15, which commenced on October 15, 2007.

For any interest period prior to April 15, 2011, we may at our option elect to pay interest on the Senior Toggle Notes (i) entirely in cash (“Cash Interest”), (ii) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing PIK Notes (“PIK interest”) or (iii) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the Senior Toggle Notes accrues at the rate of 9  1/2 % per annum. PIK Interest on the Senior Toggle Notes accrues at the Cash Interest rate per annum plus  3/4 % per annum.

At any time prior to April 15, 2011, we may redeem all or a part of the Senior Toggle Notes at a redemption price equal to the principal amount plus a “make-whole” premium plus any accrued and unpaid interest to the date of redemption. In addition, before April 15, 2010, we may redeem up to 35% of the Senior Toggle Notes at a redemption price of 109.5% of their principal amount, plus accrued and unpaid interest to the redemption date, using proceeds from sales of certain kinds of capital stock, provided that after any such redemption, at least 50% of the aggregate principal amount of the Senior Toggle Notes remain outstanding. On and after April 15, 2011, we may redeem the Senior Toggle Notes at par plus specified declining premiums set forth in the indenture plus any accrued and unpaid interest to the date of redemption.

Senior Subordinated Notes

On April 10, 2007, in connection with the Acquisition, we issued €225.0 million 9  3/4 % euro-denominated ($300.3 million dollar equivalent) Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company (including the senior credit facilities and the Senior Toggle Notes). Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on each April 15 and October 15, which commenced on October 15, 2007.

At any time prior to April 15, 2012, we may redeem all or a part of the Senior Subordinated Notes at a redemption price equal to the principal amount plus a “make-whole” premium plus any accrued and unpaid interest to the date of redemption. In addition, before April 15, 2010, we may redeem up to 35% of the Senior Subordinated Notes at a redemption price of 109.75% of their principal amount, plus accrued interest using proceeds from sales of certain kinds of capital stock, provided that after any such redemption, at least 50% of the aggregate principal amount of the Senior Toggle Notes remain outstanding. On and after April 15, 2012, we may redeem the Senior Subordinated Notes at par plus specified declining premiums set forth in the senior subordinated indenture plus any accrued and unpaid interest to the date of redemption. During fiscal 2008, the Company repurchased approximately 9.5 million Euros of its Senior Subordinate Notes which resulted in a gain of approximately $3.8 million reflected other expense, net of the Statement of Operations.

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

All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all the following assets of the Company and each guarantor, subject to certain exceptions:

•

A pledge of 100% of the capital stock of the Company and 100% of the equity interests directly held by Company and each guarantor in any wholly-owned material subsidiary of the Company or any guarantor (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, will not include more than 65% of the voting stock of such non-U.S. subsidiary); and

•	A security interest in, and mortgages on, substantially all tangible and intangible assets of Company and each guarantor, subject to certain limited exceptions.

During fiscal 2008 on a combined basis, our non-guarantor subsidiaries accounted for approximately $1.2 billion, or approximately 63.1% of our total net revenue, and approximately $(69.7) million of our total EBITDA from continuing operations of $(233.6) million. The differences between our non-guarantor subsidiaries’ contributions to our revenue and our EBITDA from continuing operations reflect, among other things, the allocation of certain items to the subsidiary guarantors such as non-cash equity compensation of approximately $8.2 million on a combined basis.

As of June 30, 2008, our non-guarantor subsidiaries accounted for approximately $1.1 billion, or 51.3%, of our total assets (excluding intercompany receivables and goodwill), and approximately $300 million, or 53%, of our total liabilities (excluding intercompany liabilities and issuer’s debt of approximately $2.4 billion).

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

The senior credit facility and indentures governing the Senior Toggle Notes and the Senior Subordinated Notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2008, the Company was in compliance with all restrictive covenants related to its long-term obligations.

Subject to certain exceptions, the senior credit agreement and the indentures governing the notes permit the Company and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or Puerto Rico subsidiaries are guarantors of the loans or notes.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we, our affiliates and/or our major equityholders, including Blackstone and its affiliates, may from time to time repurchase our outstanding debt securities, including the Senior Toggle Notes and the Senior Subordinated Notes, and/or our outstanding bank loans, in privately negotiated or open market transactions, by tender or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under our existing revolving credit facility. Any new debt may also be secured debt. We may also use available cash on our balance sheet.

Under the indentures governing the notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indentures).

Adjusted EBITDA is based on the definitions in our indentures, is not defined under U.S. GAAP, and is subject to important limitations. We have included the calculations of pro forma Adjusted EBITDA for each of the periods presented as Adjusted EBITDA is the earnings measure defined in the covenants under the indentures governing the notes. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring and other items that are included in EBITDA and net income as required by various covenants in the indentures governing the notes. Adjusted EBITDA, among other things:

•	Does not include non-cash stock-based employee compensation expense and certain other non-cash charges;

•	Does not include cash and non-cash restructuring, severance and relocation costs incurred to realize future cost savings and enhance our operations;

•	Adds back minority interest expense, which represents the minority investors’ ownership of certain of our consolidated subsidiaries and is, therefore not available to us; and

•	Includes estimated cost savings which have not yet been fully reflected in our results.

Our Adjusted EBITDA for fiscal year ended June 30, 2008 based on the definitions in our indentures is calculated as follows:

Last Twelve Months Ended June 30, 2008
(in millions)
Earnings/(loss) from continuing operations	$(515.0)
Depreciation and amortization expense	162.0
Interest expense, net	201.2
Income tax (benefit)/expense	(81.8)

EBITDA	$(233.6)
Equity compensation(1)	8.2
Impairment charges and (gain)/loss on sale of assets(2)	357.6
Restructuring and other special items(3)	23.7
Other non-recurring/one-time items(4)	7.8
Unrealized foreign exchange loss (included in other expense, net)(5)	159.5
Other adjustments(6)	8.6
Advisory monitoring fee(7)	10.0
Disposition adjustments(8)	1.9

Subtotal	343.7
Estimated cost savings(9)	2.3

Adjusted EBITDA	$346.0

(1)	Reflects non-cash stock-based employee compensation expense under the provisions of SFAS No. 123R, Share-based Payments.
(2)	Reflects non-cash asset impairment charges and losses from the sale of assets not included in restructuring and special items discussed below.
(3)	Restructuring and other special charges of $23.7 million included $6.8 million of non-cash charges. The total $23.7 million reflects the following:
•	$9.0 million related to restructuring activities. The restructuring programs focus on various aspects of operations, including closing and consolidation of certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure.
•	$14.7 million related costs incurred to separate from Cardinal.
(4)	Reflects the following one-time item: $10.0 million related to the one-time non cash inventory write down within our Oral Technologies segment (see Note 1 of the Consolidated and Combined Financial Statements) and offset by $2.2 million of other non-recurring/one-time items.
(5)	Reflects foreign exchange loss of $159.5 million related to unrealized foreign currency transaction losses on euro denominated debt recorded in non U.S. dollar currencies and unrealized foreign currency translation losses recorded on intercompany loans that are denominated in other currencies than the U.S. dollar. Although we refer to these as one-time items, there can be no guarantee that we will not incur similar items in the future.
(6)	Reflects other adjustments required in calculating our covenant compliance under the indentures governing our notes, primarily $3.5 million of minority interest expense, $4.5 million of severance and relocation costs and $0.6 million of franchise taxes in selling, general and administrative expenses. However, minority interest expense does not represent EBITDA available to us and we expect to incur severance and relocation costs and franchise taxes in the future.
(7)	Represents amount of sponsor monitoring fee. See Note 11 of the unaudited Consolidated and Combined Financial Statements.
(8)	Reflects the elimination of $1.8 million of losses from one of our facilities, which we closed in December 2007, plus $0.1 million of EBITDA loss from businesses which we sold on March 9, 2007.
(9)	Reflects cost savings that we estimate we have achieved from our restructuring and consolidations of $2.3 million from headcount reductions during fiscal year 2008. However, there is no guarantee we will be able to continue or achieve this level of cost savings.

Interest Risk Management

A portion of the debt used to finance our operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of June 30, 2008 is to interest rate fluctuations in the United States and Europe, especially LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instrument in these hedging strategies. The derivatives used to manage the risk associated with our floating LIBOR rate debt were designated as cash flow hedges. Derivatives used to manage the risk associated with our floating EURIBOR and TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt are not effective cash flow hedges.

Currency Risk Management

Periodically we may utilize forward currency exchange contracts to manage our exposures to the variability of cash flows primarily related to the foreign exchange rate changes of future foreign currency transaction costs. In addition, from to time to time we may utilize foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities. Currently, we do not utilize foreign currency exchange contracts. We expect to continue to evaluate hedging opportunities for foreign currency in the future.

Contractual Obligations

The following table summarizes our future contractual obligations as June 30, 2008:

	2009	2010 -2011	2012 -2013	Thereafter	Total
(in millions)
Long–term debt obligations(1)	$28.2	$43.3	$42.9	$2,292.9	$2,407.3
Capital lease obligations(2)	1.0	2.6	0.6	—	4.2
Operating leases(3)	17.7	28.2	10.5	11.7	68.1
Purchase obligations(4)	50.6	17.5	3.4	0.1	71.6
Other long-term liabilities	5.0	9.2	7.6	39.4	61.2

Total financial obligations	$102.5	$100.8	$65.0	$2,344.1	$2,612.4

(1)	Represents maturities of our long-term debt obligations excluding capital lease obligations. Amounts exclude interest expense, as the amounts ultimately paid will depend on amounts outstanding under our secured obligations and interest rates in effect during each period.
(2)	Represents maturities of our capital lease obligations included within long-term debt on our balance sheet and the related estimated future interest payments.
(3)	Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms.
(4)	Purchase obligations are defined as an agreement to purchase goods or services that is enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally cancelled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements as of June 30, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes. We utilize derivative financial instruments, such as interest rate swaps, in order to mitigate risk associated with our variable rate debt.

Interest Rate Risk

Until the Acquisition, we historically were not exposed to interest rate risk as the majority of our funding requirements were financed through Cardinal. For fixed rate debt, interest rate changes affect the market value, but do not impact earnings or cash flow. Conversely, for variable rate debt, interest rate changes generally do not affect the fair market value, but do impact earnings and cash flow, assuming other factors are held constant. We will be exposed to interest rate changes as a result of our borrowings under our senior term loan facilities, which bear interest at floating rates. A hypothetical 1% increase in variable interest rates for the indebtedness would have impacted earnings and cash flow for the fiscal year ended June 30, 2008 by approximately $10.0 million. At June 30, 2008, we have hedged 44% of our interest rate exposure on our variable rate long-term debt obligations.

Foreign Currency Exchange Risk

By nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European euro, British pound, Argentinean peso, Brazilian real and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, the functional currency of the parent. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of other comprehensive income utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other expense, net”. Such foreign currency transaction gains and losses include those associated with our euro-denominated debt and inter-company loans denominated in non- U.S. dollars currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Accounting Firm

The Board of Directors and Shareholder of

Catalent Pharma Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Catalent Pharma Solutions, Inc. and subsidiaries (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended June 30, 2008 and the period from April 10, 2007 (formation) to June 30, 2007 and the combined statements of operations, changes in net investment and cash flows of Pharmaceutical Technologies and Services (the Predecessor) for the period from July 1, 2006 through April 9, 2007 and for the year ended June 30, 2006. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalent Pharma Solutions, Inc. and subsidiaries at June 30, 2008 and 2007 and the consolidated results of its operations and its cash flows for the year ended June 30, 2008 and the period from April 10, 2007 (formation) to June 30, 2007, and the combined results of operations and cash flows of Pharmaceutical Technologies and Services for the period from July 1, 2006 to April 9, 2007 and for the year ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

MetroPark, New Jersey	/s/ Ernst & Young LLP
September 25, 2008

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Consolidated and Combined Statements of Operations

(in millions)

	Successor		Predecessor
	Year Ended June 30, 2008	For the Period April 10, 2007 to June 30, 2007	For the Period July 1, 2006 to April 9, 2007	Year Ended June 30, 2006
Net revenue	$1,828.0	$423.5	$1,280.2	$1,612.2
Cost of products sold	1,365.8	333.0	975.2	1,192.0

Gross margin	462.2	90.5	305.0	420.2
Selling, general and administrative expenses	328.4	75.5	235.3	282.7
Goodwill impairment	239.0	—	—	—
Other definite lived intangible assets impairment	11.6	—	—	—
Property and equipment impairment and (gain)/loss on sale of assets	107.0	(0.2)	(1.3)	8.8
In-process research and development (IPR&D)	—	112.4	—	—
Restructuring and other special items	23.7	25.5	22.0	11.8

Operating (loss)/earnings	(247.5)	(122.7)	49.0	116.9
Interest expense, net	201.2	44.1	8.9	6.8
Other expense, net	144.6	0.7	0.8	1.7

(Loss)/earnings from continuing operations before income taxes, minority interest and discontinued operations	(593.3)	(167.5)	39.3	108.4
Income tax (benefit) expense	(81.8)	(21.2)	(2.0)	35.3
Minority interest, net of tax expense/(benefit) of $(0.3), $(0.5), $(3.2) and $(2.2), respectively	3.5	0.7	3.9	2.0

(Loss)/earnings from continuing operations before discontinued operations	(515.0)	(147.0)	37.4	71.1
Loss from discontinued operations, net of tax expense/(benefit) of $(3.1), $(1.8), $(6.6) and $(10.7), respectively	(24.7)	(3.3)	(12.5)	(20.1)

Net (loss)/earnings	$(539.7)	$(150.3)	$24.9	$51.0

The accompanying notes are an integral part of these consolidated and combined financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Consolidated Balance Sheets

(in millions, except shares)

	June 30, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$72.4	$82.7
Trade receivables, net	310.5	310.3
Inventories, net	214.3	218.9
Prepaid expenses and other	75.0	82.0
Assets held for sale	1.5	82.3

Total current assets	673.7	776.2
Property and equipment, net	950.8	1,056.1
Other assets:
Goodwill	1,291.3	1,421.7
Other intangibles, net	518.0	546.3
Other	72.5	62.0

Total assets	$3,506.3	$3,862.3

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$29.2	$36.4
Accounts payable	140.5	114.6
Other accrued liabilities	166.2	174.5
Liabilities held for sale	—	36.1

Total current liabilities	335.9	361.6
Long-term obligations, less current portion	2,382.3	2,275.6
Pension liability	80.5	106.1
Deferred income taxes	71.1	171.5
Other liabilities	44.5	30.3
Minority interest	3.1	6.6

Commitment and Contingencies (see Note 14)

Shareholder’s Equity:
Common stock $0.1 par value; 1,000 shared authorized, 100 shares issued	—	—
Additional paid in capital	1,072.6	1,049.9
Accumulated deficit	(690.0)	(150.3)
Accumulated other comprehensive income	206.3	11.0

Total Shareholder’s Equity	588.9	910.6

Total liabilities and Shareholder’s Equity	$3,506.3	$3,862.3

The accompanying notes are an integral part of these consolidated and combined financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Consolidated and Combined Statements of Changes in Shareholder’s Equity

and Parent Company Equity

(in millions)

	Cardinal Health, Inc. Net Investment	Accumulated Other Comprehensive Income/(loss)	Total Parent Company Equity
Predecessor
Balance at June 30, 2005	$1,990.5	$(38.2)	$1,952.3
Comprehensive income/(loss):
Net earnings	51.0	—	—
Foreign currency translation adjustments	—	16.3	—
Change in unrealized gain/(loss) on derivatives	—	1.6	—
Net change in minimum pension liability	—	(1.5)	—

Total comprehensive income	—	—	67.4
Equity compensation	29.5	—	29.5
Net transfers from Cardinal Health, Inc.	7.0	—	7.0

Balance at June 30, 2006	2,078.0	(21.8)	2,056.2
Comprehensive income/(loss):
Net earnings	24.9	—	—
Foreign currency translation adjustments	—	53.7	—
Change in unrealized gain/(loss) on derivatives	—	0.3	—
Net change in minimum pension liability	—	—	—

Total comprehensive income	—	—	78.9
Equity compensation	35.1	—	35.1
Net transfers from Cardinal Health, Inc.	(163.5)	—	(163.5)

Balance at April 9, 2007	$1,974.5	$32.2	$2,006.7

	Common Stock	Additional Paid In	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholder’s Equity
Successor
Balance April 10, 2007 (Formation Date)
Issuance of common stock	$—	$1,048.9	$—	$—	$1,048.9
Comprehensive income/(loss):
Net loss			(150.3)
Foreign currency translation adjustments				9.2
Net change in minimum pension liability				1.8

Total comprehensive loss					(139.3)
Equity compensation		1.0			1.0

Balance June 30, 2007	$—	$1,049.9	$(150.3)	$11.0	$910.6

Equity contribution		14.5			14.5
Comprehensive income/(loss):
Net loss			(539.7)
Foreign currency translation adjustments				204.6
Net change in minimum pension liability				3.2
Change in unrealized gain/(loss) on derivatives				(12.5)

Total comprehensive loss					(344.4)
Equity compensation		8.2			8.2

Balance at June 30, 2008	$—	$1,072.6	$(690.0)	$206.3	$588.9

The accompanying notes are an integral part of these consolidated and combined financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Consolidated and Combined Statements of Cash Flows

(in millions)

	Successor		Predecessor
	For the Year Ended June 30, 2008	For the Period April 10, 2007 to June 30, 2007	For the Period July 1, 2006 to April 9, 2007	For the Year Ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/earnings	$(539.7)	$(150.3)	$24.9	$51.0
Loss from discontinued operations	(24.7)	(3.3)	12.5	20.1

Loss/earnings from continuing operations	(515.0)	(147.0)	37.4	71.1
Adjustments to reconcile loss/earnings from continued operations to net cash from operations:
Depreciation and amortization	162.0	37.2	77.6	87.2
Unrealized foreign currency transaction losses on Euro-denominated debt	111.0	—	—	—
Unrealized foreign exchange losses on inter-company transactions	38.2	—	—	—
Amortization of debt financing costs	8.5	1.6	—	—
Minority interest	3.5	0.7	3.9	2.0
Non-cash restructuring and other special items	0.7	0.7	0.6	4.8
Asset impairments and (gain)/loss on sale of assets	357.6	(0.2)	(1.3)	8.6
Gain on repurchase of long-term debt	(3.8)	—	—	—
Equity compensation	8.2	1.0	35.1	29.5
In-process research and development	—	112.4	—	—
Provision/(benefit) for deferred income taxes	(104.5)	(27.0)	(15.2)	3.5
Provisions for bad debts and inventory	23.9	4.4	3.4	1.8
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	16.7	(31.0)	(2.0)	(34.2)
Decrease/(Increase) in inventories	0.7	22.8	(8.0)	(24.0)
Increase/(Decrease) in accounts payable	14.3	19.3	11.9	(16.0)
Other accrued liabilities and operating items, net	(38.3)	74.0	48.0	(3.5)

Net cash provided by operating activities from continuing operations	83.7	68.9	191.4	130.8
Net cash provided by/(used in) operating activities from discontinued operations	(7.0)	2.7	(13.4)	10.4

Net cash provided by operating activities	76.7	71.6	178.0	141.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	—	(3,285.5)	10.7	(1.4)
Proceeds from sale of property and equipment	0.7	—	8.1	4.2
Additions to property and equipment	(84.8)	(18.8)	(104.6)	(102.0)

Net cash used in investing activities from continuing operations	(84.1)	(3,304.3)	(85.8)	(99.2)
Net cash used in investing activities from discontinued operations	(3.3)	(1.1)	(8.9)	(10.4)

Net cash used in investing activities	(87.4)	(3,305.4)	(94.7)	(109.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(14.4)	0.8	(14.0)	(27.0)
Repayments of long-term obligations	(30.6)	(5.3)	(22.4)	(11.9)
Proceeds from long-term obligations	33.6	2,301.8	3.7	0.5
Long term debt financing costs	(14.8)	(56.3)	—	—
Equity contributions	14.5	—	—	—
Tax benefit from exercises of stock options	—	—	—	2.4
Issuance of common stock	—	1,048.9	—	—
Net transfers (to)/from Cardinal Health, Inc. and affiliates	—	—	(175.6)	11.1

Net cash (used in)/ provided by financing activities from continuing operations	(11.7)	3,289.9	(208.3)	(24.9)
Net cash provided by/(used in) from discontinued operations	—	—	—	—

Net cash provided by/(used in) financing activities	(11.7)	3,289.9	(208.3)	(24.9)

Effect of foreign currency on cash and cash equivalents	12.1	4.1	13.9	12.8
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(10.3)	60.2	(111.1)	19.5
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	82.7	22.5	133.6	114.1

CASH AND EQUIVALENTS AT END OF PERIOD	$72.4	$82.7	$22.5	$133.6

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$194.7	$23.4	$0.6	$8.1
Taxes paid	$16.5	$4.8	—	—

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Notes to Consolidated and Combined Financial Statements

(in millions, except shares)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Catalent Pharma Solutions, Inc. (“Catalent”, the “Company, or the “Successor”) is a direct wholly-owned subsidiary of PTS Intermediate Holdings LLC (“Intermediate Holdings”). Intermediate Holdings is a direct wholly-owned subsidiary of PTS Holdings Corp. (“Parent”) and Parent is 100% owned by Phoenix Charter LLC (“Phoenix”) and certain members of the Company’s senior management. Phoenix is wholly-owned by BHP PTS Holdings L.L.C., an entity controlled by affiliates of The Blackstone Group (“Blackstone”), a global private investment and advisory firm.

The Company is a provider of advanced dose form and packaging technologies, development, manufacturing and packaging services for pharmaceutical, biotechnology and consumer healthcare companies. The Company’s proprietary drug delivery and packaging technologies help its customers achieve their desired clinical and market outcomes and are used in many well-known products. As part of the Company’s strategy to streamline and focus its operations, the business was reorganized at the end of June 2007 into three operating segments: Oral Technologies, Sterile Technologies and Packaging Services. Previously, the Company operated its business in six segments: Softgel, Modified Release, Sterile Injectables, Sterile Blow-Fill-Seal, Packaging Services and Analytical and Other. As part of the reorganization, Oral Technologies includes the Softgel and Modified Release business, Sterile Technologies includes the Sterile Injectables and Sterile-Blow-Fill Seal businesses as well as Analytical and Other (excluding the hormone business which has been classified as discontinued operations, see Note 3 for further discussion). The Packaging Services segment remains the same as previously reported.

•

Oral Technologies. This segment provides formulation, development and manufacturing services for most of the major oral dose forms on the market today. Its advanced oral drug delivery technologies are used in many well-known customer products and include proprietary technologies for drugs and consumer health products. This segment also provides formulation, development and manufacturing for conventional oral dose forms, including controlled release formulations, as well as immediate release tablets and capsules. There are twelve Oral Technologies facilities in nine countries, including three in North America, five in Europe, two in South America and two in the Asia-Pacific region.

•

Sterile Technologies. This segment produces nearly every type of major sterile dose form used in the prescription drug and biologic market today. In addition, this segment provides biologic cell line development and analytical and scientific consulting services. Sterile drugs may be injected, inhaled, or applied to the eye, ear, or other areas, and we offer both proprietary and traditional dose forms necessary for these separate routes of administration. For injectable drugs, the Company provides formulation and development for injectables as well as lyophilization (freeze drying) for otherwise unstable drugs and biologics. The Company also fills drugs or biologics into vials, pre-filled syringes, bags and other sterile delivery formats. For respiratory, ophthalmic and other routes of administration, the Company’s blow-fill-seal technology provides integrated dose form creation and filling of sterile liquids in a single process, which offers cost and quality benefits for its customers. There are five Sterile Technologies manufacturing facilities, including three in North America and two in Europe, plus two analytical and scientific laboratories in North America.

•

Packaging Services. This segment provides extensive packaging services for thousands of pharmaceuticals, biologics and consumer health and veterinary products, both on a standalone basis and as part of integrated supply-chain solutions that span both manufacturing and packaging. This segment offers contract packaging services (packaging drugs in blisters, bottles, pouches and unit-doses), printed components (creating package inserts or folding cartons) and clinical trial supply services (providing packaging, inventory and logistics management for clinical trials). The segment operates through a network of thirteen Packaging Services facilities including eight in North America and five facilities in Europe.

Basis of Presentation

On April 10, 2007, certain businesses owned by Cardinal Health, Inc. (“Cardinal”) and operated as part of Cardinal’s Pharmaceutical Technologies Services (“PTS”) segment (the “Acquired Businesses”), were acquired by an entity controlled by affiliates of Blackstone, pursuant to a Purchase and Sale Agreement dated as of January 25, 2007 entered into between Phoenix and Cardinal (the “Purchase Agreement”).

These financial statements present the consolidated financial position, results of operations and cash flows of the Successor as a stand-alone entity and the combined financial position, results of operations and cash flows of the

Acquired Businesses when operated as part of the Pharmaceutical Technologies and Services (“PTS”) segment of Cardinal (hereinafter, the “Predecessor”), including adjustments, allocations and related party transactions (see Note 11) and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The consolidated financial statements as of June 30, 2008 and June 30, 2007 and for the year ended June 30, 2008 and for the period April 10, 2007 to June 30, 2007 include the financial condition, results of operations and cash flows for the Company on a successor basis, and the impact of the purchase price allocation. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All inter-company transactions have been eliminated. Certain items have been reclassified in the Company’s consolidated and combined financial statements as of June 30, 2007 to conform to the current period presentation.

The accompanying financial statements of the Predecessor exclude Cardinal’s Martindale generic and specialty manufacturing business, Beckloff Associates regulatory consulting business, Healthcare Marketing Services business and Sterile Puerto Rico manufacturing facility, as these PTS businesses were not sold by Cardinal in connection with the Purchase Agreement. The Predecessor’s financial statements were derived from the consolidated financial statements of Cardinal using the historical results of operations and the historical basis of assets and liabilities of the Predecessor. The Predecessor financial statements presented may not be indicative of the results that would have been achieved had the Predecessor operated as a separate, stand-alone entity.

During the second quarter of fiscal 2008, the Company identified a prior period error at one of its European Oral Technologies segment’s facilities of approximately $11.0 million which consisted of a non-cash charge of approximately $10.0 million. The error identified primarily related to the overcapitalization of costs in inventory and overstatement of engineering spare parts. As part of its fiscal 2008 year end closing process, the Company identified a $4.4 million prior period error relating to unrealized foreign currency transaction losses associated with its euro-denominated long-term debt obligations. The Company concluded that these errors were not material to any prior annual or interim period or to fiscal year 2008 financial position or results of operations. As such, the Company recorded the $11.0 million charge to cost of goods sold in the second quarter of fiscal 2008 results of operations and the $4.4 million charge to other expense, net in its results of operations.

Allocation of Cardinal Costs

The financial statements for the Predecessor periods include all costs of the Predecessor and certain costs allocated from Cardinal. Cardinal provided various services to the Predecessor, including but not limited to cash management, tax and legal services, information technology services, internal audit, facilities management, security, payroll and employee benefit administration, insurance administration, and telecommunication services. Cardinal allocated these expenses and all other central operating costs, first on the basis of direct usage when identifiable, with the remainder allocated among Cardinal’s businesses on the basis of their respective revenues, headcount or other measure. In the opinion of management, these methods of allocating costs are reasonable.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset impairment, equity-based compensation, income taxes, self insurance accruals, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts. Some of the more significant estimates used include those used in accounting for the Acquisition under the purchase method of accounting, and prior to the acquisition, in allocating certain costs to the Predecessor in order to present the Predecessor’s operating results on a stand alone basis.

Translation of Foreign Currencies

The financial statements of the Company’s operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other expense, net”. Such foreign currency transaction gains and losses include those associated with the Company’s euro-denominated debt and inter-company loans denominated in non-U.S. dollar currencies. During fiscal 2008, the Company recorded $111.0 million in unrealized foreign currency transaction losses associated with its euro-denominated debt and $38.2 million primarily related to unrealized foreign currency losses associated with intercompany loans that are not permanently reinvested.

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances.

Manufacturing and packaging revenue is recognized either upon shipment or delivery of the product, in accordance with the terms of the contract, which specify when transfer of title occurs. Some of the Company’s manufacturing contracts with its customers have annual minimum purchase requirements. At the end of the contract year, revenue is recognized for the remaining purchase obligation in accordance with the contract terms.

Non-product revenue includes service fees, royalty fees, annual exclusivity fees, option fees to extend exclusivity agreements and milestone payments for attaining certain regulatory approvals. Exclusivity payments are paid by customers in return for the Company’s commitment to manufacture certain products for those customers only. The revenue related to these agreements is recognized over the term of the exclusivity agreement or the term of the option agreement unless a particular milestone is designated, in which case revenue is recognized when services obligations of performance have been completed.

Arrangements containing multiple revenue generating activities are accounted for in accordance with Emerging Issue Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” If the deliverable meets the criteria of a separate unit of accounting, the arrangement revenue is allocated to each element based upon its relative fair value or vendor specific objective evidence and recognized in accordance with the applicable revenue recognition criteria for each element.

Cash Equivalents

All liquid investments purchased with an original maturity of three months or less are considered to be cash and equivalents. The carrying value of these cash equivalents approximates fair value.

Receivables

Trade receivables are primarily comprised of amounts owed to the Company through its operating activities and are presented net of an allowance for doubtful accounts of $6.2 million and $6.7 million at June 30, 2008 and 2007, respectively. An account is considered past due on the first day after its due date. The Company monitors past due accounts on an ongoing basis and establishes appropriate reserves to cover probable losses. The Company will write-off any amounts deemed uncollectible against an established bad debt reserve.

Concentrations of Credit Risk and Major Customers

Concentration of credit risk, with respect to accounts receivable, is limited due to the large number of customers and their dispersion across different geographic areas. The customers are primarily concentrated in the pharmaceutical and healthcare industry. The Company normally does not require collateral or any other security to support credit sales. The Company performs ongoing credit evaluations of its customers’ financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company’s expectation. For the fiscal year ended June 30, 2008 and for the period April 10, 2007 to June 30, 2007 and the period July 1, 2006 to April 9, 2007, and the fiscal year ended June 30, 2006, no customer accounted for more than 10% of the Company revenue or ending accounts receivables.

Inventories

Inventory is primarily stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. The Company provides reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. See note 2 for discussion regarding the inventory charge of $29.4 million incurred in the period April 10, 2007 to June 30, 2007 as a result of the purchase accounting adjustments made due to the Acquisition.

Goodwill

The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize and comparative market information. Goodwill and other indefinite-lived intangible assets are tested for impairment and written down to fair value, in accordance with SFAS No. 142. The Company’s impairment analysis is primarily based on a discounted cash flow analysis and incorporates assumptions that it believes marketplace participants would utilize. The discount rate used for impairment testing is based on the risk-free rate plus an adjustment for risk factors. The use of alternative estimates, or adjusting the discount rate used could affect the estimated fair value of the assets and potentially result in more or less impairment. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company has elected to perform its annual impairment analysis during its fourth fiscal quarter, commencing in fiscal 2008. During fiscal 2008, as a result of its required annual impairment analysis, the Company recorded an impairment to goodwill. See Note 2 for additional discussion regarding goodwill and other indefinite lived intangible assets recorded as a result of the Acquisition and Note 4 for additional discussion regarding goodwill.

Property and Equipment and Other Definite Lived Intangible Assets

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the statements of operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arms length transactions. As a result of recording the goodwill impairment in fiscal 2008, the Company completed the required review of property and equipment and other definite lived intangible assets under SFAS 144 for recoverability and recorded impairment charges to other definite lived intangible assets and property and equipment. See Note 5 and 15 for further discussion of property and equipment and other definite lived intangible assets impairment charges.

Property and equipment are stated at cost adjusted for purchase accounting. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 20 years; furniture and fixtures—3 to 10 years. Depreciation expense was $120.4 million, $26.9 million, $76.4 million and $85.8 million for the fiscal year ended June 30, 2008, and for the periods April 10, 2007 to June 30, 2007, July 1, 2006 to April 9, 2007 and for the fiscal year ended June 30, 2006, respectively. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented. See Note 2 for discussion regarding the Company’s purchase accounting adjustments made due to the Acquisition, which resulted in an overall net step up of the carrying values of continuing operation’s property and equipment to their relative fair values totaling approximately $4.8 million.

Restructuring Costs and Other Special Items

Costs associated with the Company’s restructuring activities are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under this standard, a liability for an exit cost is recognized as incurred.

Costs associated with integrating acquired companies under the purchase method are recorded in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Certain costs to be incurred by the Successor, as the acquirer, such as employee and lease terminations and other facility exit costs associated with the acquired company, are recognized at the date the integration plan is committed to and adopted by management. Certain other integration costs not meeting the criteria for accrual at the commitment date are charged to expense as the integration plan is implemented.

The Company records settlements of significant lawsuits that are infrequent, non-recurring or unusual in nature as special items.

Self Insurance

The Company is self insured for certain employee health benefits and partially self-insured for product liability and workers compensation claims. Accruals for losses are provided based upon claims experience and actuarial assumptions, including provisions for incurred but not reported losses. In accordance with the Purchase Agreement, Cardinal retained the liabilities associated with employee health benefits, workers compensation and product liability related to the Predecessor for the period prior to the Acquisition.

Equity-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with SFAS No. 123 Revised (FAS 123R), Share-Based Payment. FAS 123R requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense is measured based on the grant date fair value of the awards that are expected to vest, and the expense is recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.

Shipping and Handling

Shipping and handling costs are included in cost of products sold in the statements of operations. Shipping and handling revenue received was immaterial for all periods presented and is presented within net revenues.

Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss), which is reported in the accompanying Consolidated and Combined Statements of Changes in Shareholder’s Equity/Parent Company Equity, consists of net earnings/(loss), currency translation, minimum pension liability and unrealized gains and losses from derivatives.

Derivative Instruments

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in foreign currency and interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

All derivatives are recorded at fair value either as assets or liabilities. Changes in fair value of the hedged item in a fair value hedge are recorded as an adjustment to the carrying amount of the hedged item and recognized currently in earnings as a component of net revenues, cost of revenue or selling, general and administrative expenses, based upon the nature of the hedged item, in the statements of operations. Changes in fair value of derivatives not designated as hedging instruments are recognized currently in earnings in the statement of operations. The effective portion of changes in fair value of derivatives designated as cash flow hedging instruments is recorded as a component of other comprehensive income. The ineffective portion is reported currently in earnings in the statements of operations. Amounts included in other comprehensive income are reclassified into earnings in the same period during which the hedged cash flows affect earnings.

Research and Development Costs

Costs incurred in connection with the development of new products and manufacturing methods are charged to expense as incurred. Research and development costs included in selling, general and administrative expenses were $42.5 million, $6.7 million, $18.2 million, and $29.2 million for fiscal year ended June 30, 2008 and the periods April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007, and fiscal 2006, respectively. The Company received reimbursement for certain research and development costs from certain customers of approximately $18.9 million, $7.7 million, $11.7 million and $28.1 million for fiscal year ended June 30, 2008 and for the periods April 10, 2007 to June 30, 2007, July 1, 2006 to April 9, 2007 and for the fiscal year ended June 30, 2006, respectively. Such amounts are presented within net revenues.

Income Taxes

In accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes,” the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes are not provided on the unremitted earnings of subsidiaries outside of the U.S. when it is expected that these earnings are permanently reinvested. The Company has made no provision for U.S. income taxes on undistributed earnings of foreign subsidiaries, as those earnings are considered permanently reinvested in the operations of those foreign subsidiaries.

Under the Predecessor, the operations of the Company were included in the consolidated U.S. and certain foreign and state tax returns of Cardinal. In other foreign and state jurisdictions, the Company filed its tax returns as a separate taxpayer or as part of a consolidated or unitary group. The income tax provisions and related deferred tax assets and liabilities have been determined as if the Company were a separate taxpayer. Cardinal managed its tax position for the benefit of its entire portfolio of businesses, and its tax strategies are not necessarily reflective of the tax strategies that the Company would have followed or will follow as a stand-alone company.

Recent Financial Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise be required to be bifurcated from its host contract. The election to measure a hybrid financial instrument at fair value, in its entirety, is irrevocable and all changes in fair value are to be recognized in earnings. SFAS 155 also clarifies and amends certain provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (FIN 48) which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (FAS 109). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS 109. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Effective July 1, 2007, the Company adopted the provisions of FIN 48. As a result, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of June 30, 2008, the Company had a total of $11.2 million of unrecognized tax benefits. Of this amount, $9.4 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, the Company has approximately $0.8 million of accrued interest related to uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Subject to the FASB’s partial deferral, this Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of adopting SFAS No. 157 and does not expect this statement to have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for the Company in the first quarter of fiscal 2009. The Company is currently assessing the impact that SFAS No. 159 will have on the results of its operations, financial position or cash flows.

In June 2007, the EITF reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. Nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The Company is evaluating the potential impact of this consensus and does not expect it to have a material effect on its consolidated financial statements.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (SAB 110). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s equity shares have been available. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 is an amendment of Accounting Research Bulletin (ARB) No. 51 and was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and that a parent company must recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the potential impact of SFAS 160 on its statement of financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is in the process of determining the impact of adopting SFAS 161.

2. THE ACQUISITION

On January 25, 2007, Phoenix, a newly formed Delaware limited liability company that is controlled by affiliates of Blackstone, entered into the Purchase Agreement with Cardinal to purchase the issued and outstanding shares of capital stock of certain entities controlled by Cardinal and specified related receivables, which together comprised the Predecessor, for an aggregate purchase price of approximately $3.3 billion, as adjusted pursuant to certain provisions in the Purchase Agreement for working capital, cash, indebtedness and earnings before interest, taxes and depreciation and amortization expense of the Successor and a pension adjustment associated with under funded pension liability of approximately $70.0 million. Phoenix subsequently assigned its rights and obligations under the Purchase Agreement to PTS Acquisition Corp., Phoenix’s indirect and wholly owned subsidiary, which entity effected the acquisition. In these financial statements, we refer to this acquisition as the “Acquisition.” The Acquisition was consummated on April 10, 2007.

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

•	the issuance of senior toggle notes and senior subordinated notes by PTS Acquisition Corp., for proceeds in the amount of $565.0 and $300.3 million in proceeds, respectively;

•	the entering into by PTS Acquisition Corp. of a new senior credit facility, and the receipt of approximately $1.4 billion in proceeds under the credit facility;

•	immediately following the Acquisition on April 10, 2007, the merger of PTS Acquisition Corp. with and into Cardinal Health 409, Inc.

•	the payment of other fees and expenses in connection with the Acquisition; and

•	the surviving entity, Cardinal Health 409, Inc., was subsequently renamed as Catalent Pharma Solutions, Inc., and is referred to herein as “Catalent”, the “Successor”, or the “Company”.

Costs associated with issuing the long term debt obligations above approximated $71.1 million which includes $14.3 million that was reclassified from goodwill as a result of finalizing purchase accounting for the Acquisition during fiscal 2008 and are capitalized on the Company’s balance sheet and are being amortized to interest expense over the respective terms of the debt instruments.

A valuation study was performed, which supports the Company’s purchase price allocation. The valuation study resulted in (i) a fair value step-up to real and personal property and certain identifiable intangible assets, (ii) an increase in value of inventory and a corresponding charge to cost of products sold related to higher costs of inventory sold during the period April 10, 2007 to June 30, 2007; and (iii) recording and writing off acquired in-process research and development (“IPR&D”), which was subsequently charged to expense. As a result, included in the Company’s statement of operations is a $29.4 million charge to cost of products sold from continuing operations relating to the sale of inventory that was stepped-up to fair value on the Acquisition date and sold as of June 30, 2007 and a charge of $112.4 million related to the Acquisition for the purchased IPR&D, which is associated with the Company’s research and development activities in its Oral Technologies segment. The value of the IPR&D was calculated using cash flow projections discounted for the risk inherent in such projections. The range of discount rates applied was between 13.5% to 20.0%.

The excess of the purchase price paid over the fair value of the net assets acquired and liabilities assumed has been allocated to goodwill. Intangible assets with indefinite lives consist of amounts related to the Company’s assembled workforce, which was calculated as part of the Acquisition valuation study, are not being amortized and are included in goodwill on the Company’s balance sheet. Of the total excess purchase price attributable to goodwill, $112.4 million is deductible for tax purposes. The following table summarizes the allocation of fair values of the Company’s assets acquired and liabilities assumed at the date of Acquisition.

April 10, 2007
(in millions)
Current assets	$667.7
Property and equipment	1,041.5
Intangible assets	556.3
In-process research and development	112.4
Other assets	78.6

Total assets	2,456.5

Current liabilities	(271.8)
Long term debt	(2,271.4)
Non current liabilities	(135.9)
Deferred taxes	(190.4)

Total liabilities	(2,869.5)

Equity contributions	(1,048.9)

Excess purchase price attributable to goodwill	$1,461.9

The following table summarizes the allocation of the Acquisition purchase price:

(in millions)
Purchase price allocation:
Purchase price	$3,216.5
Transaction fees and expenses	69.1

Total purchase price	3,285.6
Less:
Net tangible assets acquired	1,291.5
Fair value adjustment to inventory	29.4
Fair value adjustment to property and equipment	3.1
Other definite lived intangible assets acquired	556.3
In-process research and development	112.4
Net assets held for sale	21.4
Deferred income tax liabilities	(190.4)

Excess purchase price attributable to goodwill	$1,461.9

During the fourth quarter of fiscal 2008, the Company completed its required annual goodwill impairment assessment under SFAS 142. This analysis resulted in a non-cash charge to goodwill impairment on the Statement of Operations of $239.0 million in the Packaging Services segment as a result of a business decline in this segment. See Note 4 to the Consolidated and Combined Financial Statements for further discussion. As a result of recording the goodwill impairment in the fourth quarter of fiscal 2008, we completed the required review of property and equipment and other definite lived intangible assets under SFAS 144 and this analysis resulted in non-cash charges to other definite lived intangible assets impairment and property and equipment impairments on the Statement of Operations of $11.6 million and $104.4 million, respectively. See Notes 4, 5 and 15 to the Consolidated and Combined Financial Statements for further discussion.

The following unaudited pro forma data for the Acquisition includes the results of operations as if the Acquisition had been consummated as of the beginning of the respective Predecessor periods presented. This pro forma data is based on the Predecessor’s historical information and does not necessarily reflect the actual results that would have occurred, nor is it indicative of future results of operations.

	(unaudited)
	For the Period July 1, 2006 to April 9, 2007			For the Year ended 2006
	Historical As Reported	Adjustments (1)	Pro Forma	Historical As Reported	Adjustments (1)	Pro Forma
Net revenue	$1,280.2	$—	$1,280.2	$1,612.2	$—	$1,612.2
Earnings/(loss) from continuing operations before income taxes and minority interest	39.3	(324.5)	(285.2)	108.4	(405.9)	(297.5)

(1)	Includes adjustments for the annual advisory fee that is paid to The Blackstone Group, charges for in-process research and development and the higher inventory costs and increased amortization and depreciation expense based on the fair values for recording of the Acquisition, and in addition, the incremental interest expense and amortization of deferred financing fees related to the debt incurred in connection with the Acquisition.

3. DISCONTINUED OPERATIONS AND DIVESTITURES

Discontinued Operations

In connection with the Acquisition, the Company made a determination and initiated plans to dispose of its Albuquerque, New Mexico, and Osny, France operations. These two businesses were classified as held for sale on the Company’s balance sheet and included in discontinued operations on the Company’s statement of operations and cash flows. During the fourth quarter of fiscal 2008, the Company sold its Albuquerque operation to OSO Biopharm Holdings LLC pursuant to a Membership Interest Purchase Agreement. In addition, the Company made a determination to write down the assets of its Osny, France operations and recorded a $24.9 million charge to loss from discontinued operations in the Company’s Statement of Operations was based on the current sale process related to this facility.

Summarized statements of operations data for these discontinued operations are as follows:

	Successor		Predecessor
	Fiscal Year Ended June 30, 2008	For the Period April 10, 2007 to June 30, 2007	For the Period July 1, 2006 to April 9, 2007	Fiscal Year Ended June 30, 2006
(in millions)
Net revenues	$88.3	$28.4	$71.6	$99.6

Loss before income taxes	(27.8)	(5.1)	(19.1)	(30.8)
Income tax expense (benefit)	(3.1)	(1.8)	(6.6)	(10.7)

Loss from discontinued operations, net of tax	$(24.7)	$(3.3)	$(12.5)	$(20.1)

Summarized balance sheet data for these discontinued operations is as follows:

	June 30, 2008	June 30, 2007
(in millions)
Assets held for sale
Current assets	$—	$53.0
Property and equipment	1.5	29.3

Total assets held for sale	$1.5	$82.3

Liabilities held for sale
Current liabilities	$—	$35.3
Other liabilities	—	0.8

Total liabilities held for sale	$—	$36.1

Divestitures

Under the Predecessor, on July 31, 2006, the Company sold one of its facilities within the Oral Technologies segment to Adams Respiratory Operations, Inc. The terms of the sale included the sale of assets of the facility and resulted in a loss on sale of assets of $1.0 million recorded in the “impairment charges and (gain)/loss on sale of assets” within the statements of operations. In accordance with EITF No. 03-13, “Applying the Conditions in Paragraph 42 of SFAS No. 144 in Determining Whether to Report Discontinued Operations (EITF 03-13), the results of operations of this sold facility have not been reclassified to discontinued operations because the Company will continue to receive significant cash inflows from the products associated with this facility.

Under the Predecessor, on March 9, 2007, the Company sold one of its businesses within the Oral Technologies segment. The terms of the sale included the sale of certain intellectual property and resulted in a gain on sale of assets of $5.0 million recorded in the “impairment charges and (gain)/loss on sale of assets” within the statements of operations. The results of operations of this sold business have not been reclassified to discontinued operations, as the amounts were not significant.

4. GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reporting segment:

	Oral Technologies	Sterile Technologies	Packaging Services	Total
(in millions)
Successor
The Acquisition, April 10, 2007	$718.1	$452.0	$250.3	$1,420.4
Foreign currency translation adjustments	0.6	0.5	0.2	1.3

Balance at June 30, 2007	$718.7	$452.5	$250.5	$1,421.7
Finalization of purchase accounting	228.5	(355.1)	166.9	40.3
Impairments	—	—	(239.0)	(239.0)
Foreign currency translation adjustments	50.1	—	18.2	68.3

Balance at June 30, 2008	$997.3	$97.4	$196.6	$1,291.3

During the fourth quarter of fiscal 2008 the Company completed its required annual goodwill impairment assessment under SFAS 142. This analysis was comprised of estimating the fair values of each of the Company’s reporting units by using the expected present value of future cash flows corroborated with other market factors and then comparing those derived fair values to their related carrying amounts. This evaluation resulted in a non-cash charge to goodwill impairment of $239.0 million within the Packaging Services segment as a result of its fair value being less than the carrying value of its goodwill.

5. OTHER DEFINITE LIVED INTANGIBLE ASSETS

Other definite lived intangible assets are being amortized using the straight-line method over periods that range from twelve to twenty years. The details of other definite lived intangible assets subject to amortization by class as of June 30, 2008 and 2007 are as follows:

	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
(in millions)
June 30, 2008
Amortized intangibles:
Core technology	20.0 years	$163.6	$(9.7)	$153.9
Customer relationships	12.0 years	143.5	(15.3)	128.2
Product relationships	12.0 years	262.3	(26.4)	235.9

Total amortized intangibles		$569.4	$(51.4)	$518.0

	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
(in millions)
June 30, 2007
Amortized intangibles:
Core technology	20.0 years	$153.4	$(1.9)	$151.5
Customer relationships	12.0 years	148.9	(3.1)	145.8
Product relationships	12.0 years	254.0	(5.0)	249.0

Total amortized intangibles		$556.3	$(10.0)	$546.3

Amortization expense for the fiscal year ended June 30, 2008 was $41.7 million and for the periods April 10, 2007 to June 30, 2007, July 1, 2006 to April 9, 2007 and for the fiscal year ended June 30, 2006 was $10.3 and $1.2 million and $1.4 million, respectively. Amortization expense is estimated to be:

	2009	2010	2011	2012	2013
(in millions)
Amortization expense	$41.2	$41.2	$41.2	$41.2	$41.2

As a result of recording the goodwill impairment in the fourth quarter of fiscal 2008, the Company completed the required review of other definite lived intangible assets under SFAS 144 within the Packaging Services segment for recoverability and recorded a non-cash charge to other definite lived intangible assets impairments of $6.6 million within the Packaging Services segment relating to customer relationship intangible assets. In addition, during fiscal 2008 the Company made a determination that certain other definite lived intangible assets within the Oral Technologies segment had become impaired as a result of unfavorable business performance during fiscal 2008. The Company performed an evaluation of these assets, which resulted in an impairment charge to other definite lived intangible assets impairment of approximately $5.0 million on the statement of operations.

6. RESTRUCTURING AND OTHER SPECIAL ITEMS

Restructuring and other special charges consist of the following:

	Successor		Predecessor
	Fiscal Year Ended June 30, 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended June 30, 2006
(in millions)
Separation costs	$14.7	$7.0	$—	$—
Restructuring costs	9.0	8.5	6.1	10.7
Acquisition costs	—	10.0	15.9	1.1

Total restructuring and other special charges	$23.7	$25.5	$22.0	$11.8

Separation Costs

As a result of the Acquisition, the Company incurred costs to separate certain shared service functions and systems from Cardinal. For the fiscal year ended June 30, 2008 and for the period April 10, 2007 to June 30, 2007, the Company recorded $14.7 million and $7.0 million, respectively, of separation costs, which consist primarily of professional fees directly related to the separation plan to restructuring and other special charges. See Note 11 for further discussion of costs to be reimbursed by Cardinal.

Restructuring Costs

During the period April 10, 2007 to June 30, 2007, the Successor reorganized its operations into three operating segments as discussed in Note 1. As part of this reorganization, the Successor eliminated approximately 80 full time positions. The Successor recorded $7.4 million in restructuring costs related to severance activities that were communicated in June 2007, and payable to employees beginning July 2007. During the fiscal year 2008 restructuring costs of $9.0 million were recorded as a charge to restructuring and other special charges on the Statement of Operations. These costs primarily related to eliminating full time positions and exit costs related to the closure of one of the Company’s facilities in the second quarter of fiscal 2008 and the elimination of full time positions in connection with reductions of head count within existing operations during the fourth quarter of fiscal 2008.

The Predecessor implemented plans to restructure its operations (both domestically and internationally). The restructuring plans focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in a strategic and more cost-efficient structure.

Included in these costs were charges associated with facility consolidations. These projects included planned reductions of headcount within existing operations and consolidation of overlapping operations impacting certain facilities of each of the segments, including the closure of a manufacturing facility within the Sterile Technologies segment. In addition, the Oral Technologies segment planned to partially transfer production from one of its manufacturing facilities to another one to consolidate overlapping operations.

The following table summarizes the significant costs recorded within restructuring costs:

	Successor		Predecessor
	Fiscal Year Ended June 30, 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended June 30, 2006
(in millions)
Restructuring costs:
Employee-related reorganization (1)	$2.3	$7.4	$4.6	$4.8
Facility consolidations:
Employee-related costs (1)	1.1	0.5	1.5	0.3
Asset impairments (2)	0.1	—	—	4.1
Facility exit and other costs (3)	5.5	0.6	—	1.5

Total facility consolidations	6.7	1.1	1.5	5.9

Total restructuring costs	$9.0	$8.5	$6.1	$10.7

(1)	Employee-related costs consist primarily of severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.

(2)	Asset impairments recorded by the Predecessor in fiscal 2006 include a charge associated with a Sterile Technologies manufacturing facility closure of $7.0 million. In addition, during fiscal 2006, the Predecessor made the decision not to sell an Oral Technology facility, which was recorded as held for sale during fiscal 2005. As result of this decision, the Predecessor recorded an adjustment of $3.8 million to increase the carrying value of a disposal group to its fair value.

(3)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with the planned facility consolidations.

Acquisition Costs

During December 2006, Cardinal communicated a retention bonus package to certain employees of the Predecessor related to the announced sale of the Predecessor. The retention bonus package was payable by Cardinal if the following conditions were met: (1) Cardinal completed the sale of the Predecessor and (2) the employee transferred with the sale and remained employed with the Company for a period of 90 days after the sale. During the period April 10, 2007 to June 30, 2007, the Company recorded a charge of $9.4 million and during the period July 1, 2006 to April 9, 2007, the Predecessor recorded a charge of $15.3 million related to these bonuses as a charge to restructuring and other special items line. During, July 2007, the Company paid $24.7 million related to these retention bonus packages to the employees and was subsequently reimbursed by Cardinal.

Restructuring and Other Special Items Accrual Roll forward

The following table summarizes activity related to liabilities associated with restructuring and other special items:

	Successor		Predecessor
	Fiscal Year Ended June 30, 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended June 30, 2006
(in millions)
Balance at beginning of period	$8.2	$3.3	$6.1	$3.2
Additions	23.7	11.7	6.7	11.8
Non cash reductions	(0.6)	(0.7)	(0.6)	(4.8)
Payments	(27.0)	(6.1)	(8.9)	(4.1)

Balance at end of period	$4.3	$8.2	$3.3	$6.1

Restructuring and other special items have not been recorded within the operating segments of the Company, as these amounts are not reviewed by management in evaluating the results of the segments.

7. LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following at June 30:

	Maturity Date	2008	2007
(in millions)
Senior Secured Credit Facilities
Term loan facility Dollar-denominated	April 2014	$1,049.4	$1,060.0
Term loan facility Euro-denominated	April 2014	412.8	356.2
9 1/2 % Senior Toggle notes	April 2015	565.0	565.0
9 3/4 % Senior subordinated Euro-denominated notes	April 2017	339.1	302.4
Revolving credit agreement		—	13.9
Other obligations		45.2	14.5

Total		2,411.5	2,312.0
Less: current portion and other short-term borrowings		29.2	36.4

Long-term obligations, less current portion short-term borrowings		$2,382.3	$2,275.6

Senior Secured Credit Facilities

On April 10, 2007, in connection with the Acquisition, the Company entered into a $1.8 billion senior secured credit facility consisting of: (i) an approximately $1.4 billion term loan facility and (ii) a $350 million revolving credit facility. The Company is required to repay the term loans in quarterly installments equal to 1% per annum of the original funded principal amount for the first six years and nine months, with the remaining amount payable on April 10, 2014. These repayments commenced on September 28, 2007.

The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings.

Borrowings under the term loan facility and the revolving credit facility bear interest, at the Company’s option, at a rate equal to a margin over either (i) a base rate determined by reference to the higher of (1) the rate of interest per annum published by the Wall Street Journal from time to time, as the “prime lending rate” and (2) the federal funds rate plus  1/2 of 1% or (ii) LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs plus 2.25%. The interest rate at June 30, 2008 was 4.95%.

In addition to paying interest on outstanding principal under the Company’s new senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments thereunder. The initial commitment fee is 0.50% per annum. The commitment fee may be reduced subject to the Company attaining certain leverage ratios. The Company is also required to pay customary letter of credit fees. As of June 30, 2008, the Company had no outstanding borrowings under the revolving credit facility. As of June 30, 2008 there was $5.3 million in outstanding letters of credit. The commitment fee charged to interest expense during the fiscal year ended June 30, 2008 was $1.6 million.

The senior secured credit facilities are subject to amortization and prepayment requirements and contain certain covenants, events of default and other customary provisions.

Senior Notes

On April 10, 2007, in connection with the Acquisition, the Company issued $565.0 million of 9  1/2% / 10  1/4 % Senior PIK-Election Notes due 2015 (“Senior Toggle Notes”). The Senior Toggle Notes are unsecured senior obligations of the Company. Interest on the Senior Toggle Notes is payable semi-annually in arrears on each April 15 and October 15, commencing on October 15, 2007.

For any interest period prior to April 15, 2011, the Company may at its option elect to pay interest on the Senior Toggle Notes (i) entirely in cash (“Cash Interest”), (ii) entirely by increasing the principal amount of the outstanding Senior Toggle Notes by issuing PIK Notes (“PIK Interest”) or (iii) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the Senior Toggle Notes accrues at the rate of 9  1/2 % per annum. PIK Interest on the Senior Toggle Notes accrues at the Cash Interest rate per annum plus  3/4 % per annum. The interest rate at June 30, 2008 was 9.50%.

At any time prior to April 15, 2011, the Company may redeem all or a part of the Senior Toggle Notes at a redemption price equal to 100% principal amount plus a “make-whole” premium plus any accrued and unpaid interest to the date of redemption. In addition, before April 15, 2010, the Company may redeem up to 35% of the Senior Toggle Notes at a redemption price of 109.5% of their principal amount, plus accrued unpaid interest to the redemption date, using proceeds from sales of certain kinds of capital stock, provided that after any such redemption, at least 50% of the aggregate principal amount of the Senior Toggle Notes remain outstanding. On and after April 15, 2011, the Company may redeem the Senior Toggle Notes at par plus specified declining premiums set forth in the indenture, plus any accrued interest to the date of redemption.

Senior Subordinated Notes

On April 10, 2007, in connection with the Acquisition, the Company issued € 225.0 million 9  3/4 % euro-denominated Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company (including the senior credit facilities and the Senior Toggle Notes). Interest on the Senior Subordinated Notes is payable semi-annually in cash only in arrears on each April 15 and October 15, commencing on October 15, 2007.

At any time prior to prior to April 15, 2012, the Company may redeem all or a part of the Senior Subordinated Notes at a redemption price equal to the principal amount plus a “make-whole” premium, plus any accrued interest to date of redemption. In addition, before April 15, 2010, the Company may redeem up to 35% of the Senior Subordinated Notes at a redemption price of 109.75% of their principal amount, plus accrued and unpaid interest to the redemption date, using proceeds from sales or certain kinds of capital stock, provided that after that any such redemption, at least 50% of the aggregate principal amount of the Senior Subordinated Notes remain outstanding. On and after April 15, 2012 we may redeem the Senior Subordinated Notes at par plus specified declining premiums set forth in the senior subordinated indenture, plus any accrued and unpaid interest to the date of redemption. During fiscal 2008, the Company repurchased approximately 9.5 million Euros of its Senior Subordinate Notes which results in a gain of approximately $3.8 million reflected in other, net in the Statement of Operations.

Other Obligations

Other obligations consist primarily of a loan to fund working capital requirements and loans for equipment, buildings and insurance premium financing. In addition, other obligation includes a capital lease for a building. The weighted average interest rate for such obligations during the fiscal year ended June 30, 2008 was approximately 4.0% for the period from April 10, 2007 to June 30, 2007 was 7.19%, and from July 1, 2006 to April 9, 2007 was 7.93%.

Maturities of long-term obligations including capital leases of $4.3 million and other short-term borrowings for future fiscal years are:

	2009	2010	2011	2012	2013	Thereafter	Total
(in millions)
Maturities of long-term obligations	$29.2	$22.9	$22.9	$22.1	$21.5	$2,292.9	$2,411.5

Debt Issuance Costs

In connection with the debt issuances associated with the Acquisition, the Company recorded $71.1 million of debt issuance costs. Debt issuance costs are capitalized within other assets on the balance sheet and amortized over the life of the related debt through charges to interest expense in the Statement of Operations. Amortization of debt issuance costs totaled $8.5 million for the fiscal year ended June 30, 2008.

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

All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all the following assets of the Company and each guarantor, subject to certain exceptions:

•

A pledge of 100% of the capital stock of the Company and 100% of the equity interests directly held by Company and each guarantor in any wholly-owned material subsidiary of the Company or any guarantor (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, will not include more than 65% of the voting stock of such non-U.S. subsidiary); and

•	A security interest in, and mortgages on, substantially all tangible and intangible assets of Company and each guarantor, subject to certain limited exceptions.

Debt Covenants

The senior secured credit agreement and the indentures governing the Senior Toggle Notes and Senior Subordinated Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and the Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; and in the case of the Company’s senior credit agreement, enter into sale and leaseback transactions; repay subordinated indebtedness, amend material agreements governing the Company’s subordinated indebtedness (including the senior subordinated notes); and change the Company’s lines of business.

The senior credit facility and indentures governing the senior notes and the senior subordinated notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2008, the Company was in compliance with all restrictive covenants related to its long-term obligations.

A breach of any of these covenants could result in a default under one or more of these agreements, including as a result of cross default provisions, and, in the case of the revolving credit facility, could permit the lenders to cease making loans to the Company. Upon the occurrence of an event of default under the senior secured credit facilities, the lenders could elect to declare all amounts outstanding under the senior credit facilities to be immediately due and payable and to terminate all commitments to extend further credit.

8. FINANCIAL INSTRUMENTS

Interest Rate Risk

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. The Company may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of June 30, 2008, is to interest rate fluctuations in the United States and Europe, primarily the LIBOR, EURIBOR and TIBOR interest rates. At the end of June 2008, the Company continued to utilize interest rate swaps as a derivative instrument to manage the risk associated with the Company’s floating rate debt. These interest rate swap agreements are designated as cash flow hedges and, for the portion determined to be an effective cash flow hedge are adjusted to current market values through other comprehensive income until the underlying debt instrument being hedged is settled or the Company determines that the specific hedge accounting criteria are no longer met and determined to be ineffective. Upon recognition, such gains and losses are recorded in other expense, net within the Statement of Operations. As of June 30, 2008, the market values of the interest rate swaps were $2.2 million as an asset and $16.9 million as a liability, which are included in other accrued liabilities on the Consolidated Balance Statement. During fiscal 2008, the Company recorded a non-cash gain of $2.2 million related to its euro denominated interest rate swap to other expense, net as this hedge was deemed ineffective.

The following table shows the notional amount hedged and the value of the interest rate swap contracts outstanding at June 30, 2008 and 2007 included in other assets or liabilities.

		2008	2007
	(in millions)
	Interest rate swaps – cash flow hedges:
	Notional amount – LIBOR interest rate swap expires June 2010	$460.0	$460.0
	Notional amount – EURIBOR interest rate swap(1) expires June 2010	181.0	154.6
	Notional amount – TIBOR interest rate swap expires March 2013	32.6	—
	Assets – EURIBOR interest rate swap(1)	2.2	0.2
Liabilities	– LIBOR interest rate swap	16.5	0.2
	– TIBOR interest rate swap	0.4	—

(1)	The notional amount of the EURIBOR interest rate swap was 115.0 million euro as of June 30, 2008 and 2007, respectively.

Currency Risk Management

The Company conducts business in several major international currencies and is subject to risks associated with fluctuating foreign exchange rates; primarily the British pound, Euro, Argentinean peso, Brazilian real and Australian dollar. Through its centralized currency risk management services, the Company’s objective is to reduce earnings and cash flow volatility associated with foreign exchange rate changes through offsetting natural hedges or entering into forward contracts to protect the value of existing foreign currency assets and liabilities, commitments and anticipated foreign currency revenue and expenses. During the fiscal year ended June 30, 2008, other than the interest rate swaps there were no hedging instruments outstanding.

Fair Value of Financial Instruments

The fair value of financial instruments is by reference to market values derived from trading on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and equivalents, trade receivables, accounts payable, notes payable-banks, other short-term borrowings and other accrued liabilities at June 30, 2008 and 2007, approximate their fair value because of the short-term maturities of these items.

The carrying amounts and the estimated fair values of other financial instruments as of June 30, are as follows:

	2008		2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(in millions)
Long-term debt	$2,411.5	$2,101.4	$2,312.0	$2,301.9
EURIBOR interest rate swap	2.2	2.2	0.2	0.2
LIBOR interest rate swap	16.5	16.5	0.2	0.2
TIBOR interest rate swap	0.4	0.4	—	—

The fair values are based on quoted market prices for the same or similar instruments and/or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

9. INCOME TAXES

Earnings/(loss) from continuing operations before income taxes and discontinued operations are as follows for the fiscal year ended 2008, the periods April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007 and the fiscal year ended 2006:

	Successor		Predecessor
(in millions)	Fiscal Year Ended June 30, 2008	April 10, 2007 through June 30, 2007	July 1, 2006 through April 9, 2007	Fiscal Year Ended June 30, 2006
U.S. Operations	$(427.2)	$(94.0)	$(42.1)	$7.4
Non-U.S. Operation	(166.1)	(73.5)	81.4	101.0

	$(593.3)	$(167.5)	$39.3	$108.4

The provision/(benefit) for income taxes consists of the following for the fiscal year ended 2008, the periods April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007 and the fiscal year ended 2006:

	Successor		Predecessor
	Fiscal Year Ended June 30, 2008	April 10, 2007 through June 30, 2007	July 1, 2006 through April 9, 2007	Fiscal Year Ended June 30, 2006
(in millions)
Current:
Federal	$—	$1.1	$(7.6)	$5.9
State and local	0.2	—	—	0.4
Non-U.S.	22.5	4.7	20.8	25.5

Total	$22.7	$5.8	$13.2	$31.8

Deferred:
Federal	$(75.2)	$(22.0)	$(13.0)	$2.4
State and local	(1.5)	(1.5)	—	(0.8)
Non-U.S.	(27.8)	(3.5)	(2.2)	1.9

Total	(104.5)	(27.0)	(15.2)	3.5

Total (benefit)/provision	$(81.8)	$(21.2)	$(2.0)	$35.3

A reconciliation of the provision/(benefit) based on the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the fiscal year ended 2008, the periods April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007 and the fiscal year ended 2006:

	Successor		Predecessor
(in millions)	Fiscal Year Ended June 30, 2008	April 10, 2007 through June 30, 2007	July 1, 2006 through April 9, 2007	Fiscal Year Ended June 30, 2006
Provision at Federal
Statutory tax rate	$(207.6)	$(58.6)	$13.7	$37.9
State and local income taxes, net of federal benefit	(1.1)	(4.1)	(2.8)	(3.6)
Foreign tax rate differential	17.8	25.9	(12.7)	(11.7)
Goodwill impairment	68.3	—	—	—
Permanent items	8.9	11.0	3.4	5.1
Contingency reserve	8.3	1.1	—	—
Tax valuation allowance	34.5	3.5	3.0	2.5
Foreign tax credit	—	(0.1)	—	(3.5)
Income tax rate changes	(9.6)	—	—	—
Other	(1.3)	0.1	(6.6)	8.6

	$(81.8)	$(21.2)	$(2.0)	$35.3

As of June 30, 2008, the Company had $507.1 million of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. As these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not feasible to estimate the amount of U.S tax that might be payable on the eventual remittance of such earnings.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carry forwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows at June 30:

	2008	2007
(in millions)
Deferred income tax assets:
Accrued liabilities	$36.4	$34.7
Equity compensation	4.1	0.4
Loss and tax credit carry forwards	154.9	79.0
Foreign Currency	43.9	—
Pension	2.8	—
Other	12.7	2.8
OCI	5.8	—

Total deferred income tax assets	260.6	116.9
Valuation allowance for deferred income tax assets	(75.2)	(8.8)

Net deferred income tax assets	185.4	108.1

Deferred income tax liabilities:
Inventory basis differences	(12.4)	(14.3)
Property-related	(81.3)	(70.2)
Goodwill and other intangibles	(150.9)	(190.6)
Other	(0.1)	(1.4)

Total deferred income tax liabilities	(244.7)	(276.5)

Net deferred income tax liabilities	$(59.3)	$(168.4)

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the balance sheet at June 30:

	2008	2007
(in millions)
Current deferred tax asset	$10.9	$6.3
Non-current deferred tax asset	4.1	—
Current deferred tax liability	(3.2)	(3.2)
Non-current deferred tax liability	(71.1)	(171.5)

Net deferred tax liability	$(59.3)	$(168.4)

The Company has presented income tax benefits from net operating losses, capital losses and tax credits as if it were a separate taxpayer in the Predecessor periods. However, in certain instances the related capital loss or foreign tax credit carryforward has already been utilized on a consolidated return basis by its former parent. Expectations as to future taxable income and other limitations on these losses and credits have also been calculated as if the company was a separate taxpayer for the periods ending prior to June 30, 2007.

At June 30, 2008, the Company has federal tax loss carryforwards of $295 million, $7.8 million of which are subject to Internal Revenue Code Section 382 limitations. The Company does not expect to completely utilize these federal loss carryforwards prior to their expiration and has recorded a valuation allowance of $32.1 million. The loss carryforwards will fully expire in 2028. In accordance with FAS 123(R), the $4.3 million increase to the current year federal loss and the $33.5 million increase to the prior year federal loss generated as a result of the tax deduction for equity is not recognized for financial statement purposes because a cash tax benefit was not realized by the Company. Thus, the Company’s federal loss carryforward reflected in these financial statements is $257.1 million.

At June 30, 2008, the Company has international tax loss carryforwards of $94.5 million. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period. The Company has assessed the utilization of these foreign tax loss carryforwards and has recorded a valuation allowance of $20.1 million as of June 30, 2008.

At June 30, 2008, the Company has state tax loss carryforwards of $633 million. Approximately $153.2 million of these losses are separate company state tax losses generated in periods prior to the period ending June 30, 2007. In accordance with FAS 123(R), the $3.4 million increase is the current year’s state loss and the $26.7 million increase to the prior year state loss generated as a result of the tax deduction for equity is not recognized for financial statement purposes because a cash tax benefit was not realized by the Company. Thus, the Company’s state loss carryforward reflected in these financial statements is $603 million. Substantially all carryforwards have at least a three year carryforward period. The Company has assessed the utilization of these state tax loss carryforwards and has recorded a valuation allowance of $22.8 million as of June 30, 2008.

As part of the Purchase Agreement, the Company has been indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007 (the “Formation Date”). The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as any interest and penalties that may be related thereto.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We assess our income tax positions and record benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, we record the amount that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued, where applicable. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized.

However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events. As a result, our effective tax rate may fluctuate significantly on a quarterly and annual basis.

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

Effective July 1, 2007, the Company adopted the provisions of FIN 48. As a result, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of June 30, 2008, the Company had a total of $11.2 million of unrecognized tax benefits. A reconciliation of our unrecognized tax benefit, excluding accrued interest for June 30, 2008 is as follows:

(in millions)
Balance at July 1, 2007	$5.2
Additions based on tax positions related to the current year	7.7
Additions for tax positions of prior years	1.9
Reductions for tax positions of prior years	(0.9)
Reclass of non-income tax reserves to other reserves	(1.7)
Settlements	(1.0)

Balance at June 30, 2008	$11.2

Of this amount, $9.4 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. We do not expect the amount of the unrecognized tax benefits disclosed above to change significantly over the next 12 months.

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Germany and the United Kingdom.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, the Company has approximately $0.8 million of accrued interest related to uncertain tax positions.

10. EMPLOYEE RETIREMENT BENEFIT PLANS

The Company sponsors various retirement and pension plans, including defined benefit retirement plans and defined contribution retirement plans. Substantially all of the Company’s domestic non-union employees are eligible to be enrolled in employer-sponsored contributory profit sharing and retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provide for company matching and profit sharing contributions. The Company’s contributions to the plans are determined by its Board of Directors subject to certain minimum requirements as specified in the plans. The Company uses a measurement date of June 30 for all its retirement and postretirement benefit plans.

The total expense for employee defined contribution retirement plans for the fiscal year ended June 30, 2008 was $10.5 million. For the period April 10, 2007 to June 30, 2007 the expense was $2.9 million and $10.2 million for the period July 1, 2006 to April 9, 2007. The expense was $15.2 million for the fiscal year ended June 30, 2006.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. This Statement requires balance sheet recognition of the funded status for all pension and postretirement benefit plans effective for fiscal years ending after December 15, 2006. This Statement also requires plan assets and benefit obligations to be measured as of a company’s balance sheet date effective for fiscal years ending after December 15, 2008. In fiscal 2007, the Company had adopted this statement and it did not have a material impact on its financial position or results of operations.

Defined Benefit Plans. The Company has several defined benefit retirement plans covering a substantial number of its salaried and hourly employees in the United States and elsewhere around the world. The Company’s domestic defined benefit retirement plans provide defined benefits based on years of service and level of compensation. Foreign subsidiaries provide for retirement benefits in accordance with local customs or law. The Company, at a minimum, funds its retirement plans at amounts required by applicable regulations.

Obligations and Funded Status

The following table provides a reconciliation of the change in projected benefit obligation as of June 30:

	Retirement Benefits		Other Post-Retirement Benefits
	2008	2007	2008	2007
(in millions)
Projected benefit obligation at beginning of year	$253.9	$225.2	$5.9	$5.3
Service cost	2.3	1.8	—	—
Interest cost	14.3	12.1	0.3	0.3
Benefits paid	(7.1)	(6.8)	(0.3)	(0.3)
Participant contributions	0.1	0.1	—	—
Curtailments	(0.2)	—	—	—
Settlements	(0.8)	—	—	—
Actuarial loss/(gain)	(22.6)	0.4	(0.3)	0.5
Net transfer in/out *	—	5.0	—	—
Cumulative translation adjustment	10.6	16.1	—	0.1

Projected benefit obligation at end of year	$250.5	$253.9	$5.6	$5.9

*	Additional plans recognized under FAS No. 87

The following table provides a reconciliation of the change in fair value of plan assets:

	Retirement Benefits		Other Post-Retirement Benefits
	2008	2007	2008	2007
(in millions)
Fair value of plan assets at beginning of year	$148.2	$133.8	$—	$—
Participant contributions	0.1	0.1	—	—
Employer contributions	35.6	3.6	0.3	0.3
Benefits paid	(7.1)	(6.8)	(0.3)	(0.3)
Actual return on plan assets	(11.3)	8.5
Settlements	(0.8)	—	—	—
Net transfer in/out *	—	0.1	—	—
Cumulative translation adjustment	4.2	8.9	—	—

Fair value of plan assets at end of year	$168.9	$148.2	$—	$—

*	Additional plans recognized under FAS No. 87

The following table provides a reconciliation of the net amount recognized in the balance sheets:

	Retirement Benefits		Other Post-Retirement Benefits
	2008	2007	2008	2007
(in millions)
Funded status	$(81.6)	$(105.6)	$(5.6)	$(5.9)
Unrecognized net transition asset	—	—	—	—
Unrecognized prior service cost	—	—	—	—
Unrecognized net actuarial loss/(gain)	—	—	—	—
Other	—	—	—	—

Net amount recognized	$(81.6)	$(105.6)	$(5.6)	$(5.9)

Amounts Recognized on Balance Sheet
Prepaid benefit cost	—	0.5	—	—

	Retirement Benefits		Other Post-Retirement Benefits
	2008	2007	2008	2007
Accrued benefit cost	(81.6)	(106.1)	(5.6)	(5.9)
Intangible asset	—	—	—	—
Accumulated other comprehensive income	—	—	—	—

Net amount recognized	$(81.6)	$(105.6)	$(5.6)	$(5.9)

After adoption of SFAS No. 158:
Amounts Recognized in Accumulated Other Comprehensive Income (AOCI)
Actuarial Loss/(Gain), net	$(2.2)	$(2.0)	$(0.4)	$(0.1)
Prior Service Cost	—	—	—	—

Total	$(2.2)	$(2.0)	$(0.4)	$(0.1)

Estimated amounts to be amortized from AOCI during next fiscal year
Actuarial Loss/(Gain), net	$(0.8)	$—	$—	$—
Prior Service Cost	—	—	—	—

Total	$(0.8)	$—	$—	$—

The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows:

	Retirement Benefits		Other Post-Retirement Benefit
	2008	2007	2008	2007
(in millions)
Projected benefit obligation	$245.7	$219.0	$5.6	$5.9
Fair value of plan assets	163.9	112.8	—	—

The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Retirement Benefits		Other Post-Retirement Benefit
	2008	2007	2008	2007
(in millions)
Accumulated benefit obligation	$233.4	$202.8	$5.6	$—
Fair value of plan assets	157.1	107.0	—	—

Net Periodic Benefit Cost

Components of the Company net periodic benefit costs are as follows:

	Retirement Benefits				Other Post-Retirement Benefits
	Successor		Predecessor		Successor		Predecessor
	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2006	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2006
(in millions)
Components of net periodic benefit cost:

Service cost	$2.3	$0.4	$1.4	$1.7	$—	$—	$—	$—
Interest cost	14.3	2.9	9.2	9.8	0.3	0.1	0.2	0.5
Expected return on plan assets	(12.3)	(2.1)	(7.1)	(7.4)	—	—	—	—
Amortization (1)	—	—	2.7	2.8	—	—	(0.2)	—
Other	(0.2)	—	—	(0.3)	—	—	—	—

Net periodic benefit cost	$4.1	$1.2	$6.2	$6.6	$0.3	$0.1	$—	$0.5

(1)	Amount primarily represents the amortization of unrecognized actuarial losses, as well as the amortization of the transition obligation and prior service costs.

Assumptions

The weighted average assumptions used in determining benefit obligations are as follows:

	Retirement Benefits		Other Post-Retirement Benefit
	2008	2007	2008	2007
Discount rate	6.31%	5.58%	5.73%	5.86%
Rate of increase in compensation levels	2.50%	2.51%	N/A	N/A

The weighted average assumptions used in determining net periodic pension cost are as follows:

	Retirement Benefits				Other Post Retirements Benefits
	Successor		Predecessor		Successor		Predecessor
	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2006	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2006
Discount rate	5.58%	5.24%	5.15%	4.96%	5.86%	5.61%	5.92%	5.75%
Rate of increase in compensation levels	2.51%	2.51%	2.50%	2.41%	—	N/A	N/A	N/A
Expected long-term rate of return	6.85%	6.26%	6.36%	6.81%	—	N/A	N/A	N/A

Plan Assets

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

	2008			2007
(in millions)	Actual $	Actual %	Target %	Actual $	Actual %	Target %
Asset Category
Equity Securities	$73.1	44%	40%	$77.0	52%	50%
Debt Securities	54.2	32%	36%	33.5	23%	26%
Real Estate	8.6	5%	6%	9.7	7%	6%
Other	33.0	19%	18%	28.0	18%	18%

Total	$168.9	100%	100%	$148.2	100%	100%

The investment policy reflects the long-term nature of the plans’ funding obligations. The assets are invested to provide the opportunity for both income and growth of principal. This objective is pursued as a long-term goal designed to provide required benefits for participants without undue risk. It is expected that this objective can be achieved through a well-diversified asset portfolio. All equity investments are made within the guidelines of quality, marketability and diversification mandated by the Employee Retirement Income Security Act (“ERISA”) (for plans subject to ERISA) and other relevant statutes. Investment managers are directed to maintain equity portfolios at a risk level approximately equivalent to that of the specific benchmark established for that portfolio. Assets invested in fixed income securities and pooled fixed income portfolios are managed actively to pursue opportunities presented by changes in interest rates, credit ratings or maturity premiums.

Healthcare Cost Trend Rates

The United States healthcare cost trend rates assumed for next year for the other postretirement benefits at June 30 are as follows:

	Other Postretirement Benefits
	2008	2007
Healthcare cost trend rate assumed for next year:
Pre – Medicare	9.5%	10.00%
Post – Medicare	10.5%	11.00%
Rate to which the cost trend is assumed to decline (ultimate trend rate)
Pre – Medicare	5.5%	5.50%
Post – Medicare	5.5%	5.50%
Year that the rate reaches the ultimate trend rate:
Pre – Medicare	2016	2016
Post – Medicare	2018	2018

A one percentage point change in the assumed healthcare cost trend rates would not have a material impact on total service cost, total interest cost or the accumulated post-retirement benefit obligation.

Contributions

The total estimated contributions for the 2009 fiscal measurement year for Retirement Benefits and Other Postretirement benefits are $9.3 million and $0.5 million, respectively.

Estimated Future Benefit Payments

Future benefit payments, which reflect expected future service, as appropriate, during the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are:

Fiscal Year Ended June 30,	Retirement Benefits	Other Post-Retirement Benefits
(in millions)
2009	$7.1	$0.5
2010	7.9	0.5
2011	8.6	0.5
2012	9.0	0.5
2013	9.7	0.5
2014 – 2018	53.3	2.3

11. RELATED PARTY TRANSACTIONS

Advisor Transaction and Management Fees—In connection with the Acquisition, the Successor entered into a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investor’s investment in Phoenix.

The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the fiscal year ended June 30, 2008, this management fee was approximately $10.0 million. This fee was expensed in selling, general and administrative expenses in the Statement of Operations.

Cardinal Predecessor Related Party Transactions- The Successor entered into a transition services agreement with Cardinal in order to maintain certain critical general and administrative functions immediately after the Acquisition and continuing for various periods of time, including certain human resources, information technology (“IT”) support, tax and other services, which services are substantially complete. During the fiscal year ended June 30, 2008, the Company was charged $10.9 million for certain human resources, IT support, tax and other services. The expenses associated with the transition services agreement are included in selling, general and administrative expenses in the Statement of Operations.

As a result of the Acquisition, the Company incurred costs to separate certain shared service functions and systems from Cardinal. These costs are recorded as other special items as incurred in the Statements of Operations. As part of the Purchase Agreement, Cardinal reimbursed $12.0 million of these separation expenses. Through June 30, 2008, Cardinal has reimbursed $12.0 million of separation expenses.

Cardinal provided various services to the Predecessor, including but not limited to cash management, tax and legal services, internal audit, facilities management, security, payroll and employee benefit administration, insurance administration, and telecommunication services. Cardinal allocated these expenses and all other central operating costs (“Cardinal Allocation”), first on the basis of direct usage when identifiable, with the remainder allocated among Cardinal’s businesses on the basis of their respective revenues, headcount or another measure. In the opinion of management, these methods of allocating costs were reasonable.

The Cardinal Allocation and the IT shared service fee allocated to the Predecessor are included in selling, general and administrative expenses in the Statements of Operations. Total expenses allocated to the Predecessor are as follows:

		Predecessor
		July 1, 2006 to April 9, 2007	Fiscal Year Ended 2006
(in millions)
Cardinal Allocation	Administrative support services	$53.1	$55.1
IT shared service fee	IT support services	—	30.3

		$53.1	$85.4

In addition, the Company’s businesses provide manufacturing services to the other Cardinal segments. Under the Successor, sales to and purchases from other Cardinal segments are recorded as trade receivables and accounts payable, respectively, within the Company’s consolidated balance sheet. The total sales to other Cardinal segments for the period July 1, 2006 to April 9, 2007 and for the fiscal year ended June 30, 2006 were $8.5 million and $11.3 million, respectively. Also, the Company purchased certain supplies from the other Cardinal segments. The total purchases by the Company from other Cardinal segments for the period July 1, 2006 to April 9, 2007 and for the fiscal year ended June 30, 2006 were $1.7 million and $7.9 million, respectively.

Cardinal charged interest expense to the Predecessor for the use of cash based upon the Predecessor’s total capital. The interest rate charged was based upon Cardinal’s external borrowing rate. In addition, the Predecessor had loans payable to affiliates that are included in the Cardinal net investment.

Other Related-Party Transactions

Certain Oral Technology facilities purchase gelatin materials and an Oral Technology’s German subsidiary leases plant facilities, purchases other services and receives loans from time-to-time from a German company that is also the minority partner of the Oral Technology’s German subsidiary. Gelatin purchases, amounted to $22.8 million, $9.3 million, $14.0 million and $21.7 million for fiscal year ended June 30, 2008 and for the periods April 10, 2007 to June 30, 2007, July 1, 2006 to April 9, 2007 and for the fiscal year ended June 30, 2006, respectively. Rental payments amounted to $7.6 million, $2.0 million, $4.5 million, $5.5 million and purchased services amounted to $6.3 million, $1.3 million, $4.0 million and $5.0 million for those same periods, respectively.

12. EQUITY

Description of Capital Stock

The Company is authorized to issue 1,000 shares of capital stock, all of which are Common Stock, with a par value of $0.01 per share. In accordance with the Certificate of Incorporation of the Company, each share of Common Stock shall have one vote, and the Common Stock shall vote together as a single class. As of June 30, 2008, 100% of the outstanding shares of the capital stock of the Company have been issued to, and are held by, PTS Intermediate Holdings, LLC. In accordance with the By-Laws of the Company, the Board of Directors may declare dividends upon the stock of the Company as and when the Board deems appropriate.

Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss) consist of:

	Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Pension Liability Adjustments	Other Comprehensive Earnings/(Loss)
(in millions)
Predecessor
Balance at June 30, 2005	$(1.3)	$(1.0)	$(35.9)	$(38.2)
Activity, net of tax	16.3	1.6	(1.5)	16.4

Balance at June 30, 2006	15.0	0.6	(37.4)	(21.8)
Activity, net of tax	53.7	0.3	—	54.0

Balance at April 9, 2007	$68.7	$0.9	$(37.4)	$32.2

Successor
Balance at April 10, 2007	$—	$—	$—	$—
Activity, net of tax	9.2	—	1.8	11.0

Balance at June 30, 2007	9.2	—	1.8	11.0
Activity, net of tax	204.6	(12.5)	3.2	195.3

Balance at June 30, 2008	$213.8	$(12.5)	$5.0	$206.3

13. EQUITY-BASED COMPENSATION

The Company has an equity-based compensation plan outstanding as of June 30, 2008. In addition, the Predecessor was a party to the Cardinal equity-based compensation plan prior to the Acquisition. These plans are described below. The following table summarizes the impact of the equity-based compensation recorded in the Company’s Statement of Operations as follows:

	Successor		Predecessor
	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2006
(in millions)
Stock compensation expense in selling, general and administrative	$8.2	$1.0	$35.1	$29.5

Successor Plan—Summary of Plan

The Board of Directors of the Parent approved a stock option plan (“2007 Plan”) for the purpose of retaining certain key employees and directors of its subsidiaries. Under this program, key employees and directors of the Company (“Participants”) were granted stock option awards in Parent.

The total number of shares that may be issued under the 2007 Plan is 76,000 of the Parent’s available shares subject to adjustment in certain events, including equity restructurings. The exercise price of stock option awards granted under the 2007 Plan will not be less than 100% of the fair market value of the underlying shares on the date of grant, as determined under the 2007 Plan. In addition, the Company also adopted a form of non-statutory stock option agreement (the “Form Option Agreement”) for awards under the 2007 Plan. Under the Form Option Agreement, certain stock option awards will vest over a five-year period of time contingent solely upon the Participants’ continued employment with the Company. Other stock option awards will vest over a specified performance period from the grant date upon the achievement of pre-determined operating performance targets over time, while others are market-based awards and vest based upon The Blackstone Group’s realization of certain internal rates of return goals and the occurrence of a liquidity event subject to certain other performance criteria. The Form Option Agreement includes certain forfeiture provisions upon a Participant’s separation from service with the Company. As of June 30, 2008, 67,826 options have been granted to employees and directors of the Company.

Summary of Assumptions and Activity

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model for service and performance based awards, and an adaptation of the Black-Scholes-Merton option valuation model, which takes into consideration the internal rate of return thresholds for market based awards. This model adaptation is essentially equivalent to the use of a path-dependant lattice model. In estimating fair value, expected volatility used by the Company in 2008 is based on the historical volatility of closing share price of a comparable peer group and other factors. The expected life assumptions for the awards were based upon the guidance provided by the SEC in Staff Accounting Bulletin No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Time and Performance Based Awards	Market Based Awards
Expected volatility	27.25% - 30.35%	27.25% - 34.71%
Expected dividends	0%	0%
Expected term (in years)	6.5	6.5 - 7.5
Risk-free rate	3.39% - 5.10%	3.39% - 4.62%

The activity of the Company’s equity based compensation program is presented below:

	Time Based Awards		Performance Based Awards		Market Based Awards
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
(in dollars)
Balance at June 30, 2007	21,665	$1,000.00	21,415	$1,000.00	21,420	$1,000.00
Granted	4,066	1,000.00	3,816	1,000.00	3,817	1,000.00
Exercised	—	—	—	—	—	—
Forfeited	(2,606)	1,000.00	(2,883)	1,000.00	(2,884)	1,000.00

Balance at June 30, 2008	23,125		22,348		22,353

Weighted average remaining contractual term		8.97 years		8.97 years		9.06 years
Weighted average grant date fair value		$404.43		$406.37		$91.21

The total estimated fair value of awards granted is $18.8 million. The Company recorded non-cash compensation expense of approximately $8.2 million of selling, general and administrative expenses in the Statement of Operations for fiscal 2008, associated with the time based and performance based awards. There was unrecognized compensation of $11.4 million related to time and performance based awards, which are expected to be recognized over a weighted average remaining period of 2.0 years. The Company did not record any compensation expense for the market-based awards, as it was determined that it is not probable that these awards will vest due to the contingent performance criteria. Unrecognized compensation of $2.6 million for the market condition awards will be recognized once the contingent performance criteria are met.

BHP PTS Holdings, LLC, the ultimate parent of the Company, has granted a Director of the Company, certain units, which are profits interest units which represent, in the aggregate, the right to receive up to less than 1% of the future appreciation of BHP PTS Holdings, LLC’s equity above the enterprise value of BHP PTS Holdings, LLC on the date of issuance. The units vest in the same manner as the options vest under the 2007 Plan pursuant the terms of the Form Option Agreement.

Predecessor Plan—Cardinal Stock-Based Compensation Plans

Employees of the Predecessor were eligible to participate in certain of Cardinal’s stock-based compensation plans, receive stock options, restricted shares and/or restricted share units as well as participate in Cardinal’s employee stock purchase plan. The following information relates to all of Cardinal’s stock-based compensation plans and reflects all assumptions used by Cardinal in its allocation of expenses to the Predecessor.

Cardinal maintained several stock incentive plans (collectively, the “Predecessor Plans”) for the benefit of certain of its officers, directors and employees. Prior to fiscal 2006, employee options granted under the Predecessor Plans typically vested in full on the third anniversary of the grant date and were exercisable for periods up to ten years from the date of grant at a price equal to the fair market value of the Cardinal common stock at the date of the grant. Employee options granted under the Predecessor Plans during the period July 1, 2006 to April 9, 2007 and fiscal 2006 generally vest in equal annual installments over four years and are exercisable for periods up to seven years from the date of grant at a price equal to the fair market value of Cardinal common stock underlying the option at the date of grant.

During the first quarter of fiscal 2006, Cardinal adopted SFAS No. 123(R), “Share-Based Payment,” applying the modified prospective method. This Statement requires all equity-based payments to employees, including grants of employee options, to be recognized in the statement of operations based on the grant date fair value of the award. Under the modified prospective method, Cardinal is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of options granted after Cardinal adopted this Statement were determined using a lattice valuation model and all options granted prior to adoption of this Statement were valued using a Black-Scholes model. Cardinal believes the lattice model provides for better estimates as it has the ability to take into account employee exercise patterns based on changes in Cardinal’s stock price and other variables and it provides for a range of input assumptions. The impact of adopting SFAS No. 123(R) as it relates to employee stock options and Cardinal’s employee stock purchase plan allocated to the Predecessor was approximately $16.9 million on net earnings.

In anticipation of the adoption of SFAS No. 123(R), Cardinal did not modify the terms of any previously granted options. Cardinal made significant changes to its equity compensation program with its annual equity grant in the first quarter of fiscal 2006, including reducing the overall number of employee options granted and utilizing a mix of restricted share and option awards. Cardinal also moved from three-year cliff vesting to installment vesting over four years for annual employee option awards and shortened the option term from ten to seven years.

The fair value of restricted shares and restricted share units is determined by the number of shares granted and the grant date market price of Cardinal’s common stock. The compensation expense recognized for all equity-based awards associated with the Predecessor employees is net of estimated forfeitures and is recognized using the straight-line method over the awards’ service period. In accordance with Staff Accounting Bulletins (SAB) No. 107, the Predecessor classified equity-based compensation within selling, general and administrative expenses to correspond with the same line item as the majority of the cash compensation paid to employees. The Predecessor does not allocate the equity-based compensation to its reportable segments.

As a result of the Acquisition, the Predecessor employee’s unvested options as of April 9, 2007 were automatically vested on a pro rata basis due to change in control, with the exception of the options granted during the period July 1, 2006 to April 9, 2007, which vested August 2007 on a pro rata basis. As a result of this acceleration and modification, the Predecessor recognized an additional $16.4 million of compensation expense during the period July 1, 2006 to April 9, 2007. In addition, the Predecessor employees have ninety days after the Acquisition to exercise their vested stock options under the Predecessor Plan.

The following summarizes all stock option transactions for Predecessor under the Plans from July 1, 2006 to April 9, 2007:

	Predecessor
	Options Outstanding	Weighted Average Exercise Price per share
(in millions, except per share amounts)
Balance at June 30, 2006	5.3	$56.36
Granted	0.6	66.38
Exercised	(1.4)	58.61
Canceled/forfeited	(1.0)	55.97

Balance at April 9, 2007	3.5	$57.27

	Successor
	Options Outstanding	Weighted Average Exercise Price per share
(in millions, except per share amounts)
Balance at April 9, 2007	3.5	$57.27
Exercised	(1.9)	55.81
Canceled	(0.6)	58.29

Balance at June 30, 2007	1.0	$59.14

Additional information concerning the Predecessor stock options outstanding under the Predecessor Plans as of June 30, 2007 is presented below:

	Outstanding			Exercisable
Range of exercise prices per Cardinal Share	Options (in millions)	Weighted average remaining contractual life in years	Weighted average exercise price per Cardinal Share	Options (in millions)	Weighted average exercise price per Cardinal Share
$ 0.01 - $44.14	0.1	0.6	$31.52	0.1	$31.52
$44.15 - $59.19	0.3	1.0	$48.07	0.2	$48.33
$59.20 - $64.11	0.2	0.7	$61.49	0.1	$61.38
$64.12 - $67.90	0.3	0.9	$66.82	0.2	$67.24
$67.91- $80.86	0.1	1.3	$68.49	0.1	$68.45

$ 0.01 - $80.86	1.0	0.9	$59.14	0.7	$58.61

The aggregate intrinsic value of options exercised during the period April 10, 2007 to June 30, 2007 was approximately $33.1 million and options outstanding and exercisable at June 30, 2007 is approximately $33.1 million, $11.0 million and $8.5 million, respectively. The aggregate intrinsic value of options exercised during the period July 1, 2006 to April 9, 2007 is $17.9 million. The aggregate intrinsic value of options exercised during fiscal 2006 was approximately $7.0 million and options outstanding and exercisable at June 30, 2006, was approximately $45.8 million and $10.8 million, respectively. The weighted average fair value of options granted during the period July 1, 2006 to April 9, 2007 and fiscal 2006 and 2005 are $21.30, $18.08 and $17.11, respectively.

The fair values of the options granted to the Predecessor’s employees during the period July 1, 2006 to April 9, 2007 and fiscal 2006 were estimated on the date of grant using a lattice valuation model. The lattice valuation model incorporates ranges of assumptions that are disclosed in the table below. The risk-free rate is based on the United States Treasury yield curve at the time of the grant. Cardinal analyzed historical data to estimate option exercise behaviors and employee terminations to be used within the lattice model. Cardinal calculated separate option valuations for three separate groups of employees with similar historical exercise behaviors. The expected life of the options granted was calculated from the option valuation model and represents the length of time in years that the options granted are expected to be outstanding. The range of expected lives in the table below results from the separate groups of employees identified by Cardinal based on their option exercise behaviors. Expected volatilities are based on implied volatility from traded options on Cardinal shares and historical volatility over a period of time commensurate with the contractual term of the option grant (seven years).

The following table provides the range of assumptions used for options valued during the period July 1, 2006 to April 9, 2007 and fiscal 2006:

Predecessor
	For the period July 1, 2006 to April 9, 2007	Fiscal 2006
Risk-free interest rate	4.5% - 5.1%	3.3% - 5.1%
Expected life in years	5.7 - 7.0	5.6 - 7.0
Expected volatility	27%	20.9% - 27.0%
Dividend yield	0.50% - 0.69%	0.32% - 0.55%

The Predecessor’s portion of Cardinal’s restricted shares and share units is charged to expense over the awards’ service period, generally over three years. As of April 9, 2007, all compensation expense associated with these shares and units were expensed in the statement of operations.

The Predecessor’s employees were eligible to participate in Cardinal’s employee stock purchase plans under which the sale of 12.0 million of Cardinal shares has been authorized. Employees who had been employed by Cardinal for at least 30 days may be eligible to contribute from 1% to 15% of eligible compensation. The purchase price is determined by the lower of 85% of the closing market price on the first day of the offering period or 85% of the closing market price on the last day of the offering period. During any given calendar year, there are two offering periods: January 1–June 30; and July 1–December 31.

14. COMMITMENTS AND CONTINGENT LIABILITIES

The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2008 are:

(in millions)	2009	2010	2011	2012	2013	Thereafter	Total
Minimum rental payments	$17.7	$16.8	$11.4	$6.5	$4.0	$11.7	$68.1

Rental expense relating to operating leases was approximately $13.0 million, $2.6 million, $10.2 million and $17.0 million for the fiscal year ended June 30, 2008 and for the periods April 10, 2007 to June 30, 2007, July 1, 2006 to April 9, 2007 and for the fiscal year ended June 30, 2006, respectively. Sublease rental income was not material for any period presented herein.

Other Matters

The Company along with several pharmaceutical companies, is involved in twenty-four product liability lawsuits relating to Amnesteem® (isotretinoin), a product manufactured by us. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings including determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

The Company also from time-to-time becomes involved in disputes or litigation incidental to its business, including without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs and disputes involving the loss of a customer’s active pharmaceutical ingredient incidental to the Company’s manufacturing services. The Company intends to vigorously defend itself against such disputes and litigation and does not currently believe that the outcome of any such disputes or litigation will have a material adverse effect on the Company’s financial statements.

15. PROPERTY AND EQUIPMENT IMPAIRMENT CHARGES AND OTHER

The Company classifies certain asset impairments related to restructurings in special items, which are included in operating earnings within the statements of operations. Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are classified within “impairment charges and other” within the statements of operations. These asset impairment charges were included within the Unallocated line in the segment results in Note 17.

During the fiscal year ended June 30, 2008 and the periods April 10, 2007 to June 30, 2007, July 1, 2006 to April 9, 2007 and for the fiscal year ended June 30, 2006, the Company recorded charges/(gains) of $107.0 million, $(0.2) million, $(1.3) million and $8.8 million, respectively.

Successor Periods

During the fourth quarter of fiscal 2008, the Company completed its required annual goodwill impairment assessment under SFAS 142, which resulted in a $239.0 million charge to goodwill impairment within the Packaging Services segment on the statement of operations. See Note 4 for further discussion of goodwill impairment. As a result of recording this goodwill impairment in fiscal 2008, the Company completed the required review of long-lived assets under SFAS 144 within the Packaging Services segment to test for recoverability and recorded a non-cash charge of $42.4 million within the Packaging Services segment. During the fourth quarter of fiscal 2008, the Company made a determination that certain property and equipment within the Oral Technologies segment and within the Sterile Technologies segment had become impaired as a result of unfavorable business performance during the fiscal year. The Company performed an evaluation of these long-lived assets which resulted a $64.2 million charge to property and equipment impairment on the Statement of Operations.

During the period April 10, 2007 to June 30, 2007, the Company did not record any significant asset impairment and (gain)/loss on sale of assets.

Predecessor Periods

During the period July 1, 2006 to April 9, 2007, the Company incurred the following asset impairment and (gain)/loss on sale of assets:

•	A loss of $1.0 million associated with the sale of one of the Oral Technologies segment facilities. See Note 3 to the Company’s financial statements.

•	A gain of $5.0 million on sale of business within the Oral Technologies segment. See Note 3 to the Company’s financial statements.

•

An asset impairment of $1.8 million based upon a discounted cash flow analysis performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based upon change in management’s expected use of the assets related to the Sterile Technologies segment.

During fiscal 2006, The Company incurred the following asset impairment charges:

•

The Packaging Services segment recorded an impairment of $3.9 million. This impairment related primarily to recognizing reductions in the value of assets based on discounted cash flow analyses performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based upon a change in management’s expected use of the assets.

•

An additional charge of $3.2 million was recorded based upon final settlement of a purchase agreement associated with a sale of a non-strategic business within the Oral Technologies segment during fiscal 2004.

16. SEGMENT INFORMATION

The Company conducts its business within the following three segments: Oral Technologies, Sterile Technologies, and Packaging Services (See Note 1 for description of segments and the reorganization of the segments). The Company evaluates the performance of its segments based on segment net earnings before interest income/expense, provision (benefit) for income taxes and depreciation and amortization (“EBITDA”). The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables include net revenue and EBITDA during the fiscal year ended June 30, 2008 and the periods April 10, 2007 to June 30, 2007, July 1, 2006 to April 9, 2007 and for the fiscal year ended June 30, 2006.

	Successor		Predecessor
	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2006
(in millions)
Oral Technologies
Net revenue	$1,039.0	$239.1	$704.2	$911.1
Segment EBITDA	236.3	45.7	173.0	205.8
Sterile Technologies
Net revenue	301.0	64.3	184.8	265.1
Segment EBITDA	25.7	5.2	(1.7)	39.2
Packaging Services
Net revenue	531.3	129.1	422.6	482.6
Segment EBITDA	61.9	18.8	63.1	80.4
Unallocated Costs (1)	(557.5)	(156.6)	(112.5)	(125.0)
Inter-segment revenue elimination	(43.3)	(9.0)	(31.4)	(46.6)

	Successor		Predecessor
	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2006
Combined Total
Net revenue	1,828.0	$423.5	1,280.2	1,612.2
EBITDA from continuing operations	$(233.6)	$(86.9)	$121.9	$200.4

(1)	Unallocated Costs include special items, equity-based compensation, impairment charges, certain other Corporate directed costs, and other costs that are not allocated to the segments as follows:

	Successor		Predecessor
	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2006
(in millions)
Goodwill impairment	$(239.0)	—	—	—
Other definite lived intangible assets impairment	(11.6)	—	—	—
Property and equipment impairment and gain/loss on sale of assets	(107.0)	0.2	1.3	(8.8)
Equity compensation	(8.2)	(1.0)	(35.1)	(29.5)
Restructuring and other special items	(23.7)	(25.5)	(22.0)	(11.8)
In-process research and development	—	(112.4)	—	—
Sponsor advisory fee	(10.0)	(2.2)	—	—
Minority interest, net	(3.5)	(0.7)	(3.9)	(2.0)
Other expense, net	(144.6)	(0.7)	(0.8)	(1.7)
Cardinal allocation	—	—	(53.1)	(55.1)
Non-allocated corporate costs, net	(9.9)	(14.3)	1.1	(16.1)

Total unallocated costs	$(557.5)	$(156.6)	$(112.5)	$(125.0)

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA:

	Successor		Predecessor
	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2006
(in millions)
Earnings/(loss) from continuing operations	$(515.0)	$(147.0)	$37.4	$71.1
Depreciation and amortization	162.0	37.2	77.6	87.2
Interest expense, net	201.2	44.1	8.9	6.8
Benefit/(provision) for income taxes	(81.8)	(21.2)	(2.0)	35.3

EBITDA	$(233.6)	$(86.9)	$121.9	$200.4

The following tables include depreciation and amortization expense and capital expenditures for the fiscal year ended June 30, 2008 and the periods April 10, 2007 to June 30, 2007, July 1, 2006 to April 9, 2007 and for the fiscal year ended June 30, 2006 for each segment, as well as reconciling items necessary to total the amounts reported in the financial statements:

Depreciation and Amortization Expense

	Successor		Predecessor
	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2006
(in millions)
Oral Technologies	$84.2	$20.3	$38.3	$45.0
Sterile Technologies	33.7	7.2	14.7	14.0
Packaging Services	34.8	7.9	20.4	25.0
Corporate	9.3	1.8	4.2	3.2

Total depreciation and amortization expense	$162.0	$37.2	$77.6	$87.2

Capital Expenditures

	Successor		Predecessor
	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2006
(in millions)
Oral Technologies	$42.4	$6.8	$28.7	$53.2
Sterile Technologies	18.1	4.7	50.2	21.6
Packaging Services	19.5	2.3	24.0	26.6
Corporate	4.8	5.0	1.7	0.6

Total capital expenditures	$84.8	$18.8	$104.6	$102.0

The following table includes total assets at June 30, 2008 and 2007 for each segment as well as reconciling items necessary to total the amounts reported in the financial statements:

Assets

	2008	2007
(in millions)
Oral Technologies	$2,466.0	$2,173.7
Sterile Technologies	558.7	918.3
Packaging Services	777.3	861.1
Corporate and eliminations	(297.2)	(173.1)
Assets held for sale	1.5	82.3

Total assets	$3,506.3	$3,862.3

The following table presents revenue and long-lived assets by geographic area:

	Net Revenue				Long-Lived Assets(1)
	Successor		Predecessor		As of June 30, 2008	As of June 30, 2007
	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2008
(in millions)
United States	$691.5	$170.2	$526.6	$760.7	$1,205.7	$1,026.8
Europe	885.8	211.3	638.3	718.2	937.7	906.5
International other	268.5	45.8	129.3	162.8	616.8	1,090.8
Eliminations	(17.8)	(3.8)	(14.0)	(29.5)	—	—

Total	$1,828.0	$423.5	$1,280.2	$1,612.2	$2,760.1	$3,024.1

(1)	Long-lived assets include property and equipment, net of accumulated depreciation; intangible assets, net of accumulated amortization; and goodwill.

17. SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at June 30, 2008 and June 30, 2007 are detailed in the following tables, and reflect the impact of the evaluation of the fair values of the real and personal property, inventory and certain identifiable intangible assets in connection with the purchase price allocation related to the Acquisition, as follows:

Inventories

Work-in-process and finished goods inventories include raw materials, labor and overhead. Inventories consisted of the following at June 30:

	2008	2007
(in millions)
Raw materials and supplies	$129.9	$128.3
Work-in-process	31.7	34.3
Finished goods	73.1	72.6

Total inventory, gross	234.7	235.2
Inventory reserves	(20.4)	(16.3)

Total inventory, net	$214.3	$218.9

Prepaid and other assets

Prepaid and other assets consist of the following at June 30:

	2008	2007
(in millions)
Prepaid expenses	$22.5	$21.6
Spare parts supplies	14.7	13.5
Deferred taxes	10.9	6.3
Other current assets	26.9	40.6

Total prepaid and other assets	$75.0	$82.0

Property and Equipment

Property and equipment consist of the following at June 30:

	2008	2007
(in millions)
Land, buildings and improvements	$445.7	$431.5
Machinery and equipment	616.7	566.1
Furniture and fixtures	13.9	11.1
Construction in progress	52.9	76.0

Property and equipment, at cost	1,129.2	1,084.7
Accumulated depreciation	(178.4)	(28.6)

Property and equipment, net	$950.8	$1,056.1

Other Assets

Other assets consist of the following at June 30:

	2008	2007
(in millions)
Deferred long term debt financing costs	$60.9	$54.7
Deferred taxes	4.1	—
Other	7.5	7.3

Total other assets	$72.5	$62.0

Other Accrued Liabilities

Other accrued liabilities consist of the following at June 30:

	2008	2007
(in millions)
Accrued employee-related expenses	$67.3	$68.8
Restructuring accrual.	4.3	8.2
Deferred income taxes	3.2	3.2
Accrued interest	18.1	19.4
Interest rate swaps	14.2	0.2
Other accrued liabilities and expenses	59.1	74.7

Total other accrued liabilities	$166.2	$174.5

Allowance for Doubtful Accounts

Trade receivables allowance for Doubtful Accounts activity as follows:

	Successor		Predecessor
	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007
Trade receivables allowance for doubtful accounts
Beginning balance	$6.7	$6.6	$5.4
Charged to costs and expenses	3.0	0.1	1.8
Deductions	(3.5)	—	(0.6)

Ending balance	$6.2	$6.7	$6.6

Inventory Reserve

Inventories reserve activity as follows:

	Successor		Predecessor
	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007
Inventories reserve
Beginning balance	$16.3	$20.3	$18.6
Charged to costs and expenses	20.9	5.1	8.1
Deductions	(16.8)	(9.1)	(6.4)

Ending balance	$20.4	$16.3	$20.3

18. SUBSEQUENT EVENTS

On September 22, 2008, the Company announced that it has decided, in the context of its strategic plan for the Sterile Technologies segment, to consider strategic alternatives with respect to its North Raleigh, North Carolina facility, including a possible sale of the business or assets of the facility. This decision resulted from an overall strategic review in which the Company’s management determined that the business at the facility is not expected to achieve the Company’s growth and profitability objectives. The Company will continue to meet its commitments to the facility’s current customers and regulators. For financial reporting purposes, the Company intends to classify the operations of the facility within discontinued operations when all relevant requirements have been met.

19. GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS

All obligations under the senior secured credit agreement, the Senior Toggle Notes and the Senior Subordinated Notes are unconditionally guaranteed by each of the Company’s existing U.S. wholly owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions. See Note 7 for additional discussion.

The following condensed financial information presents the Company’s Consolidating Balance Sheet as of June 30, 2008 and 2007 and Consolidating Statement of Operations and Statement of Cash Flows for the fiscal year ended June 30, 2008 and for the period April 10, 2007 through June 30, 2007 and the Predecessor’s Combining Statements of Operations and Cash Flows for the periods July 1, 2006 through April 9, 2007, and the year ended June 30, 2006 for: (a) Catalent Pharma Solutions, Inc. (“Issuer and/or Parent”); (b) the guarantor subsidiaries; (c) the non guarantor subsidiaries and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non guarantor subsidiaries on a Consolidated and Combined basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Combining Statements of Operations

For the Year Ended June 30, 2008

(Successor)

(in millions)

	Issuer	Guarantor	Non Guarantors	Eliminations	Catalent
Statement of Operations Data:
Net revenue	$—	$691.5	$1,154.3	$(17.8)	$1,828.0
Cost of products sold	—	510.1	873.5	(17.8)	1,365.8

Gross margin	—	181.4	280.8	—	462.2
Selling, general and administrative expenses	—	184.6	143.8	—	328.4
Impairment charges and (gain)/loss on sale of asset	—	163.2	194.4	—	357.6
In-process research and development (IPR&D)	—	—	—	—	—
Restructuring and other special items	—	20.8	2.9	—	23.7

Operating (loss)/earnings	—	(187.2)	(60.3)	—	(247.5)
Interest expense, net	196.6	(0.2)	4.8	—	201.2
Other expense, net	108.4	(32.2)	68.4	—	144.6

Earnings/(loss) from continuing operations before income taxes and minority interest	(305.0)	(154.8)	(133.5)	—	(593.3)
Income tax (benefit)/expense	(76.0)	(0.5)	(5.3)	—	(81.8)
Minority interest, net of tax expense/(benefit)	—	—	3.5	—	3.5

(Loss)/earnings from continuing operations	(229.0)	(154.3)	(131.7)	—	(515.0)
Earnings/(loss) from discontinued operations, net of tax provision/(benefit)	—	2.9	(27.6)	—	(24.7)

Net (loss)/earnings	$(229.0)	$(151.4)	$(159.3)	$—	$(539.7)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the period April 10, 2007 to June 30, 2007

(Successor)

(in millions)

	Issuer	Guarantor Subsidiaries	Non Guarantors Subsidiaries	Eliminations	Successor Consolidated
	(in millions)
Net revenue	$—	$170.1	$257.2	$(3.8)	$423.5
Cost of products sold	—	129.5	207.3	(3.8)	333.0

Gross margin	—	40.6	49.9	—	90.5
Selling, general and administrative expenses	—	42.2	33.3	—	75.5
Impairment charges and (gain)/loss on sale of asset	—	(0.2)	—	—	(0.2)
In-process research and development (IPR&D)	—	31.3	81.1	—	112.4
Restructuring and other special items	—	21.0	4.5	—	25.5

Operating loss	—	(53.7)	(69.0)	—	(122.7)
Interest expense, net	43.1	0.7	0.3	—	44.1
Other expense, net	107.2	0.2	2.8	(109.5)	0.7

Earnings/(loss) from continuing operations before income taxes and minority interest	(150.3)	(54.6)	(72.1)	109.5	(167.5)
Income tax (benefit)/expense	—	(22.4)	1.2	—	(21.2)
Minority interest, net of tax expense/(benefit) of $(0.5)	—	—	0.7	—	0.7

(Loss)/earnings from continuing operations	(150.3)	(32.2)	(74.0)	109.5	(147.0)
Loss from discontinued operations, net of tax provision/(benefit) of $(1.8)	—	(3.4)	0.1	—	(3.3)

Net (loss)/earnings	$(150.3)	$(35.6)	$(73.9)	$109.5	$(150.3)

Catalent Pharma Solutions, Inc. and Subsidiaries

Combining Statements of Operations

For the period July 1, 2006 to April 9, 2007

(Predecessor)

(in millions)

	Parent	Guarantor Subsidiaries	Non Guarantors Subsidiaries	Eliminations	Predecessor Combined
Net revenue	$—	$526.6	$767.6	$(14.0)	$1,280.2
Cost of products sold	—	394.1	595.1	(14.0)	975.2

Gross margin	—	132.5	172.5	—	305.0
Selling, general and administrative expenses	—	158.1	77.2	—	235.3
Impairment charges and (gain)/loss on sale of asset	—	(3.7)	2.4	—	(1.3)
In-process research and development (IPR&D)	—	—	—	—	—
Restructuring and other special items	—	17.9	4.1	—	22.0

Operating (loss)/earnings	—	(39.8)	88.8	—	49.0
Interest expense, net	(1.7)	1.5	9.1	—	8.9
Other, net	(23.2)	0.8	(1.7)	24.9	0.8

Earnings/(loss) from continuing operations before income taxes and minority interest	24.9	(42.1)	81.4	(24.9)	39.3
Income tax (benefit)/expense	—	(20.6)	18.6	—	(2.0)
Minority interest, net of tax expense/(benefit) of $(3.2)	—	—	3.9	—	3.9

(Loss)/earnings from continuing operations	24.9	(21.5)	58.9	(24.9)	37.4
Earnings/(loss) from discontinued operations, net of tax provision/(benefit) of $(6.6)	—	(8.8)	(3.7)	—	(12.5)

Net (loss)/earnings	$24.9	$(30.3)	$55.2	$(24.9)	$24.9

Catalent Pharma Solutions, Inc. and Subsidiaries

Combining Statements of Operations

For the Year Ended June 30, 2006

(Predecessor)

(in millions)

	Parent	Guarantor Subsidiaries	Non Guarantors Subsidiaries	Eliminations	Predecessor Combined
Net revenue	$—	$760.7	$881.0	$(29.5)	$1,612.2
Cost of products sold	—	534.0	687.5	(29.5)	1,192.0

Gross margin	—	226.7	193.5	—	420.2
Selling, general and administrative expenses	—	192.9	89.8	—	282.7
Impairment charges and (gain)/loss on sale of asset	—	5.5	3.3	—	8.8
In-process research and development (IPR&D)	—	—	—	—	—
Restructuring and other special items	—	14.4	(2.6)	—	11.8

Operating (loss)/earnings	—	13.9	103.0	—	116.9
Interest expense, net	2.2	(2.6)	7.2	—	6.8
Other, net	(53.2)	(1.3)	3.0	53.2	1.7

Earnings/(loss) from continuing operations before income taxes and minority interest	51.0	17.8	92.8	(53.2)	108.4
Income tax (benefit)/expense	—	7.8	27.5	—	35.3
Minority interest, net of tax expense/(benefit) of $(2.2)	—	—	2.0	—	2.0

(Loss)/earnings from continuing operations	51.0	10.0	63.3	(53.2)	71.1
Earnings/(loss) from discontinued operations, net of tax provision/(benefit) of $(10.7)	—	(11.5)	(8.6)	—	(20.1)

Net (loss)/earnings	$51.0	$(1.5)	$54.7	$(53.2)	$51.0

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2008

(Successor)

(in millions)

	Issuer	Guarantor	Non Guarantors	Eliminations	Successor Consolidated
Assets
Current Assets
Cash and equivalents	$—	$12.1	$60.3	$—	$72.4
Trade receivables, net	—	110.2	200.3	—	310.5
Intercompany receivables	—	—	306.2	(306.2)	—
Inventories, net	—	56.7	157.6	—	214.3
Prepaid expenses and other	1.7	30.8	42.5	—	75.0
Assets held for sale	—	—	1.5	—	1.5

Total current assets	1.7	209.8	768.4	(306.2)	673.7
Property and equipment, net	—	507.2	443.7	(0.1)	950.8
Goodwill, net	—	556.6	734.7	—	1,291.3
Other intangibles, net	—	219.1	298.9	—	518.0
Investment in subsidiaries	2,761.8	—	—	(2,761.8)	—
Other assets	110.5	9.5	(47.5)	—	72.5

Total assets	$2,874.0	$1,502.2	$2,198.2	$(3,068.1)	$3,506.3

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.8	$6.6	$7.8	$—	$29.2
Accounts payable	—	42.1	98.4	—	140.5
Intercompany accounts payable	147.6	81.2	—	(228.8)	—
Other accrued liabilities	32.1	71.8	62.3	—	166.2
Liabilities held for sale	—	—	—	—	—

Total current liabilities	194.5	201.7	168.5	(228.8)	335.9
Long-term obligations, less current portion	2,351.6	4.7	26.0	—	2,382.3
Intercompany long-term debt	24.1	—	53.4	(77.5)	—
Other liabilities	(69.1)	142.6	122.6	—	196.1
Minority Interest	—	—	3.1	—	3.1
Commitment and Contingencies	—	—	—	—	—
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,072.6	—	—	—	1,072.6
Shareholder’s equity	—	1,152.7	1,609.1	(2,761.8)	—
Accumulated deficit	(690.0)	—	—	—	(690.0)
Accumulated other comprehensive income/(loss)	(9.7)	0.5	215.5	—	206.3

Total Shareholder’s equity	372.9	1,153.2	1,824.6	(2,761.8)	588.9

Total liabilities and Shareholder’s equity	$2,874.0	$1,502.2	$2,198.2	$(3,068.1)	$3,506.3

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2007

(Successor)

(in millions)

	Issuer	Guarantor Subsidiaries	Non Guarantors Subsidiaries	Eliminations	Successor Consolidated
Assets
Current Assets:
Cash and equivalents	$—	$15.3	$67.4	$—	$82.7
Trade receivables, net	—	119.0	191.3	—	310.3
Intercompany receivables	14.9	6.3	—	(21.2)	—
Inventories, net	—	60.0	158.9	—	218.9
Prepaid expenses and other	13.7	21.7	46.6	—	82.0
Assets held for sale	—	39.7	42.6	—	82.3

Total current assets	28.6	262.0	506.8	(21.2)	776.2
Property and equipment, net	—	525.3	530.8	—	1,056.1
Goodwill	—	513.8	907.9	—	1,421.7
Other intangibles, net	—	239.9	306.4	—	546.3
Investment in subsidiaries	3,072.4	—	—	(3,072.4)	—
Intercompany long-term receivable	58.5	13.2	—	(71.7)	—
Other assets	54.7	5.5	1.8	—	62.0

Total assets	$3,214.2	$1,559.7	$2,253.7	$(3,165.3)	$3,862.3

Liabilities and Shareholder’s Equity

Current Liabilities:
Current portion of long-term obligations and other short-term borrowings	$28.1	$7.4	$0.9	$—	$36.4
Accounts payable	—	29.1	85.5	—	114.6
Intercompany accounts payable	—	—	21.2	(21.2)	—
Other accrued liabilities	19.3	60.8	94.4	—	174.5
Liabilities held for sale	—	8.9	27.2	—	36.1

Total current liabilities	47.4	106.2	229.2	(21.2)	361.6
Long-term obligations, less current portion	2,269.4	6.2	—	—	2,275.6
Intercompany long-term debt	—	—	71.7	(71.7)	—
Other liabilities	—	92.5	215.4	—	307.9
Minority Interest	—	—	6.6	—	6.6

Commitment and Contingencies

Shareholder’s Equity:

Common stock $0.1 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,049.9	—	—	—	1,049.9
Shareholder’s equity	—	1,352.6	1,719.8	(3,072.4)	—
Accumulated deficit	(150.3)	—	—	—	(150.3)
Accumulated other comprehensive income/(loss)	(2.2)	2.2	11.0	—	11.0

Total Shareholder’s Equity	897.4	1,354.8	1,730.8	(3,072.4)	910.6

Total liabilities and shareholder’s equity	$3,214.2	$1,559.7	$2,253.7	$(3,165.3)	$3,862.3

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Year Ended June 30, 2008

(Successor)

(in millions)

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Successor Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/earnings	(229.0)	(151.4)	(159.3)	—	(539.7)
Loss from discontinued operations	—	2.9	(27.6)	—	(24.7)

Loss/earnings from continuing operations	(229.0)	(154.3)	(131.7)	—	(515.0)
Adjustments to reconcile loss/earnings from continued operations to net cash from operations:
Depreciation and amortization	—	99.1	62.9	—	162.0
Unrealized foreign currency transaction losses on Euro-denominated debt	111.0	—	—	—	111.0
Unrealized Foreign exchange losses on inter-company transactions	—	—	38.2	—	38.2
Amortization of debt financing costs	8.5	—	—	—	8.5
Minority interest	—	—	3.5	—	3.5
Non-cash restructuring and other special items	—	0.7	—	—	0.7
Asset impairments and (gain)/loss on sale of assets	—	163.2	194.4	—	357.6
Gain on repurchase of long-term debt	(3.8)	—	—	—	(3.8)
Equity compensation 8	8.2	—	—	—	8.2
In-process research and development	—	—	—	—	—
Provision/(benefit) for deferred income taxes	(76.0)	(0.8)	(27.8)	—	(104.5)
Provisions for bad debts and inventory	—	11.4	12.5	—	23.9
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	7.7	9.0	—	16.7
Decrease/(Increase) in inventories	—	(7.2)	7.9	—	0.7
Increase/(Decrease) in accounts payable	—	13.0	1.3	—	14.3
Other accrued liabilities and operating items, net	(19.7)	(247.0)	228.4	—	(38.3)

Net cash provided by operating activities from continuing operations	(200.8)	(114.2)	398.6	—	83.7

Net cash provided by/(used in) operating activities from discontinued operations	—	(0.4)	(6.6)	—	(7.0)
Net cash provided by operating activities	(200.8)	(114.6)	392.0	—	76.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired
Proceeds from sale of property and equipment	—	0.3	0.3	—	0.7
Additions to property and equipment	—	(31.5)	(53.3)	—	(84.8)

Net cash used in investing activities from continuing operations	—	(31.2)	(53.0)	—	(84.1)
Net cash used in investing activities from discontinued operations	—	(1.0)	(2.3)	—	(3.3)

Net cash used in investing activities	—	(32.2)	(55.3)	—	(87.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	245.1	145.1	(390.2)	—	—
Net change in short-term borrowings	(10.5)	—	(3.9)	—	(14.4)
Repayments of long-term obligations	(29.2)	(1.4)	—	—	(30.6)
Proceeds from long-term obligations	(4.2)	—	37.8	—	33.6
Long term debt financing costs	(14.8)	—	—	—	(14.8)
Equity contributions	14.5	—	—	—	14.5

Net cash (used in)/ provided by financing activities from continuing operations	200.9	143.7	(356.3)	—	(11.7)
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	200.9	143.7	(356.3)	—	(11.7)

Effect of foreign currency on cash	—	—	12.3	—	12.1

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	—	(3.1)	(7.3)	—	(10.3)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	15.2	67.5	—	82.7

CASH AND EQUIVALENTS AT END OF PERIOD	—	12.1	60.2	—	72.4

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the period April 10, 2007 to June 30, 2007

(Successor)

(in millions)

	Issuer	Guarantor Subsidiaries	Non Guarantors Subsidiaries	Eliminations	Successor Consolidated
Cash Flows From Operating Activities:
Net (loss)/earnings	$(150.3)	$(35.6)	$(73.9)	$109.5	$(150.3)
Loss from discontinued operations	—	3.4	(0.1)	—	3.3

(Loss)/earnings from continuing operations	(150.3)	(32.2)	(74.0)	109.5	(147.0)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	—	18.6	18.6	—	37.2
Amortization of debt financing costs	1.6	—	—	—	1.6
Income from subsidiaries	109.5	—	—	(109.5)	—
Minority interest	—	—	0.7	—	0.7
Non-cash restructuring and other special items	—	0.7	—	—	0.7
Asset impairments and (gain)/loss on sale of assets	—	0.2	(0.4)	—	(0.2)
Equity-based compensation	—	1.0	—	—	1.0
In-process research and development	—	31.3	81.1	—	112.4
Provision/(benefit) for deferred income taxes	—	(23.5)	(3.5)	—	(27.0)
Provisions for bad debts and inventory	—	0.5	3.9	—	4.4
Change in operating assets and liabilities net of acquisitions:
(Increase) decrease in trade receivables	—	(13.7)	(17.3)	—	(31.0)
(Increase) decrease in inventories	—	14.9	7.9	—	22.8
Increase (decrease) in accounts payable	—	4.3	15.0	—	19.3
Change in accrued liabilities and other operating	6.2	12.7	55.2	—	74.1

Net cash provided by/(used in) operating activities from continuing operations	(33.0)	14.8	87.2	—	69.0
Net cash provided by/(used in) operating activities from discontinued operations	—	(2.0)	4.7	—	2.7

Net cash provided by/(used in) operating activities	(33.0)	12.8	91.9	—	71.7

Cash Flows From Investing Activities:
Acquisition of subsidiaries, net of divestitures and cash acquired	(3,285.5)	—	—	—	(3,285.5)
Proceeds from sale of property, equipment	—	0.1	(0.1)	—	—
Additions to property and equipment	—	(10.8)	(8.0)	—	(18.8)

Net cash used in investing activities from continuing operations	(3,285.5)	(10.7)	(8.1)	—	(3,304.3)
Net cash used in investing activities from discontinued operations		(0.6)	(0.5)	—	(1.1)

Net cash used in investing activities	(3,285.5)	(11.3)	(8.6)	—	(3,305.4)

Cash Flows From Financing Activities:
Net change in short-term borrowings	—	—	0.8	—	0.8
Intercompany	30.6	9.4	(40.0)	—	—
Repayments of long-term obligations	—	(3.1)	(2.2)	—	(5.3)
Proceeds from long-term obligations	2,292.9	8.9	—	—	2,301.8
Long term debt financing costs	(56.3)	—	—	—	(56.3)
Issuance of common stock	1,048.9	—	—	—	1,048.9

Net cash provided by/(used in) financing activities from continuing operations	3,316.1	15.2	(41.4)	—	3,289.9
Net cash provided by/(used in) financing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	3,316.1	15.2	(41.4)	—	3,289.9

Effect of foreign currency	2.4	2.0	(0.3)	—	4.1
Net Increase/(Decrease) in Cash and Equivalents	—	18.7	41.6	—	60.3
Cash and Equivalents at Beginning of Year	—	(3.4)	25.9	—	22.5

Cash and Equivalents at End of Year	$—	$15.3	$67.5	$—	$82.8

Catalent Pharma Solutions, Inc. and Subsidiaries

Combining Statements of Cash Flows

For the period July 1, 2006 to April 9, 2007

(Predecessor)

(in millions)

	Parent	Guarantor Subsidiaries	Non Guarantors Subsidiaries	Eliminations	Predecessor Combined
Cash Flows From Operating Activities:
Net (loss)/earnings	$24.9	$(30.3)	$55.2	$(24.9)	$24.9
Loss from discontinued operations	—	8.8	3.7	—	12.5

(Loss)/earnings from continuing operations	24.9	(21.5)	58.9	(24.9)	37.4
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	—	38.3	39.3	—	77.6
Amortization of debt financing costs	—	—	—	—	—
Income from subsidiaries	(24.9)	—	—	24.9	—
Minority interest	—	—	3.9	—	3.9
Non-cash restructuring and other special items	—	0.6	—	—	0.6
Asset impairments and (gain)/loss on sale of assets	—	(2.2)	0.9	—	(1.3)
Equity-based compensation	—	35.1	—	—	35.1
In-process research and development	—	—	—	—	—
Provision/(benefit) for deferred income taxes	—	(13.0)	(2.2)	—	(15.2)
Provisions for bad debts and inventory	—	0.9	2.5	—	3.4
Change in operating assets and liabilities net of acquisitions:
(Increase) decrease in trade receivables	—	13.9	(15.9)	—	(2.0)
(Increase) decrease in inventories	—	7.6	(15.6)	—	(8.0)
Increase (decrease) in accounts payable	—	(2.4)	14.3	—	11.9
Change in accrued liabilities and other operating	(1.3)	0.9	48.4	—	48.0

Net cash provided by/(used in) operating activities from continuing operations	(1.3)	58.2	134.5	—	191.4
Net cash provided by/(used in) operating activities from discontinued operations	—	(0.0)	(13.4)	—	(13.4)

Net cash provided by/(used in) operating activities	(1.3)	58.2	121.1	—	178.0

Cash Flows From Investing Activities:
Acquisition of subsidiaries, net of divestitures and cash acquired	—	10.7	—	—	10.7
Proceeds from sale of property, equipment	—	7.8	0.3	—	8.1
Additions to property and equipment	—	(77.3)	(27.3)	—	(104.6)

Net cash used in investing activities from continuing operations	—	(58.8)	(27.0)	—	(85.8)
Net cash used in investing activities from discontinued operations		(6.5)	(2.4)	—	(8.9)

Net cash used in investing activities	—	(65.3)	(29.4)	—	(94.7)

Cash Flows From Financing Activities:
Net change in short-term borrowings	—	—	(14.0)	—	(14.0)
Intercompany	5.2	(4.0)	(1.2)	—	—
Repayments of long-term obligations	—	(1.4)	(21.0)	—	(22.4)
Proceeds from long-term obligations	—	—	3.7	—	3.7
Tax benefit from exercises of stock options	—	—	—	—	—
Net transfers (to)/from Cardinal Health, Inc. and affiliates	(3.9)	17.4	(189.1)	—	(175.6)

Net cash provided by/(used in) financing activities from continuing operations	1.3	12.0	(221.6)	—	(208.3)
Net cash provided by/(used in) financing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	1.3	12.0	(221.6)	—	(208.3)

Effect of foreign currency	—	(4.9)	18.8	—	13.9
Net Increase (Decrease) in Cash and Equivalents	—	—	(111.1)	—	(111.1)
Cash and Equivalents at Beginning of Year	—	(3.4)	137.0		133.6

Cash and Equivalents at End of Year	$—	$(3.4)	$25.9	$—	$22.5

Catalent Pharma Solutions, Inc. and Subsidiaries

Combining Statements of Cash Flows

For the Fiscal Year Ended June 30, 2006

(Predecessor)

(in millions)

	Parent	Guarantor Subsidiaries	Non Guarantors Subsidiaries	Eliminations	Predecessor Combined
Cash Flows From Operating Activities:
Net (loss)/earnings	$51.0	$(1.5)	$54.7	$(53.2)	$51.0
Loss from discontinued operations	—	11.5	8.6	—	20.1

(Loss)/earnings from continuing operations	51.0	10.0	63.3	(53.2)	71.1
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	—	40.0	47.2	—	87.2
Amortization of debt financing costs	—	—	—	—	—
Income from subsidiaries	(53.2)	—	—	53.2	—
Minority interest	—	—	2.0	—	2.0
Non-cash restructuring and other special items	—	7.7	(2.9)	—	4.8
Asset impairments and (gain)/loss on sale of assets	—	5.5	3.1	—	8.6
Equity-based compensation	—	29.5	—	—	29.5
In-process research and development	—	—	—	—	—
Provision/(benefit) for deferred income taxes	—	1.6	1.9	—	3.5
Provisions for bad debts and inventory	—	0.9	0.9	—	1.8
Change in operating assets and liabilities net of acquisitions:
(Increase) decrease in trade receivables	—	(21.2)	(13.0)	—	(34.2)
(Increase) decrease in inventories	—	(20.5)	(3.5)	—	(24.0)
Increase (decrease) in accounts payable	—	(25.4)	9.4	—	(16.0)
Change in accrued liabilities and other operating	0.3	0.5	(4.3)	—	(3.5)

Net cash provided by/(used in) operating activities from continuing operations	(1.9)	28.6	104.1	—	130.8
Net cash provided by/(used in) operating activities from discontinued operations	—	(4.3)	14.7	—	10.4

Net cash provided by/(used in) operating activities	(1.9)	24.3	118.8	—	141.2

Cash Flows From Investing Activities:
Acquisition of subsidiaries, net of divestitures and cash acquired	—	—	(1.4)	—	(1.4)
Proceeds from sale of property, equipment	—	3.9	0.3	—	4.2
Additions to property and equipment	—	(59.1)	(42.9)	—	(102.0)

Net cash used in investing activities from continuing operations	—	(55.2)	(44.0)	—	(99.2)
Net cash used in investing activities from discontinued operations		(8.8)	(1.6)	—	(10.4)

Net cash used in investing activities	—	(64.0)	(45.6)	—	(109.6)

Cash Flows From Financing Activities:
Net change in short-term borrowings	—	1.7	(28.7)	—	(27.0)
Intercompany	1.8	9.2	(11.0)	—	—
Repayments of long-term obligations	—	(2.1)	(9.8)	—	(11.9)
Proceeds from long-term obligations	—	—	0.5	—	0.5
Tax benefit from exercises of stock options	—	2.4	—	—	2.4
Net transfers (to)/from Cardinal Health, Inc. and affiliates	0.1	33.0	(22.0)	—	11.1

Net cash provided by/(used in) financing activities from continuing operations	1.9	44.2	(71.0)	—	(24.9)
Net cash provided by/(used in) financing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	1.9	44.2	(71.0)	—	(24.9)

Effect of foreign currency	—	(3.7)	16.5	—	12.8
Net Increase (Decrease) in Cash and Equivalents	—	0.8	18.7	—	19.5
Cash and Equivalents at Beginning of Year	—	(4.2)	118.3	—	114.1

Cash and Equivalents at End of Year	$—	$(3.4)	$137.0	$—	$133.6

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Interim President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our Interim President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based upon that evaluation and because of the identification of the material weakness in the Company’s internal control over financial reporting described below, our Interim President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2008. See Exhibits 31.1 and 31.2 for the Certification Statements issued by our Interim President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer.

Internal Control Over Financial Reporting

In the Prospectus, management concluded that, for the fiscal year ended June 30, 2007, certain controls over the financial closing and reporting process did not operate as designed, which resulted in two significant deficiencies: (i) the income tax provision process was not operating effectively to identify errors primarily related to purchase accounting discrete items; and (ii) the financial oversight process was not operating effectively to identify errors related to the completion of routine account balance analysis, various accrual accounts, inventory accounts and spare parts analysis as well as other judgmental account balances such as inventory and accounts receivable reserves.

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

As of June 30, 2008 and as described under “Remediation of Prior Significant Deficiency” below, the significant deficiency relating to the controls over income tax provision process no longer existed. However, the outstanding significant deficiency related to financial oversight process, combined with the handling of complex accounting matters including SFAS 142 and 144, and the restatement of the Company’s interim financial results associated with the application of SFAS 133 have been determined by management to constitute a material weakness in the internal controls over financial reporting.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

John Lowry Separation Agreement

The Company and Mr. Lowry entered into a separation agreement, dated September 26, 2008, in connection with his termination of employment. The separation agreement provides him with the same severance payments and benefits he was entitled to under his employment agreement and his stock option agreement entered into in connection with the 2007 PTS Holdings Corp. Stock Incentive Plan in connection with a termination by us without cause. In addition, we agreed to recommend to the board of directors of PTS Holdings Corp. that all of Mr. Lowry’s 1,172.836 shares of PTS Holdings Corp. be repurchased at a repurchase price of $1,000 per share for an aggregate repurchase price of $1,172,836. The separation agreement supersedes the terms of the employment agreement. The separation agreement is filed as Exhibit 10.1 hereto and is hereby incorporated by reference. The form of option agreement has been previously filed by the Company with the SEC and the terms are hereby incorporated by reference.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors of the Registrant

The following table sets forth information about our executive officers and directors including their respective ages as of September 1, 2008:

Name	Age	Position
George Fotiades	55	Interim President & Chief Executive Officer, Chairman of the Board and Director
Matthew Walsh	42	Senior Vice President and Chief Financial Officer
Thomas J. Stuart	47	Group President, Oral Technologies
Richard Yarwood	54	Group President, Sterile Technologies
Tracy Tsuetaki	48	Group President, Packaging Services
Alan Myers	49	Senior Vice President, Operations
Edward C. Thiele	63	Senior Vice President, Global Quality & Regulatory Affairs
Harry F. Weininger	57	Senior Vice President, Human Resources
Samrat S. Khichi	41	Senior Vice President, General Counsel and Secretary
Roy Satchell	49	Senior Vice President, Information Technology
Bill Bolding	58	Senior Vice President, Operational Excellence
David Heyens	52	Senior Vice President, Global Sales
Marc Wolff	41	Vice President, Business Transformation
Chinh E. Chu	41	Director
Michael Dal Bello	37	Director
Peter Baird	42	Director
Bruce McEvoy	31	Director
Paul Clark	61	Director
Aleksandar Erdeljan	58	Director

George Fotiades has been Chairman of the Board and a director since June 2007 and Interim President and Chief Executive Officer since July 30, 2008. Previously, Mr. Fotiades was President and Chief Operating Officer of Cardinal Health, Inc; President and Chief Executive Officer of the Predecessor, Cardinal’s Pharmaceutical Technologies and Services segment; and President and Chief Operating Officer of R.P. Scherer Corporation. Mr. Fotiades has served in a variety of executive roles at Warner-Lambert, Bristol-Myers Squibb, Wyeth and Procter & Gamble. Mr. Fotiades is Chairman of the Healthcare investment practice at Diamond Castle Holdings, as well as a director of Prologis, Cantel Medical Corp. and The Alberto-Culver Company.

Matthew Walsh has served as our Senior Vice President and Chief Financial Officer since April 2008. Prior to joining the Company, Mr. Walsh served as President and Chief Financial Officer of Escala Group, Inc., a global collectibles network and precious metals trader. From 1996 through 2006, Mr. Walsh held positions of increasing responsibility in corporate development, accounting and finance at diversified industrial manufacturer GenTek, Inc., culminating in his appointment as Vice President and Chief Financial Officer. Prior to GenTek, he served in corporate development and other roles in banking and the chemicals industry. Mr. Walsh received a B.S. in chemical engineering and an MBA from Cornell University, and is a CFA® charterholder.

Thomas J. Stuart has served as our Group President, Oral Technologies, since July 2007. Mr. Stuart joined the Company from Arthur Andersen & Co. in 1990, and has held financial and other executive leadership roles since, including President of Oral Technologies through August 2006, and President of Global Contract Manufacturing and Services from January through July 2007. Mr. Stuart has a B.S. in accounting and finance from Michigan State University in East Lansing, Michigan.

Richard Yarwood has served as our Group President, Sterile Technologies, since July 2007. Since joining the Company in 1987, Dr. Yarwood has held a variety of roles in scientific, business unit and regional management, including President of our Modified Release Technologies business, and Regional President for Europe. In June 2006 his role was expanded to include the Asia-Pacific region. Dr. Yarwood previously held technical and management positions for Wellcome, Merck, Pfizer and Wyeth. Dr. Yarwood has a degree in pharmacy, a Ph.D. in pharmaceutical sciences, and an MBA.

Alan Myers has served as our Senior Vice President, Operations since August 2006. Mr. Myers joined us in August 2006 after more than 20 years of global operations leadership experience with the Medical Products Manufacturing operations of Cardinal, most recently Managing Director and Chief Executive Officer of Cardinal Health Singapore from 2004 to 2006. Mr. Myers also served as a Board Member for the Economic Authority for The Republic of Singapore. Mr. Myers has a B.S. in business administration from the University of Tennessee, Knoxville.

Edward C. Thiele has served as our Senior Vice President of Global Quality & Regulatory Affairs since July 2007. Mr. Thiele joined as Vice President of Quality for the Oral Technologies business in 2002, assumed additional responsibilities for the Packaging Services business in 2003, and became our Senior Vice President, Global Quality in 2004, prior to assuming his current position. Mr. Thiele brings more than 35 years of pharmaceutical industry experience to the position, including both technical and operational roles at Hoffmann-LaRoche and Schering Plough. Mr. Thiele is a graduate of Rutgers University with a B.A in chemistry, and is an honorary member of the board of directors of the Newark (N.J.) Renaissance House.

Harry Weininger has served as our Senior Vice President, Human Resources since 2005. Mr. Weininger joined the Company in November 2004 as Vice President of Human Resources for the Oral Technologies and Packaging Services segments. Previously, Mr. Weininger served in a variety of human resources leadership roles for Campbell Soup from 1996 through 2004, as well as with PepsiCo previously. Mr. Weininger holds a Bachelor of Commerce degree from the University of British Columbia, Canada, and an Executive Masters in Human Resources from the University of Western Ontario, Canada.

Roy Satchell has served as our Senior Vice President, Information Technology since 2005. Mr. Satchell joined the Company in 1982, and since 2001 has held a series of global leadership roles within the information technology organizations of both Cardinal and the Company. He has a diploma in administrative management and a post graduate degree in Management Studies, both from Regents College, Swindon, U.K., and an MBA from Bristol University in Bristol, U.K.

Bill Bolding has served as our Senior Vice President, Operational Excellence since 2006. Mr. Bolding joined the Company in 1998, serving as Vice President and General Manager of several Packaging Services operations through 2002, and thereafter as global operations head for the Packaging Services and Oral Technologies segments. Mr. Bolding previously spent 21 years with Smurfit Stone Container Corporation as a plant engineer, plant manager and general manager for various sites. Mr. Bolding has B.S. degrees in aeronautical engineering and mathematics from the United States Air Force Academy, an M.S. in mathematics from Colorado State University, and an MBA with concentration in finance from Ball State University.

Tracy Tsuetaki has served as our Group President, Packaging Services since November 2007. Prior to joining the Company, Dr. Tsuetaki held senior level positions with Quintiles Transnational, including President of Quintiles Medical Communications and Consulting, and Senior Vice President of Global Business Development. His previous experience includes executive positions at Kaiser Pemanente and Ernst & Young. Dr. Tsuetaki holds an MBA from Northwestern University, Kellogg Graduate School of Management. He also has a doctorate in optometry and an M.S. in physiological optics from University of California—Berkeley, and a B.S. in nutritional science from University of California—Davis.

David Heyens has served as our Senior Vice President, Global Sales since June 2007. Mr. Heyens joined the Company in 1995, and served as President of the North American softgel business from 2000 to 2006, then as head of the global softgel business from 2006 to 2007. Mr. Heyens previously held a variety of sales and marketing leadership roles at Baxter and Procter & Gamble. Mr. Heyens holds a B.S. in business administration and marketing from St. Clair College of Applied Arts and Technologies, Canada.

Samrat Khichi has served as our Senior Vice President and General Counsel since October 2007. Previously, Mr. Khichi was Counsel in the Mergers and Acquisitions and Private Equity Group at O’Melveny & Myers. Prior to O’Melveny & Myers, Mr. Khichi served as a White House Fellow and was also an attorney in the Mergers and Acquisitions practice group of Shearman & Sterling. Mr. Khichi’s military service includes service as a field artillery officer in the U.S. Army, and as a reserve Lieutenant Commander, U.S. Navy Reserve. Mr. Khichi was the Deputy Director of the NY/NJ High Intensity Drug Trafficking Area. Mr. Khichi holds a B.S. from Georgetown University, and a J.D. cum laude and Order of the Coif from Fordham University School of Law.

Marc Wolff has served as our Vice President of Business Transformation since 2007, as well as serving as our Vice President Finance for Oral Technologies since 2004. Mr. Wolff joined the company in 1998, serving in a series of finance roles for both the Oral Technologies & Packaging Services segments. Mr. Wolff holds a Master in Management degree from Ecole Superieure de Commerce de Reims, France.

Chinh E. Chu has been a director since April 2007. Mr. Chu is a Senior Managing Director in the Corporate Private Equity group of The Blackstone Group. Mr. Chu has led Blackstone’s investment in Stiefel Laboratories, ReAble Therapeutics’ acquisition of DJ Orthopedics, Biomet, Catalent Pharma Solutions, Alliant, ReAble Therapeutics, Celanese, Nalco, SunGard Data Systems, Nycomed, and LIFFE. He has also been involved in Blackstone’s investments in FGIC, Graham Packaging, Sirius Satellite Radio, StorageApps, Haynes International, Prime Succession/Rose Hills, Interstate Hotels, HFS and Alco Holdings. Before joining Blackstone in 1990, Mr. Chu worked at Salomon Brothers in the Mergers & Acquisitions Department. Mr. Chu received a B.S. in Finance from the University of Buffalo, where he graduated summa cum laude. He currently serves as a Director of Alliant, Healthmarkets, DJO Incorporated, SunGard, Graham Packaging, and FGIC.

Michael Dal Bello has been a director since April 2007. Mr. Dal Bello is a Principal of The Blackstone Group, which he joined in 2002, and is actively involved in Blackstone’s healthcare investment activities. Previously Mr. Dal Bello worked at Hellman & Friedman LLC and at Bain & Company. Mr. Dal Bello received an MBA from Harvard Business School in 2002. Mr. Dal Bello currently serves on the boards of directors of Vanguard Health Services, Biomet, Team Health and Sithe Global.

Peter Baird has been a director since April 2007. Mr. Baird was previously President of DJO Incorporated, formerly known as ReAble Therapeutics, a portfolio company of Blackstone Capital Partners V, and prior to that was the Group President for Therapeutic Devices at ReAble Therapeutics, which he joined in October 2006. Mr. Baird received an MBA from Stanford Business School.

Bruce McEvoy has been a director since April 2007. Mr. McEvoy has been an Associate at The Blackstone Group since 2006. Before joining Blackstone, Mr. McEvoy worked as an Associate at General Atlantic from 2002 to 2004, and was a consultant at McKinsey & Company from 1999 to 2002. Mr. McEvoy received an MBA from Harvard Business School in 2006. Mr. McEvoy currently serves on the boards of directors of RGIS Inventory Services, DJO Incorporated and Performance Food Group.

Aleksandar Erdeljan has been a director since August 2007. Mr. Erdeljan is a founding member of Blackstone Healthcare Partners LLC. Mr. Erdeljan was the former Chief Executive Officer and Chairman of R.P. Scherer Corporation, acquired by Cardinal in 1998. Mr. Erdeljan is a former Chairman of the Advisory Board of Gerresheimer GmbH, and is a past director of Eurand, N.V., Batelle Pharma, Cardinal Health, MedPointe Inc., NextPharma Technologies and Nycomed.

Paul Clark has been a director since August 2007. Mr. Clark served as Chief Executive Officer and President from June 1999 and Chairman of the Board from February 2000 until February 2007 of ICOS Corporation, a biotechnology company. Prior to ICOS, Mr. Clark was with Abbott Laboratories from 1984-1998, where he had responsibility for pharmaceuticals and other businesses, retiring from Abbott as Executive Vice President and a Board Member. Mr. Clark is also an Operating Partner and Strategic Advisory Board member of Genstar Capital LLC, and a Director of Agilent Technologies, Talecris Biotherapeutics, and Harlan Sprague Dawley. Mr. Clark received his B.S. in finance from University of Alabama and his MBA from Dartmouth College, Amos Tuck School.

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships between our directors and executive officers.

Board Composition

As a privately-held company with no securities listed on a national securities exchange we are not required to have independent directors on our board of directors or any committees of the board of directors. Accordingly, we have not made any determinations of independence with respect to any of our outside directors.

Committees of the Board

Our board of directors has an audit committee, an executive committee and a compensation committee. Our board of directors may also establish from time to time any other committees that it deems necessary and advisable.

Audit Committee

Our audit committee comprises Michael Dal Bello, Bruce McEvoy, Paul Clark and George Fotiades. Mr. Dal Bello is the Chairman of the Audit Committee. The audit committee is responsible for assisting our board of directors with its oversight responsibilities regarding: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm’s qualifications and independence; and (iv) the performance of our internal audit function and independent registered public accounting firm.

While our board of directors has not designated any of its members as an audit committee financial expert, we believe that each of the current board members is fully qualified to address any accounting, financial reporting or audit issues that may come before it.

Executive Committee

Our executive committee comprises George Fotiades, Chinh E. Chu, Aleksandar Erdeljan and Michael Dal Bello. Mr. Fotiades is the Chairman of the Executive Committee. The primary purpose of the executive committee is to act, when necessary, in place of our full board of directors and to manage the affairs of the Company in the intervals between meetings of the board of directors. The executive committee is authorized to exercise all the powers of the board of directors that are permitted by law to be exercised by a committee of the board of directors, including the powers to declare a dividend, to authorize the issuance of stock and to adopt a certificate of ownership and merger pursuant to Section 253 of the General Corporation Law of Delaware.

Compensation Committee

Our compensation committee comprises Chinh E. Chu, Peter Baird and Bruce McEvoy. Mr. Baird is the Chairman of the Compensation Committee. The compensation committee is responsible for determining, reviewing, approving and overseeing our executive compensation program.

Code of Ethics

We have adopted Standards of Business Conduct for all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Standards of Business Conduct has been posted on our Internet website at www.catalent.com/ourcommitment/. Our Standards of Business Conduct is a “code of ethics”, as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our Internet website www.catalent.com.

ITEM 11.	EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

The following table provides summary information concerning the compensation of the members of our board of directors during fiscal 2008. The compensation paid to Mr. Lowry, who was a member of our board of directors until July 30, 2008, is presented in the Summary Compensation Table below and the related explanatory tables. Mr. Lowry was generally not entitled to receive additional compensation for his services as a director.

Director Compensation—Fiscal 2008

Name (a)	Fees Earned or Paid in Cash ($)(1) (b)	Option Awards ($)(2)(3) (d)	Non-Equity Incentive Plan Compensation (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4) (f)	All Other Compensation ($)(5) (g)	Total ($) (h)
George Fotiades	—	698,160	180,000	4,463	219,845	1,102,468
Chinh Chu(6)	—	—		—	—	—
Michael Dal Bello(6)	—	—		—	—	—
Peter Baird(7)	125,000	47,600		—	—	172,600
Bruce McEvoy(6)	—	—		—	—	—
Paul Clark(7)	125,000	43,156		—		168,156
Aleksandar Erdeljan	—	1,436,311	—	29,346	200,000	1,665,657

(1)	Amounts reported include actual amounts earned during fiscal 2008.
(2)	In accordance with SEC rules, the amounts reported above do not include the full grant date fair value of the directors’ option awards, but instead reflect the aggregate dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R (disregarding any estimates of forfeitures related to service-based vesting conditions) for our fiscal year ended June 30, 2008 with respect to awards granted in fiscal 2008 and fiscal 2007. In fiscal 2008, Mr. Clark was granted an option to purchase 250 shares of common stock of PTS Holdings Corp. The grant date fair value of Mr. Clark’s option award was equal to $102,965. In fiscal 2008, Mr. Erdeljan received profits interests in BHP PTS Holdings L.L.C. in the form of 2,000 Class B-1 units, 1,333.33 Class B-2 units, 666.67 Class B-3 units, 1,000 Class B-4 units, and 1,000 Class B-5 units. The total grant date fair value of Mr. Erdeljan’s grant was $4,423,617. For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of nonqualified option awards contained in Note 13 to our Consolidated Financial Statements for the period ended June 30, 2008, included as part of this Annual Report on Form 10-K and Note 13 to our Consolidated Financial Statements for the period ended June 30, 2007, included as part of Amendment No. 1 to our Registration Statement on Form S-4, filed on March 3, 2008 (File No. 333-147871) (the “Registration Statement”).
(3)	The following table presents the aggregate number of outstanding unexercised PTS Holdings Corp. options held by each of our directors as of June 30, 2008.

Director	Number of Options Outstanding
George Fotiades	6,000
Peter Baird	250
Paul Clark	250

(4)	Messrs. Fotiades and Erdeljan are participants in our Pharmaceutical Technologies and Services Pension Plan and Supplemental Benefit Plan for Key Employees of R.P. Scherer Corporation described below. The amounts reported represent the change in the actuarial present value of each director’s accumulated benefits for fiscal 2008.
(5)	The amount reported in column (g) for Mr. Fotiades includes actual amounts earned for our fiscal 2008 pursuant to Mr. Fotiades’ employment agreement with PTS Holdings Corp. described below ($200,000) and also includes a contribution to our 401(k) plan on his behalf and the imputed income attributable to the health care premiums paid by the Company on Mr. Fotiades’ behalf with respect to Mr. Fotiades’ participation in our employee benefit plans. The amount reported in column (g) for Mr. Erdeljan was earned during fiscal 2008 pursuant to Mr. Erdeljan’s consulting agreement with PTS Holdings Corp. described below.

(6)	Messrs. Chu, Dal Bello and McEvoy are employees of The Blackstone Group and do not receive any compensation from us for their services on our board of directors.
(7)	In July 2007, our board of directors approved an annual retainer fee of $125,000 for Messrs. Baird and Clark starting in fiscal 2008. Mr. Clark’s service began in August 2007. Notwithstanding the fact that Mr. Clark’s service began in August 2007 he received the full annual retainer fee for fiscal 2008.

Description of Director Compensation

This section contains a description of the material terms of our compensation arrangements for Messrs. Fotiades, Baird, Clark and Erdeljan. As noted above, Messrs. Chu, Dal Bello and McEvoy are employees of The Blackstone Group and do not receive any compensation from us for their services on our board of directors. All of our directors, including Messrs. Chu, Dal Bello and McEvoy, are reimbursed for the out-of-pocket expenses they incur in connection with their service as directors.

Mr. Fotiades. Pursuant to an employment agreement he entered into on April 19, 2007, Mr. Fotiades is employed by PTS Holdings Corp. as the Chairman of our board of directors. Mr. Fotiades’ employment agreement provides for him to receive an annual base salary of $200,000. Effective July 30, 2008, Mr. Fotiades’ annual base salary has been increased from $200,000 to $600,000 for the period during which he serves as Interim President and Chief Executive Officer of the Company as discussed in more detail in the discussion of “Base Salaries” in the Compensation Discussion and Analysis below. Beginning in fiscal 2008, Mr. Fotiades was eligible to earn a target annual bonus equal to $200,000. The actual amount of his bonus earned may be higher or lower than his target annual bonus. Mr. Fotiades’ annual bonus becomes payable based on the attainment of performance targets that are established by the board of directors or the compensation committee each year. The determination of the performance criteria for Mr. Fotiades will generally be the same as those established for our executive officers as part of the Company’s management incentive plan as described below under the heading “Annual Cash Bonus Opportunities.” Mr. Fotiades’ employment agreement entitles him to participate in all of our employee benefit plans that are in effect from time to time, including the 2007 PTS Holdings Corp. Stock Incentive Plan, our Pharmaceutical Technologies and Services Pension Plan, our Supplemental Benefit Plan for Key Employees of R.P. Scherer Corporation and our non-qualified deferred compensation plan. Each of these plans is described in the “Executive Compensation” section below. Following the closing date of the Acquisition, PTS Holdings Corp. granted Mr. Fotiades an option to purchase 6,000 shares of common stock of PTS Holdings Corp. under the 2007 PTS Holdings Corp. Stock Incentive Plan. Like the option awards granted to the Named Officers described below, Mr. Fotiades’ option award is divided into three tranches for vesting purposes. One-third of Mr. Fotiades’ options are time options, one-third are performance options and one-third are exit options. The vesting and other terms of Mr. Fotiades’ options are generally the same as described below for the Named Officers under the heading “Description of Stock Option Awards.”

Under Mr. Fotiades’ employment agreement, he may become entitled to certain termination payments and benefits depending on the circumstances of his termination of employment. If during the term of Mr. Fotiades’ employment agreement, his employment is terminated by us without cause or by him for good reason or if we fail to renew his agreement at the end of its term, he will be entitled to receive (1) a cash payment equal to the sum of his then current base salary and his target annual bonus and (2) continued participation in our group health plans for up to one year. Any cash payment in respect of Mr. Fotiades’ base salary and target annual bonus will be paid in equal monthly installments over a one-year period. In addition, pursuant to the terms of his option agreement, Mr. Fotiades will be entitled to full vesting of his time options upon a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and to accelerated vesting of the portion of his time options that would otherwise have vested within 12 months following his termination of employment by us without cause, by him for good reason, due to the non-renewal by us of his employment agreement or due to death or disability. Also, under the terms of his option agreement, unvested performance options may vest upon a change of control if a specified percentage of such options were vested prior to such date. Following his termination of employment by us without cause, for good reason by him, due to non-renewal by us of his employment agreement or due to death or disability, Mr. Fotiades will have the opportunity to become vested in any performance options and exit options that otherwise would have vested within 12 months of such termination of employment, only to the extent applicable goals have been attained. Subject to our cure rights, Mr. Fotiades would have good reason to terminate his employment if (a) there is a substantial diminution in his position or duties or an adverse change in his reporting lines, (b) he is assigned duties that are materially inconsistent with his position or (c) his base salary is reduced or other earned compensation or benefits are not paid when due. If we require Mr. Fotiades to resign from his position as Chairman of our board of directors, he will not have good reason to terminate employment if he is offered continued employment providing management-level management consulting and advisory services and continues to report directly to our board of directors. Under his employment agreement, Mr. Fotiades must enter into a binding general release of claims as a condition to receiving any cash severance payment in respect to his base salary and target annual bonus and the continued payment of such amounts is contingent on his compliance with certain restrictive covenants.

Messrs. Baird and Clark. In July 2007, we approved an annual retainer of $125,000 for each of Messrs. Baird and Clark starting in fiscal 2008. Messrs. Baird and Clark were each also granted an option to purchase 250 shares of common stock of PTS Holdings Corp. under the 2007 PTS Holdings Corp. Stock Incentive Plan as part of their compensation. 100% of Messrs. Baird’s and Clark’s options are time options, and they will ordinarily become vested and exercisable in five substantially equal installments on each of the first five anniversaries of the grant date, subject to their continued provision of services. Messrs. Baird’s and Clark’s options will also become fully vested upon a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and the portion of their options that would otherwise have vested within 12 months following a termination of services without cause or due to death or disability will become vested in connection with such a termination of service. Other than the vesting terms described in this paragraph, the other terms of Messrs. Baird’s and Clark’s options are generally the same as described below for the Named Officers under the heading “Description of Stock Option Awards.”

Mr. Erdeljan. Mr. Erdeljan serves as a non-employee member of the PTS Holdings Corp. board of directors pursuant to a consulting agreement. Pursuant to the consulting agreement, Mr. Erdeljan receives an annual retainer of $200,000. If we terminate Mr. Erdeljan’s services without cause during the term of his consulting agreement, or if we fail to renew his agreement at the end of its term, he will be entitled to receive a cash payment equal to his annual retainer. Any cash payment will be paid in equal monthly installments over a one-year period. Under his consulting agreement, Mr. Erdeljan must enter into a binding general release of claims as a condition to receiving this retainer payment following his termination of services, and the continued payment of such amounts is contingent on his compliance with certain restrictive covenants. In fiscal 2008, Mr. Erdeljan was granted Class B interests in BHP PTS Holdings L.L.C. Mr. Erdeljan’s Class B interests, which represent profits interests, are divided into five classes for vesting purposes. The Class B-1 units are time vesting, the Class B-2 and Class B-3 units are performance vesting, and the Class B-4 and Class B-5 units are exit vesting. The vesting terms of each class of Class B interests are substantially similar to the terms of the time options, performance options and exit options described below for the Named Officers under the heading “Description of Stock Option Awards.”

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our former Chief Executive Officer, our former and current Chief Financial Officers and each of our three other most highly compensated executive officers who served in such capacities at the end of our fiscal year on June 30, 2008, collectively known as the “Named Officers.”

Our executive compensation program is determined and approved by our compensation committee. Our former Chief Executive Officer did not participate in any discussions or decisions regarding his own compensation, although the compensation committee did take into account his recommendations regarding the compensatory arrangements for our executive officers other than himself. Our Interim President and Chief Executive Officer provided the final compensation recommendations for our Named Officers to the compensation committee for review and approval. The other Named Officers do not have any role in determining or recommending the form or amount of compensation paid to our Named Officers. Our former Chief Executive Officer was not a member of the compensation committee, and our interim Chief Executive Officer is not a member of the compensation committee.

Executive Compensation Program Objectives and Overview

Our current executive compensation program is intended to achieve two fundamental objectives: (1) attract, motivate and retain high caliber talent; and (2) align executive compensation with achievement of our overall business goals, adherence to our core values and stockholder interests. In structuring our current executive compensation program, we are guided by the following basic philosophies:

•

Competitive Compensation. Our executive compensation program should provide a fair and competitive compensation opportunity that enables us to attract and retain high caliber executive talent. Executives should be appropriately rewarded for their contributions to our successful performance.

•	“Pay for Performance.” A significant portion of each executive’s compensation should be “at risk” and tied to overall company, business unit and individual performance.

•

Alignment with Stockholder Interests. Executive compensation should be structured to include variable elements that link executives’ financial rewards to stockholder return. The equity portion of each executive’s compensation should be significant.

As described in more detail below, the material elements of our executive compensation program for Named Officers include base salary, an annual cash bonus opportunity, a long-term equity incentive opportunity, a deferred compensation opportunity and other retirement benefits. The Named Officers may also receive potential severance payments and other benefits in connection with certain terminations of employment or a change in control. We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives, as illustrated by the table below.

Compensation Element	Compensation Objectives Designed to be Achieved
Base Salary	• Attract, motivate and retain high caliber talent

Annual Cash Bonus Opportunity	• Align compensation with the creation of stockholder value and achievement of business goals

Long-Term Equity Incentives	• Align compensation with the creation of stockholder value and achievement of business goals • Attract, motivate and retain high caliber talent

Deferred Compensation Opportunity and Pension Benefits	• Attract, motivate and retain high caliber talent

Severance and Other Benefits Potentially Payable Upon Certain Terminations of Employment or a Change in Control	• Attract, motivate and retain high caliber talent

These individual compensation elements are intended to create a total compensation package for each Named Officer that we believe achieves our compensation objectives and provides competitive compensation opportunities. We have not retained an independent compensation consultant to conduct a formal benchmarking process for the Named Officers’ compensation opportunities. On a periodic basis, we review market data provided by Towers Perrin and other commercially available compensation surveys to ensure that our executive compensation program is competitive. In fiscal 2008, we used these materials to compare the compensation levels and types of benefits under our compensation programs with the levels and types of benefits under compensation programs offered to comparable positions at thirty-eight (38) similarly-sized companies within the pharmaceutical and medical device industries, including Patheon Inc., Celgene Corporation, Barr Laboratories, Inc. and Shire Pharmaceuticals.

Executive Compensation Program Elements

Base Salaries

Base salaries are an important element of compensation because they provide the Named Officers with a base level of income. The Summary Compensation Table below shows the base salary paid to each Named Officer during fiscal 2008. As part of our annual compensation planning process, the current Named Officers were eligible for and received merit increases ranging from 2% to 5% effective September 1, 2008 based on performance during our 2008 fiscal year.

Effective July 30, 2008, John Lowry ceased to serve as our President, Chief Executive Officer and a director of the Company and the Company appointed George Fotiades as Interim President and Chief Executive Officer of the Company. Mr. Fotiades has served as Chairman of the Board and a director of PTS Holdings Corp., the Company’s indirect parent corporation, since June 2007. In connection with his appointment as Interim President and Chief Executive Officer of the Company and pursuant to the terms of his current employment agreement with PTS Holdings Corp., Mr. Fotiades’s annual base salary has been increased from $200,000 to $600,000 for the period he serves as Interim President and Chief Executive Officer of the Company.

Annual Cash Bonus Opportunities

We sponsor a management incentive plan (the “MIP”), which is not set forth in a written agreement or plan document. All Named Officers of the Company are eligible to participate in the MIP.

The primary purpose of the MIP is to focus management on key measures that drive financial performance and provide competitive bonus opportunities tied to the achievement of the Company’s financial and strategic growth objectives.

A target annual bonus expressed as a percentage of base salary is established by the compensation committee for each employee. The MIP award, which is a cash bonus, is tied to the financial results of the Company (the Business Performance Factor) and a combination of individual financial and/or strategic goals appropriate for each position (the Individual Performance Factor). The actual MIP award is the product of the Named Officer’s target annual bonus multiplied by (1) the Business Performance Factor and (2) each Named Officer’s Individual Performance Factor. With respect to the Named Officers, financial performance is measured 100% at the company-wide level. Financial performance relative to specified financial performance target(s) set by the compensation committee determines the aggregate funding level and the Business Performance Factor for the MIP. If the financial performance target(s) set by the compensation committee are met, the aggregate bonus pool amount and the Business Performance Factor will be set at the target amount in the annual operating budget, subject to the compensation committee’s discretion. If financial performance exceeds target, the aggregate bonus pool amount and the Business Performance Factor are increased above 100% of target based on a pre-established scale. If financial performance does not meet target, the bonus pool amount and the Business Performance Factor are decreased from the target amount based on the pre-established scale. The compensation committee has the discretion to adjust the MIP aggregate bonus pool amount and the Business Performance Factor determined by reference to the pre-established scale upwards or downwards, to address special situations.

We believe that tying the Named Officers’ bonuses to company-wide performance will encourage collaboration across the executive leadership team. We attempt to establish the financial performance targets at challenging levels that are reasonably attainable if we meet our performance objectives. For fiscal 2008, we used an internally adjusted EBITDA measure as the sole measure of financial performance because we believe that it provides a reliable indicator of the strength of our cash flow and overall financial results. We consider the specific financial performance targets applicable to the MIP to be confidential commercial and financial information, the disclosure of which could result in competitive harm to us. Based on our financial performance during fiscal year 2008, our compensation committee determined to set the overall MIP bonus pool and the Business Performance Factor at 90% of target.

The compensation committee determines the actual bonuses paid to the Named Officers on a discretionary basis based on an assessment of each Named Officer’s Individual Performance Factor. The compensation committee approved the amount of each Named Officer’s final bonus for fiscal 2008. The annual bonus that each Named Officer earned for our 2008 fiscal year is presented in Column (g) of the Summary Compensation Table below.

Long-Term Equity Incentive Awards

We believe that the Named Officers’ long-term compensation should be directly linked to the value we deliver to our stockholders. In fiscal 2007, PTS Holdings Corp. (our indirect parent corporation) established a new stock incentive plan for our eligible employees. In fiscal 2007, Messrs. Lowry, Eatwell and Stuart and Dr. Yarwood were awarded a grant of nonqualified stock options having an exercise price equal to the fair market value of PTS Holdings Corp.’s common stock on the grant date. In fiscal 2008, Mr. Walsh and Dr. Tsuetaki were each awarded a grant of nonqualified stock options following their respective hire dates. The grants to the Named Officers are designed to provide long-term incentive opportunities over a period of several years. At this time, we do not expect to make additional grants to the Named Officers in fiscal 2009 or fiscal 2010. Stock options are currently our preferred equity award because the options will not have any value unless the underlying shares of common stock appreciate in value following the grant date. Accordingly, awarding stock options causes more compensation to be “at risk” and tied to growth realized by our stockholders. The PTS Holdings Corp. stock incentive plan permits PTS Holdings Corp. to grant other types of equity awards, such as stock appreciation rights, restricted shares and other “full value” awards. However, to date, the only compensatory awards granted to the Named Officers have been stock options. We do not currently plan to grant the Named Officers any other types of equity awards, absent special circumstances.

The stock option grants to the Named Officers are divided into three tranches for vesting purposes. The first tranche of options are time options that typically vest in a series of equal annual installments over a five-year period commencing on the grant date. We believe that this five-year vesting period provides an incentive for the Named Officers to continue working for us and ensures that, as long as they continue working for us and the value of PTS Holdings Corp.’s common stock appreciates following the grant date, the Named Officers will receive some value with respect to their options. The second tranche of options also typically vest in a series of equal annual installments over a five-year period commencing on the grant date, but only if certain EBITDA and net outstanding debt targets established for each year are satisfied. We consider the specific EBITDA targets, which are the same targets used to measure financial performance under the MIP, and net outstanding debt targets applicable to the performance options to be confidential commercial and financial information, the disclosure of which could result in competitive harm to us. However, we believe that each of these targets, while difficult to attain, is reasonably attainable if we achieve our planned performance and growth objectives over the five-plus year vesting period applicable to the stock option awards. We believe that performance options like these create incentives for the Named Officers to achieve our overall business goals each year that are stronger than the incentives time options alone create. As a result, performance options are a key part of the Named Officers’ long-term compensation opportunity. As discussed in “Description of Stock Option Awards” narrative below, the third tranche of options are referred to as exit options and will vest only if The Blackstone Group achieves both certain multiples of its investment in us and certain internal rate of return hurdles. We believe exit options such as these create a very strong link between compensation and the creation of stockholder value—primarily because they will only vest and allow the Named Officers to realize value if The Blackstone Group receives its projected returns on its investment in us. Named Officers must generally remain employed on each applicable vesting date to vest in their options, although Named Officers may also vest in a portion of their time options in connection with certain terminations of their employment as described below.

Another key component of our long-term equity incentive program is that Named Officers and other eligible employees were provided with the opportunity to invest in the common stock of PTS Holdings Corp. on the same general terms as the Investors. Although any such purchases of common stock were generally not compensatory because the purchase price was equal to fair market value on the purchase date, we consider this investment opportunity an important part of our equity program because it encourages stock ownership and aligns the Named Officers’ financial interests with those of our stockholders.

The amounts of each Named Officer’s investment opportunity and stock option award were determined based on several factors, including: (1) each Named Officer’s position and expected contribution to our future growth, (2) dilution effects on our stockholders and the need to maintain the availability of an appropriate number of shares for option awards to less-senior employees, and (3) ensuring that the Named Officers were provided with appropriate and competitive total long-term equity compensation and total compensation amounts. The number of options granted to Named Officers during fiscal 2008 and the grant date fair value of these options as determined under FAS 123R are presented in the Grants of Plan-Based Awards in Fiscal 2008 table below. A description of the material terms of the stock option awards is presented in the narrative section following the Grants of Plan-Based Awards in Fiscal 2008 table.

Deferred Compensation Opportunity

Current U.S.-based Named Officers (all except Dr. Yarwood) are eligible to participate in our 401(k) plan and in our non-qualified deferred compensation plan. The non-qualified deferred compensation plan allows participants to defer on a pre-tax basis up to 20% of their base salaries, annual cash bonuses and other eligible compensation. This plan became effective on the closing date of the Acquisition, and U.S.-based Named Officers who were participants in the Cardinal non-qualified deferred compensation plan were transferred into an equivalent plan offered by the Company. In connection with the Acquisition, we agreed with Cardinal to assume liability under our plan for all compensation that was earned and deferred under Cardinal’s non-qualified deferred compensation plan by the Named Officers and other individuals who are now our employees. We believe that providing the Named Officers with deferred compensation opportunities is a cost-effective way to permit them to receive the tax benefits associated with delaying the income tax event on the compensation deferred, even though our related deduction is also deferred. The non-qualified deferred compensation plan also provides for three types of discretionary company contributions to supplement the amounts deferred by the Named Officers and other eligible employees, subject to certain limits. We elected to make all three types of contributions during the period of fiscal 2008. The Nonqualified Deferred Compensation—Fiscal 2008 table and related narrative section below describe our non-qualified deferred compensation plan and the benefits it provides.

Pension Benefits

In addition to our 401(k) plan and non-qualified deferred compensation plan, we have three frozen defined-benefit pension plans. These pension plans were originally established by R.P. Scherer Corporation and its affiliates, which was a predecessor corporation that was acquired by Cardinal. In connection with the Acquisition, we agreed with Cardinal to assume liability for benefits provided under these pension plans, subject to receiving certain asset transfers from Cardinal and its benefit plans. All three plans are currently closed to new participants and frozen with respect to benefit accruals. Messrs. Eatwell and Stuart and Dr. Yarwood are the only Named Officers eligible to participate in these pension plans. Please see the Pension Benefits—Fiscal 2008 table and related narrative section below for a description of our frozen qualified and non-qualified defined-benefit pension plans.

Severance and Other Benefits

We believe that severance protections can play a valuable role in attracting and retaining high caliber talent. In the competitive market for executive talent, we believe severance payments and other termination benefits are an effective way to offer executives financial security to offset the risk of foregoing an opportunity with another company. For example, we offer each Named Officer an enhanced outplacement benefit. Pursuant to their employment agreements in place at the end of fiscal 2008, Messrs. Lowry and Stuart and Dr. Yarwood would be entitled to severance payments and benefits if their employment is terminated by us without cause or due to our failure to renew their employment agreements, or by the executive for good reason. All of the Named Officers would also have been entitled to certain payments and benefits if their employment with us terminated due to their death or disability. Consistent with our objective of using severance payments and benefits to attract and retain executives, we generally provide each Named Officer with amounts and types of severance payments and benefits that we believe will permit us to attract and/or continue to employ the individual Named Officer.

Under their employment agreements, Mr. Stuart and Dr. Yarwood are entitled to receive severance payments and benefits if they terminate their employment for good reason. The good reason definition for each of them is different. We believe, however, that each would generally have good reason to resign if we reduce or diminish his compensation, position or work environment in a manner that would result in a constructive termination of his employment. At the end of our 2008 fiscal year, Dr. Yarwood remained employed pursuant to an employment agreement that was entered into while he was employed by Cardinal. Under Dr. Yarwood’s agreement, he is entitled to resign for any reason within six months after a change in control and have the resignation treated as a good reason termination. On June 9, 2008 we entered into a new employment agreement with Mr. Stuart, the severance terms of which are summarized below in “Potential Payments Upon Termination or Change in Control.”

We also entered into agreements with Mr. Walsh and Dr. Tsuetaki, who were not covered by employment agreements, regarding their severance benefits. The severance benefits under these agreements are generally more favorable than the benefits payable under our general severance policy, and would be payable upon the Named Officer’s termination for good reason or by us without cause. The good reason definition in these agreements would only be triggered by adverse circumstances that we believe would give rise to a constructive termination of employment.

Under the stock option agreement entered into in connection with the 2007 PTS Holdings Corp. Stock Incentive Plan, upon a Named Officer’s termination of employment by us without cause, by the Named Officer for good reason, or due to death, disability or non-renewal of any applicable employment agreement by us, each Named Officer will receive 12 months of additional vesting of the time options. Given the significance of long-term equity awards in our current executive compensation program, we believe it is appropriate for the Named Officers’ severance benefits to include an equity component. The time options will also become fully vested in connection with a change of control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. The Named Officers will generally not be entitled to any other enhanced severance benefits upon the occurrence of a change in control. However, Mr. Lowry was entitled to be reimbursed for the full amount of any excise taxes imposed on payments received in connection with a change in control under Section 4999 of the Internal Revenue Code up to $1,000,000 if the shareholder approval exemption for privately held companies contained in Section 280G of the Internal Revenue Code was not available. We provided Mr. Lowry with this “gross-up” for any parachute payment excise taxes that may be imposed because we determined the appropriate level of his severance protections without factoring in the adverse tax effects that may result under Section 4999 of the Internal Revenue Code if the shareholder approval exemption is not available.

At our discretion we may also provide certain executives with enhancements to our existing benefits that are not available to other employees. In that regard, the Company agreed to offer relocation assistance to Mr. Walsh in connection with his hiring, which included reimbursement for a loss, if any, incurred in connection with the sale of his primary residence. The Company has also agreed to reimburse Mr. Walsh for transaction costs incurred in connection with the sale of a subsequent primary residence. The total reimbursement benefit in connection with these relocation benefits has been capped at $250,000 consistent with the initial offer letter regarding his primary residence.

Section 162(m) Not Applicable

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for compensation over $1,000,000 paid for any year to a corporation’s chief executive officer and other three most highly compensated executive officers (not including the principal financial officer). Section 162(m) of the Internal Revenue Code applies to corporations with any class of common equity securities required to be registered under Section 12 of the Exchange Act. Because we do not currently have any publicly held common stock, Section 162(m)’s restrictions do not currently apply to us.

Summary Compensation Table

The following table provides summary information concerning the compensation of our former Chief Executive Officer, our current and former Chief Financial Officers and each of our other Named Officers. With respect to fiscal 2007, this table does not cover any compensation earned by the Named Officers for their services to Cardinal prior to April 10, 2007, the closing date of the Acquisition.

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($)(2) (d)	Option Awards ($)(3) (f)	Non-Equity Incentive Plan Compensation $ (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4) (h)	All Other Compensation ($)(5) (6) (i)	Total ($) (j)
John Lowry Former President & Chief Executive Officer and Director	2008	529,559	—	1,396,487	495,000	—	24,380	2,445,426
	2007	116,472	82,961	194,604		—	435,874	829,911

Matthew Walsh SVP & Chief Financial Officer	2008	102,596	200,000	86,200	83,632	—	—	472,428

David Eatwell(7) Former SVP & Chief Financial Officer	2008	253,581	—	320,106	158,528	(518,000)	238,099	452,314
	2007	67,268	27,265	44,613	—	—	228,426	367,572

Thomas J. Stuart Group President, Oral Technologies	2008	415,251	—	639,864	336,996	7,375	69,803	1,469,289
	2007	87,360	44,774	89,177	—	—	346,272	567,583

Tracy Tsuetaki Group President, Packaging Services	2008	237,981	140,000	197,352	157,028	—	—	732,361

Richard Yarwood(8) Group President, Sterile Technologies	2008	520,000	—	639,864	331,432	(360,000)	62,488	1,193,784
	2007	112,765	63,102	89,177	—	—	454,499	719,543

(1)	Amounts reported include any compensation a Named Officer elected to defer under our non-qualified deferred compensation plan. On March 28, 2008, the Company announced that Mr. Walsh had been hired to succeed Mr. Eatwell as our Senior Vice President and Chief Financial Officer. The amount reported in column (c) for Mr. Eatwell for fiscal 2008 reflects the portion of his annual base salary earned in fiscal 2008 through April 4, 2008, Mr. Eatwell’s last day of employment with the Company. Mr. Walsh commenced employment with the Company on April 7, 2008 and the amount reported in column (c) for Mr. Walsh reflects the portion of his annual base salary earned in fiscal 2008 from such date. Dr. Tsuetaki commenced employment with the Company on November 5, 2007 and the amount reported in column (c) for Dr. Tsuetaki reflects the portion of his annual base salary earned in fiscal 2008 from such date.
(2)	Amounts reported represent discretionary awards earned by Messrs. Lowry, Eatwell and Stuart and Dr. Yarwood under the MIP for performance during fiscal 2007. Amounts reported for Mr. Walsh and Dr. Tsuetaki represent signing bonuses earned in fiscal 2008 in connection with their respective offers of employment with the Company.
(3)	Reflects options granted by PTS Holdings Corp. to each of the Named Officers to acquire shares of PTS Holdings Corp. common stock. Amounts reported for these stock options reflect the aggregate dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R (disregarding any estimates of forfeitures related to service-based vesting conditions). For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of nonqualified option awards contained in Note 13 to our Consolidated Financial Statements for the period ended June 30, 2008, included as part of this Annual Report on Form 10-K and Note 13 to our Consolidated Financial Statements for the period ended June 30, 2007, included as part of the Registration Statement.

(4)	Amounts reported consist of the aggregate change in the actuarial present value of each Named Officer’s accumulated benefit under all of our defined benefit pension plans during our fiscal year ended June 30, 2008. For fiscal 2007, the actuarial present values for Mr. Eatwell and Dr. Yarwood decreased by $321,823 and $346,000, respectively.
(5)	Amounts reported in column (i) include contributions to our 401(k) plan on behalf of the Named Officers as follows: Mr. Lowry $19,540; Mr. Eatwell $16,306; Mr. Stuart $21,711; Mr. Walsh and Dr. Tsuetaki $17,204. Amounts also include a Company contribution to our non-qualified deferred compensation plan for Mr. Lowry; Mr.Eatwell $10,728 and Mr. Stuart $25,808. The contribution amounts reported in this footnote also include the social security integration contribution available under each plan. Mr. Stuart also received a car allowance equal to $22,284. Dr. Yarwood does not participate in our 401(k) plan, and was instead paid a pension allowance of $35,644 that is reported above. Dr. Yarwood is also entitled to medical benefits for his family that are not generally available to other employees. The premiums paid for these benefits during the period of fiscal 2008 are reported above. Dr. Yarwood also received a car allowance that is reported above equal to $26,000.
(6)	Cardinal awarded Messrs. Lowry, Eatwell and Stuart and Dr. Yarwood retention bonuses in connection with the Acquisition. Amounts reported in column (i) include the portion of the retention bonus that was earned for services performed for us in fiscal 2007 following the closing date of the Acquisition. In connection with the Acquisition, Cardinal agreed to pay the full amount of the retention bonuses it awarded such Named Officers, including the portion that we have reported above as being earned for services rendered to us in fiscal 2007 following the closing date of the Acquisition.
(7)	The amount reported for Mr. Eatwell in column (i) for fiscal 2008 also includes: auto allowance $13,340; severance $107,830, an amount equal to Mr. Eatwell’s accrued but unused paid time-off benefit, the Company’s portion of the COBRA premium paid on Mr. Eatwell’s behalf and outplacement services $79,000.
(8)	Because he is based in the United Kingdom, Dr. Yarwood’s cash compensation is generally paid to him in British pounds sterling rather than United States dollars. Amounts reported are based on the conversion rate in effect at the end of our 2008 fiscal year, which was two United States dollars for each one British pound sterling.

Base Salary and Bonus

Base Salary. As discussed in the Compensation Discussion and Analysis, in fiscal 2008 our compensation committee conducted a review of the base salaries earned by each of the Named Officers. The base salary earned by each Named Officer during fiscal 2008 was the amount reported for the officer in the Summary Compensation Table above.

Annual Cash Bonus. Each Named Officer was eligible to earn an annual cash bonus under our MIP during fiscal 2008. Please see the discussion of “Annual Cash Bonus Opportunities” in the Compensation Discussion and Analysis above for a description of how each Named Officer’s bonus under the MIP for fiscal 2008 became earned and payable. The actual bonus earned by each Named Officer was payable following the end of our 2008 fiscal year, and, except as described in the “Potential Payments Upon Termination or Change-in-Control” section below, was subject to the Named Officer’s continued employment with us on the payment date. The cash bonus earned by each Named Officer during fiscal 2008 is reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

Grants of Plan-Based Awards in Fiscal 2008

The following table provides supplemental information relating to grants of plan-based awards made during fiscal 2008 to help explain information provided above in our Summary Compensation Table. This table presents information regarding all grants of plan-based awards occurring during fiscal 2008.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options ($)(2) (i)	Exercise or Base Price of Option Awards ($/Sh) (j)	Grant Date Fair Value of Stock and Option Awards(3) ($) (k)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold ($) (f)	Target ($) (g)	Maximum ($) (h)
John Lowry	—	0	550,000	1,100,000	—	—	—	—	—	—
Matthew Walsh	4/17/08	0	84,477	168,954	—	2,667	—	1,333	1,000	1,093,242
David Eatwell	—	0	176,142	352,284	—	—	—	—	—	—
Thomas J. Stuart	—	0	318,000	636,000	—	—	—	—	—	—
Tracy Tsuetaki (4)	12/12/07	91,829	183,658	367,316		2,000		1,000	1,000	900,015
Richard Yarwood	—	0	387,640	775,280	—	—	—	—	—	—

(1)	Figures represent awards payable under our MIP. Actual cash awards are based on the target award multiplied by the Business Performance Factor and the Individual Performance Factor.
(2)	As described in more detail in the narrative description of the stock option awards that follows, each Named Officer’s fiscal 2008 option award is divided into three tranches for vesting purposes: a time option, a performance option and an exit option. The performance option and exit option tranches of each Named Officer’s option award are reported as equity incentive plan awards, while the time option tranche of each award is reported as an other option award in column (i).
(3)	For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of nonqualified option awards contained in Note 13 to our Consolidated Financial Statements for the period ended June 30, 2008, included as part of this Annual Report on Form 10-K.
(4)	With respect to 2008, the Company agreed to guarantee a portion of Dr. Tsuetaki’s prorated target annual bonus as set forth in his offer letter dated September 28, 2007.

Description of Stock Option Awards

PTS Holdings Corp. has granted each of the Named Officers options to acquire shares of its common stock. Each option may be exercised to purchase one share of PTS Holdings Corp.’s common stock at an exercise price equal to the fair market value of the underlying common stock on the grant date. Each Named Officer’s stock option award has an ordinary term of ten years. The Named Officers are not entitled to any dividends or equivalent rights on their stock option awards.

Each Named Officer’s option award is divided into three tranches for vesting purposes: a time option, a performance option and an exit option. The first one-third of each Named Officer’s option award is referred to as a time option, and ordinarily becomes vested and exercisable in five substantially equal installments on each of the first five anniversaries of the grant date, as long as the Named Officer remains employed by us on each vesting date. The second one-third of each Named Officer’s option award is referred to as a performance option. There are two types of performance options—the vesting of one portion of the performance options is tied to our attainment of certain internally adjusted EBITDA targets, and the vesting of the other portion is based on our attainment of certain targeted levels of net debt. Subject to each Named Officer’s continued employment, the performance options ordinarily become vested and exercisable in five substantially equal installments on each of the first five anniversaries of the grant date, but only if the EBITDA or net debt targets for the year are achieved. If the EBITDA or net debt targets for a year are not met, then that year’s portion of the performance options will generally no longer be eligible to become vested and exercisable. However, the performance options have certain “catch-up” vesting provisions that enable the Named Officers to vest in one year’s portion of the performance options if certain cumulative EBITDA or net debt targets are achieved in one of the following two years. Depending on how close we come to achieving the EBITDA or net debt targets in the original performance year, the “catch-up” provisions enable the Named Officers to vest in 60% or 100% of the options scheduled to vest in the original performance year based on cumulative performance through the end of the first year after the original performance year, and, if no vesting occurs in the first catch-up year, in 30% of the original options based on cumulative performance through the end of the second year after the original performance year. The final one-third of each Named Officer’s option award is referred to as an exit option. The exit options vest in two tiers.

Subject to each Named Officer’s continued employment, the Tier I exit options will become vested and exercisable if The Blackstone Group both (1) receives cash and marketable securities from the sale of its investment in PTS Holdings Corp. having a value in excess of 3.4 times its initial investment and (2) achieves an internal rate of return of at least 25% on its initial investment. Subject to each Named Officer’s continued employment, the Tier II exit options will become vested and exercisable if The Blackstone Group both (1) receives cash and marketable securities from the sale of its investment in PTS Holdings Corp. having a value in excess of 2.5 times its initial investment and (2) achieves an internal rate of return of at least 20% on its initial investment. Please see the “Potential Payments Upon Termination or Change in Control” section below for a description of the potential vesting of the Named Officers’ stock option awards that may occur in connection with a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. or certain terminations of employment.

Any part of a Named Officer’s stock option award that is not vested and exercisable upon his termination of employment will be immediately cancelled. Any part of a Named Officer’s stock option award that is vested upon termination of employment will generally remain outstanding and exercisable for three months after termination of employment, although this period is extended to 12 months if the termination of employment is because of death or disability, and vested options will immediately terminate if the Named Officer’s employment is terminated by us for cause. Any vested options that are not exercised within the applicable post-termination exercise window will terminate.

As a condition to receiving his stock option award, each Named Officer was required to enter into a subscription agreement with PTS Holdings Corp., and to become a party to PTS Holdings Corp.’s securityholders agreement. These documents generally govern the Named Officers’ rights with respect to any shares of PTS Holdings Corp. common stock acquired on exercise of vested stock options. Under the subscription agreement, following a Named Officer’s termination of employment, PTS Holdings Corp. and The Blackstone Group have certain rights to repurchase any shares a Named Officer may have acquired upon exercise of his options. Similarly, if a Named Officer’s employment terminates because of his death or disability, he may require us to repurchase the shares he acquired upon exercise of his options. The purchase price for any such shares that are repurchased will be equal to the fair market value of the shares at the time of repurchase, unless the Named Officer’s employment is terminated by us for cause, in which case the purchase price will be the lower of the Named Officer’s cost or fair market value on the date of repurchase. All repurchase rights will terminate on the earliest to occur of (1) a qualified public offering of PTS Holdings Corp. or BHP PTS Holdings L.L.C., (2) the occurrence of a change of control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and (3) the fifth anniversary of the agreement (the “Lapse Date”). The subscription agreement also contains certain restrictive covenants. While employed and for one year following their termination of employment, Named Officers are prohibited from competing with us and from soliciting our employees, consultants and certain actual and prospective clients. The subscription agreement also contains an indefinite restriction on the Named Officers’ disclosure of our confidential information. If a Named Officer materially breaches any of these restrictive covenants and is unable to cure the breach, we have the right to “clawback” and recover any gains the Named Officer may have realized with respect to his options and the shares acquired upon exercise of the options. The securityholders agreement generally restricts the Named Officers from transferring any shares of PTS Holdings Corp. common stock they hold until the Lapse Date. These transfer restrictions do not apply to any permitted transfers to the Named Officers’ family members, or to transfers in connection with a transaction or transactions where the “tag along” or “drag along” rights provided in the securityholders agreement would apply. Following the Lapse Date and prior to a qualified public offering of PTS Holdings Corp. or BHP PTS Holdings L.L.C., PTS Holdings Corp. has certain rights of first refusal, which permit it (or a third party) to purchase any shares a Named Officer wishes to transfer instead of the Named Officer’s intended transferee.

Each Named Officer’s stock option award was granted under, and is subject to the terms of, the 2007 PTS Holdings Corp. Stock Incentive Plan. This plan is currently administered by PTS Holding Corp.’s board of directors, and the board has the ability to interpret and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding stock options to reflect any change in the outstanding common shares of PTS Holdings Corp. by reason of a reorganization, recapitalization, share dividend or similar transaction, and making provision to ensure that participants satisfy any required withholding taxes.

Outstanding Equity Awards at 2008 Fiscal-Year End

The following table provides information regarding outstanding equity awards held by each Named Officer as of June 30, 2008.

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable(1) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1) (d)	Option Exercise Price ($) (e)	Option Expiration Date(2) (f)
John Lowry	800	3,200	8,000	1,000	5/6/17
Matthew Walsh	—	1,333	2,667	1,000	4/16/18
David Eatwell	183	—	—	1,000	7/3/08
Thomas J. Stuart	367	1,466	3,667	1,000	5/6/17
Tracy Tsuetaki	—	1,000	2,000	1,000	12/11/17
Richard Yarwood	367	1,466	3,667	1,000	5/6/17

(1)	20% of the outstanding time options granted in fiscal 2007 vested and became exercisable on the first anniversary of the date of grant, May 7, 2008, and are reported in column (b) above. Unvested outstanding time options are reported in column (c) above and ordinarily become vested pursuant to the vesting schedule for time options described in the “Description of Stock Option Awards” section above. Unvested outstanding performance options and exit options are reported in column (d) above and ordinarily become vested pursuant to the vesting schedule for performance options and exit options, as applicable, described in the “Description of Stock Option Awards” section above. None of the outstanding performance options and exit options vested in fiscal 2008. As described in the “Potential Payments Upon Termination or Change in Control” section below, all or a portion of each option grant may vest earlier in connection with a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. or certain terminations of employment.
(2)	With the exception of Mr. Eatwell, the expiration date shown is the normal expiration date occurring on the tenth anniversary of the grant date and represents the latest date that options may be exercised. Options may terminate earlier in certain circumstances, such as in connection with a Named Officer’s termination of employment or in connection with certain corporate transactions, including a change in control of PTS Holdings Corp. or BHP Holdings L.L.C. The unvested portion of Mr. Eatwell’s options was forfeited upon his termination date of April 4, 2008.

Option Exercises and Stock Vested in Fiscal 2008

During fiscal year 2008, our Named Officers did not exercise any options or similar instruments or vest in any stock or similar instruments.

Pension Benefits—Fiscal 2008

The following table provides information regarding the pension benefits for our Named Officers.

Name (a)	Plan Name (b)	Number of Years Credited Service (#)(1) (c)	Present Value of Accumulated Benefit ($)(1) (d)	Payments During Last Fiscal Year ($) (e)
John Lowry	—	—	—	—

Matthew Walsh	—	—	—	—

David Eatwell	UK Retirement and Death Benefit Plan	20	2,356,000	—

Thomas J. Stuart	Pharmaceutical Technologies and Services Pension Plan	12.67	121,274	—

	Supplemental Benefit Plan for Key Employees of R.P. Scherer Corporation	11.67	77,408	—

Tracy Tsuetaki	—	—	—	—

Richard Yarwood	UK Retirement and Death Benefit Plan	16	3,422,000	—

(1)	The years of credited service and present value of accumulated benefits are presented as of June 30, 2008, assuming that each Named Officer retires at the earliest possible time without any reduction in benefits and that benefits are paid out in accordance with the terms of each plan described below. For a description of the material assumptions used to calculate the present value of accumulated benefits shown above, please see the discussion of defined benefit plans contained in Note 10 to our Consolidated Financial Statements for the period ended June 30, 2008, included as part of this Annual Report on Form 10-K.

Pension Plans

While they were employed by Cardinal, Messrs. Eatwell and Stuart and Dr. Yarwood each participated in one or more defined benefit pension plans. These plans were originally established by R.P. Scherer Corporation and its affiliates and were continued by Cardinal following its acquisition of R.P. Scherer Corporation. In connection with the Acquisition, we agreed with Cardinal to assume liability for benefits provided under these pension plans. In exchange for our agreement, the trust funding benefits under our Pharmaceutical Technologies and Services Pension Plan received an asset transfer of substantially all the assets (with the remainder to be transferred pursuant to the terms of the Acquisition agreement) from the trust funding benefits under the predecessor Cardinal plan equal to the projected benefit obligation (PBO) as of the closing date of the Acquisition in respect of the individuals for whom we agreed to assume liability. The following section contains a narrative description of the material terms of our Pharmaceutical Technologies and Services Pension Plan and the other two pension plans that we sponsor. All of these pension plans are currently frozen with respect to benefit accruals and are closed to new participants.

Pharmaceutical Technologies and Services Pension Plan. The Pharmaceutical Technologies and Services Pension Plan is a non-contributory pension plan intended to be qualified under the Internal Revenue Code that we established following the closing date of the Acquisition. We established this plan and its related trust to accept the asset transfer from Cardinal and to provide benefits to the participants in the prior Cardinal plan for whom we agreed to assume liability. Participation in the plan is limited to those individuals who were employed by Cardinal or R.P. Scherer Corporation on or before December 31, 2002 and who were eligible to participate in the prior Cardinal and/or R.P. Scherer Corporation plans. Participation is closed to all of our other employees, and Mr. Stuart is the only Named Officer eligible to participate in this plan.

Benefit accruals under this plan were frozen effective as of December 31, 2002, meaning that benefits under the plan are limited to the payment of amounts that were accrued as of that date. The plan’s normal retirement benefit formula is generally a monthly payment equal to the sum of (1) 1/12 of 1% of a participant’s average annual compensation earned over the five consecutive years prior to December 31, 2002 when compensation was the highest multiplied by the participant’s years of credited service earned through December 31, 2002 and (2) 1/12 of 0.5% of a participant’s average annual compensation earned over the five consecutive years prior to December 31, 2002 when compensation was the highest and that is in excess of covered compensation determined under IRS rules multiplied by the participant’s years of credited service earned through December 31, 2002 that do not exceed 35, less an offset for any benefits previously paid under this plan and for certain benefits payable under another qualified or foreign pension plan. Participants with accrued benefits under the plan as of December 31, 1993 are generally not subject to these same offsets on any benefits accrued as of December 31, 1993. Compensation under the plan is defined to include salary, bonuses and most other amounts earned for services (other than stock options and other equity awards), but is capped at an annual limit of $170,000. Benefit payments under this plan are subject to applicable limits under the Internal Revenue Code, and any benefits otherwise payable that are in excess of these limits will not be paid under this plan.

The plan’s normal retirement benefits become payable once a participant has reached age 65, although normal benefits for participants who joined the plan after the end of 1987 do not become payable until the later of age 65 or the date they have participated in the plan for five years. The plan also has an early retirement feature that permits participants to retire before normal retirement age and receive a level of benefits that is reduced by an early commencement factor to account for the earlier payment of benefits. Participants first become eligible for early retirement when they reach age 55 and have 10 years of service, and benefits are actuarially reduced for all early retirements prior to age 62. Mr. Stuart was not eligible for early retirement on June 30, 2008. The normal form of payment for early and normal retirement benefits is a life annuity for single participants and an actuarially equivalent joint and survivor annuity with a 50% survivor benefit for married participants. Participants may also elect to receive an actuarially equivalent amount of benefits in a different form, such as a life annuity that is guaranteed for 120 months, a joint and survivor annuity with a 66 2/3% or 100% survivor benefit or a lump-sum if the actuarially equivalent value of the participant’s benefit is $5,000 or less.

Participants generally begin to vest in their benefits under the plan after completing three years of service. Benefits generally vest at the rate of 20% per year of service, with full vesting after seven years; however, benefits may vest earlier if the plan is determined to be “top heavy” under the Internal Revenue Code or if the participant was employed before December 31, 1990. Benefits under the plan are also payable in the event of a participant’s death or disability.

Supplemental Benefit Plan for Key Employees of R.P. Scherer Corporation. The Supplemental Benefit Plan for Key Employees of R.P. Scherer Corporation is a non-qualified plan that is linked to the Pharmaceutical Technologies and Services Pension Plan described above. Unlike the Pharmaceutical Technologies and Services Pension Plan, benefits under this non-qualified plan are paid from our general assets. This plan was established to provide benefits to certain key employees participating in the Pharmaceutical Technologies and Services Pension Plan that have their benefits limited by the Internal Revenue Code and the compensation limits under the Pharmaceutical Technologies and Services Pension Plan. Mr. Stuart is the only Named Officer eligible to participate in this plan. Benefits payable under this plan are equal to (1) the benefits payable under the Pharmaceutical Technologies and Services Pension Plan determined without regard to the applicable limits under the Internal Revenue Code and applying a higher compensation limit (the compensation limit was set at $242,286 in 1994 and has been adjusted each year thereafter to account for increases in the consumer price index), less (2) the benefits payable under the Pharmaceutical Technologies and Services Pension Plan. Because benefit accruals under the Pharmaceutical Technologies and Services Pension Plan were frozen effective as of December 31, 2002, benefit accruals under this related plan were also frozen as of December 31, 2002. Benefits under this plan are payable at the same time and in the same manner as benefits under the Pharmaceutical Technologies and Services Pension Plan. Similarly, the vesting schedule under the Pharmaceutical Technologies and Services Pension Plan also applies to benefits under this plan.

UK Cardinal Health Retirement and Death Benefit Plan. The UK Cardinal Health Retirement and Death Benefit Plan is a pension plan that is intended to be tax qualified under applicable laws in effect in the United Kingdom. This plan was originally established by R.P. Scherer Corporation to provide pension benefits to its employees located in the United Kingdom. The defined benefit portion of the plan closed to future accrual effective as of August 31, 2003. Participation was closed to all employees from that date and the money purchase portion of the plan was established. Former members of the defined benefit portion of the plan were only eligible to join the money purchase portion on September 1, 2003. Participation is closed to all other employees. Mr. Eatwell and Dr. Yarwood are the only Named Officers with pension benefits in the defined benefit portion of this plan.

Benefit accruals under the defined benefit portion of this plan were frozen effective as of August 31, 2003. The plan’s normal retirement benefit for current executive employees is generally an annual payment equal to 1/30th (or 1/30th, 1/45th or 1/60th for periods after July 31, 2000 through August 31, 2003) of a participant’s highest annual compensation earned over the five years ending with the plan year next following August 31, 2003, multiplied by the participant’s years of credited service (up to a maximum of 20) earned through August 31, 2003. Non-executive members of the plan are entitled to benefits under a different formula. For executive participants such as Mr. Eatwell and Dr. Yarwood who joined the plan before August 1, 2000, compensation under the plan is generally defined to include salary, plus the average amount of bonuses and similar payments received during a three year period ending before the measurement date. For other participants, compensation is generally defined only to include salary. Pension benefits under the plan are also increased by an annual interest factor ranging from 3% to 5%. Benefit payments under this plan are in all events subject to applicable limits under United Kingdom law, and any benefits otherwise payable that are in excess of these limits will not be paid.

The plan’s normal retirement benefits become payable once a participant has reached age 65. The plan also has an early retirement feature that permits participants to retire before normal retirement age and receive a level of benefits that is actuarially reduced to account for the earlier payment of benefits. Participants first become eligible for early retirement when they reach age 50. The plan also permitted participants who were at least age 55 and who had at least seven years of service on August 31, 2003 to elect on or before July 31, 2003 to retire early on an agreed upon date. Participants who timely elected this early retirement option were credited with up to three additional years of service and age credits. Mr. Eatwell and Dr. Yarwood did not elect this early retirement option during 2003. Dr. Yarwood was eligible for early retirement on June 30, 2008. The normal form of payment for early and normal retirement benefits is equal monthly installments for the life of the participant. Participants may also elect to receive an actuarially equivalent amount of benefits in a different form, such as a smaller pension with a continuing benefit for surviving dependents or a smaller pension with a portion of benefits paid in a lump sum. Benefits under the plan are also payable in the event of a participant’s death or disability.

Non-qualified Deferred Compensation—Fiscal 2008

The following table provides information regarding contributions, earnings and balances for our Named Officers under our nonqualified deferred compensation plan.

Name (a)	Executive Contributions in Last FY ($)(1) (b)	Registrant Contributions in Last FY ($)(2) (c)	Aggregate Earnings in Last FY ($)(3) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
John Lowry	13,326	4,840	(37,698)	—	281,699	(4)
Matthew Walsh	—	—	—	—	—
David Eatwell	64,076	10,728	(13,405)	—	117,822	(4)
Thomas J. Stuart	83,656	25,808	(15,066)	—	261,765	(4)
Tracy Tsuetaki	44,712	—	(177)	—	44,535
Richard Yarwood	—	—	—	—	—

(1)	These amounts are also included in our Summary Compensation Table under “Salary.”
(2)	These amounts are also included in our Summary Compensation Table under “All Other Compensation.”
(3)	These amounts are not considered compensation reportable in the Summary Compensation Table.
(4)	Amounts include compensation earned in fiscal 2007 and included in our Summary Compensation Table for fiscal 2007 under “Salary” and “All Other Compensation”, as follows: Mr. Lowry $1,309; Mr. Eatwell $2,691; and Mr. Stuart $4,368.

Non-qualified Deferred Compensation Plan

The Company offers a non-qualified deferred compensation plan for a select group of our management (including all of the Named Officers except Dr. Yarwood). Mr. Fotiades, our Interim President and Chief Executive Officer and Chairman of our board of directors, is also eligible to participate in the plan. Eligible employees selected to participate in the plan may elect to defer between 1% and 20% of eligible compensation into the plan each year. Eligible compensation for employees generally includes salary, any annual cash bonuses, any special bonuses and other compensation includible as income for federal tax purposes, but does not include any income attributable to stock options or other equity awards. Participating directors may elect to defer between 20% and 100% of their fees for service on the board of directors (including meeting fees) into the plan each year. In our discretion, each year we may elect to make certain company contributions to participants in the plan; however, the plan does not require us to make any such contributions. Company contributions can be either matching contributions, contributions equal to a percentage of a participant’s compensation (regardless of the amount deferred) or contributions designed to supplement social security benefits. Any such contributions, however, are generally only made with respect to the first $100,000 of a participant’s compensation in excess of the annual compensation limit under the Internal Revenue Code for each year (the limit was $230,000 for 2008). We elected to make all three types of company contributions for fiscal 2008, and we anticipate continuing to make all three types of contributions in subsequent years. Participants are always 100% vested in their elective deferrals, and in any company matching contributions (including related earnings in each case). Participants become vested in other company contributions and related earnings after three years of service with us or upon retirement, death, total disability or a change in control.

Under the plan, we have the discretion to either credit participants’ deferrals with a hypothetical earnings rate, or to credit the deferrals with earnings and/or losses based on the deemed investment of the deferrals in investment alternatives selected by us, which investment alternatives generally include the investment funds available under our 401(k) plan. During fiscal 2008, participants were permitted to select the investment alternatives in which they wanted their deferrals to be deemed to be invested and were credited with earnings and/or losses based on the performance of the relevant investments. During fiscal 2008, the returns for the investment funds in which the participating Named Officers notionally invested their deferrals ranged from -3.4% to -9.2%. Participants were able to change the investment elections for their deferrals on a daily basis during fiscal 2008. Participants’ deferrals are ordinarily paid out in a lump-sum shortly following six months after the participant’s death or separation from service with us within the meaning of Section 409A of the Internal Revenue Code. Participants may also elect to receive a payout of their deferrals in annual installments over a period of five or 10 years after their separation from service or death, although notwithstanding any such elections, deferrals will be paid in a lump-sum in connection with a participant’s separation from service following a change in control. Participants may also elect to receive a payout in connection with an unforeseeable emergency, in accordance with the requirements of Section 409A of the Internal Revenue Code. Salary deferrals, company contributions and any applicable gains are held in a “rabbi” trust. “Rabbi” trust assets are ultimately controlled by us. Operating the deferred compensation plan this way is required by federal tax law in order to defer the taxation benefits from the plan until they are paid to the participants.

Potential Payments Upon Termination or Change in Control

The following section describes the payments and benefits that may become payable to the Named Officers in connection with their termination of employment and/or a change in control. All such payments and benefits will be paid or provided by us or PTS Holdings Corp. For purposes of this section, we have assumed that (1) the price per share of PTS Holdings Corp.’s common stock on June 30, 2008 is equal to its fair market value as determined in good faith by the board of directors of PTS Holdings Corp. because there has never been a public market for the common stock of PTS Holdings Corp., (2) PTS Holdings Corp. does not exercise any discretion to accelerate the vesting of outstanding options in connection with a change in control and (3) the value of any stock options that may be accelerated is equal to the full value of such awards (i.e., the full “spread” value for stock options on June 30, 2008). The 2007 PTS Holdings Corp. Stock Incentive Plan gives the PTS Holdings Corp. board of directors (and the compensation committee of that board of directors) considerable discretion with respect to the treatment of outstanding options in the event of a change in control. If the PTS Holdings Corp. board of directors (or the compensation committee of that board of directors) exercised its discretion to fully vest outstanding options, the Named Officers may receive benefits in addition to those described below.

In addition to the amounts presented below, the Named Officers will also be entitled to the benefits quantified and described under the “Pension Benefits—Fiscal 2008” and “Non-Qualified Deferred Compensation—Fiscal 2008” sections above, as more fully discussed in those sections. Please see “Compensation Discussion and Analysis—Current Compensation Program Elements—Severance and Other Benefits” for a discussion of how the amounts of the payments and benefits presented below were determined.

John Lowry

Effective July 30, 2008 John Lowry ceased serving as our President and Chief Executive Officer and a director of the Company and, effective September 28, 2008, Mr. Lowry’s employment with the Company terminated.

Mr. Lowry’s employment agreement, the 2007 PTS Holdings Corp. Stock Incentive Plan and the related stock option agreement provided for certain benefits to be paid to him upon termination under the terms described below. If Mr. Lowry’s termination were due to his disability or death, he would have been entitled to (1) a pro-rata portion of any annual cash bonus he would have earned for the year of termination and (2) accelerated vesting of the portion of his time vesting options that would otherwise have vested within 12 months following his termination of employment. Mr. Lowry would not have been entitled to any similar accelerated vesting for his performance options or exit options. Any pro-rata bonus payment would have been paid in a lump-sum within two and one-half (2-1/2) months after the end of the fiscal year in which Mr. Lowry’s termination of employment occured.

If during the term of Mr. Lowry’s employment agreement, his employment was terminated by us without cause or by him for good reason, or if we failed to renew his agreement at the end of its term, he would have been entitled to receive (1) a pro-rata portion of any annual cash bonus he would have earned for the year of termination, (2) a cash payment equal to two times the sum of his then-current base salary and his target annual bonus, (3) continued participation (or after 18 months, reimbursement for the costs of participation on an after tax basis) in our group health plans for up to two years and (4) accelerated vesting of the portion of his time options that would otherwise have vested within 12 months following his termination of employment. Mr. Lowry would not have been entitled to any similar accelerated vesting for his performance options or exit options. Any pro-rata bonus payment would have been paid in a lump-sum within two and one-half (2-1/2) months after the end of the year in which Mr. Lowry’s termination of employment occured, while any cash payment in respect of his base salary and target annual bonus would have been paid in equal monthly installments over a two-year period. The following circumstances would have constituted good reason subject to our cure rights: if (a) there had been a substantial diminution in his position or duties or an adverse change in his reporting lines, (b) he had been assigned duties that were materially inconsistent with his position, (c) his base salary had been reduced or other earned compensation had not been paid when due, (d) he had been removed from or not re-elected to our or PTS Holdings Corp.’s board of directors, (e) our headquarters were relocated by more than 50 miles, (f) he had not provided with the same annual bonus opportunity specified for our 2008 fiscal year or (g) his employment agreement had not been assumed, whether by operation of law or otherwise, in connection with a change in control of PTS Holdings Corp.

In the event of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C., Mr. Lowry would have been entitled to full vesting of his time options. Unlike the time options, Mr. Lowry’s exit options and performance options would not have automatically become fully vested in connection with such a change in control; however, the exit options and performance options would have become vested in connection with the transaction if the applicable performance targets had been attained. We also agreed to provide Mr. Lowry with a “gross up” payment up to $1,000,000 to compensate him for any excise taxes imposed under Section 4999 of the Internal Revenue Code in connection with a change in control of PTS Holdings Corp., but this gross-up would only have been provided if the shareholder approval exemption for privately held companies contained in Section 280G of the Internal Revenue Code were not available. Because we do not have publicly traded stock, the shareholder approval exemption may or may not be available to us, depending on the facts and circumstances.

Under his employment agreement, Mr. Lowry was required to enter into a binding general release of claims as a condition to receiving any cash severance payment in respect of his base salary and target annual bonus. For one year following Mr. Lowry’s termination of employment, his employment agreement prohibits him from competing with us and from soliciting our employees, consultants and certain actual and prospective clients. The agreement also contains an indefinite restriction on Mr. Lowry’s disclosure of our confidential information and requires him to assign us all of his rights to certain he creates. If Mr. Lowry breaches the non-competition, non-solicitation or intellectual property covenants, we may stop paying or providing any portion of his severance payments or benefits that remain unpaid. The restrictive covenants contained in Mr. Lowry’s employment agreement are in addition to the restrictive covenants contained in the subscription agreement entered into in connection with the 2007 PTS Holdings Corp. Stock Incentive Plan, which covenants are described in the “Description of Stock Option Awards” section above.

The following table lists the benefits that would have been triggered for Mr. Lowry under the circumstances described above assuming that the applicable triggering event occurred on June 30, 2008.

Triggering Event	Value of Non-Equity Incentive Plan Compensation(1) ($)	Value of Option Acceleration(2) ($)	Value of Base Salary and Target Bonus Payment(3) ($)	Value of Continued Benefits Participation(4) ($)	Value of Excise Tax “Gross Up”(5) ($)	Total ($)
Death or Disability	495,000	—	—	—	—	495,000
Termination by Us Without Cause, by Mr. Lowry for Good Reason or Due to Our Non-Renewal	495,000	—	2,166,050	$21,628	—	$2,682,678
Change in Control	—	—	—	—	—	—

(1)	The amounts reported represent Mr. Lowry’s actual annual cash bonus attributable to Mr. Lowry’s service for us during our 2008 fiscal year as part of the MIP.
(2)	The board of directors of PTS Holdings Corp. has determined that there has been no appreciation in the fair market value of PTS Holdings Corp.’s common stock since Mr. Lowry’s options were granted. As a result, his options currently do not have any “spread” value.
(3)	The amount reported consists of two times the sum of Mr. Lowry’s annual salary and target annual bonus.
(4)	The amount reported represents income attributable to the health care premiums paid by the Company with respect to Mr. Lowry’s participation in our employee benefit plans for a two (2) year period.
(5)	Mr. Lowry is entitled to an excise tax “gross up.”

The Company and Mr. Lowry entered into a separation agreement, dated September 26, 2008, in connection with his termination of employment. The separation agreement provides him with the same severance payments and benefits he was entitled to under his employment agreement and his stock option agreement entered into in connection with the 2007 PTS Holdings Corp. Stock Incentive Plan in connection with a termination by us without cause. In addition, we agreed to recommend to the board of directors of PTS Holdings Corp. that all of Mr. Lowry’s 1,172.836 shares of PTS Holdings Corp. be repurchased at a repurchase price of $1,000 per share for an aggregate repurchase price of $1,172,836. The separation agreement supersedes the terms of the employment agreement.

Thomas J. Stuart

Mr. Stuart’s employment agreement, the 2007 PTS Holdings Corp. Stock Incentive Plan and the related stock option agreement provide for certain payments and benefits to be paid to Mr. Stuart if his employment terminates for one of the reasons described below. If Mr. Stuart’s employment terminates due to his disability, he will be entitled to (1) a cash payment in an amount equal to two times his then-current base salary payable in equal installments over a two year period, which amount will be offset by any amounts paid or payable under the Company’s disability plan and (2) accelerated vesting of the portion of his time options that would otherwise have vested within 12 months following his termination of employment. The same portion of Mr. Stuart’s time options would also vest upon his termination of employment due to death, although he would not be entitled to any similar accelerated vesting for his performance options and exit options upon death or disability.

If during the term of Mr. Stuart’s employment agreement, his employment is terminated by us without cause, he terminates for good reason or if we fail to renew his agreement at the end of its term, pursuant to the employment agreement, he will be entitled to receive: (1) a cash payment in an amount equal to two times the sum of his then-current base salary and his annual bonus award of 75% of base salary (regardless of whether any applicable performance targets are attained), which amount is payable in equal monthly installments over a two year period, (2) a pro-rata portion of the annual bonus, if any he would be entitled to receive for the year of termination, (3) continued participation (or after 18 months, payment for the Company’s cost for such coverage on a tax “gross-up” basis) in the Company’s group health plans for up to two years, (4) continued payment of his car allowance for a period of two additional years and (5) accelerated vesting of the portion of his time options that would otherwise have vested within 12 months following his termination of employment (but not for his performance options and exit options).

Mr. Stuart’s employment agreement in effect on June 30, 2007 was originally entered into while he was employed by Cardinal and had been assumed by us following the closing date of the Acquisition. Because his prior position with Cardinal was eliminated, pursuant to the amendment to his employment agreement Mr. Stuart had the option to resign for “good reason” by providing notice at any time by July 31, 2007 and receive enhanced severance benefits. He did not exercise this option. Discussions with Mr. Stuart regarding his employment agreement, severance benefits resulted in a new agreement dated June 9, 2008, effective August 1, 2007, which superseded all prior agreements.

In the event of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C., Mr. Stuart will be entitled to full vesting of his time options. Unlike the time options, Mr. Stuart’s exit options and performance options will not automatically become fully vested in connection with such a change in control; however the exit options and performance options may become vested in connection with the transaction if the applicable performance targets are attained.

Mr. Stuart’s employment agreement prohibits him from competing with us and from soliciting our employees for one year following his termination of employment for any reason. The agreement also contains an indefinite restriction on Mr. Stuart’s disclosure of our confidential information. If Mr. Stuart breaches any of these restrictive covenants, any unpaid severance payments will be forfeited. The restrictive covenants contained in Mr. Stuart’s employment agreement are in addition to the restrictive covenants contained in the subscription agreement entered into in connection with the 2007 PTS Holdings Corp. Stock Incentive Plan; which covenants are described in the “Description of Stock Option Awards” section above.

The following table lists the benefits that would be triggered for Mr. Stuart under the circumstances described above assuming that the applicable triggering event occurred on June 30, 2008.

Triggering Event	Value of Non-Equity Incentive Compensation ($)(1)	Value of Option Acceleration ($)(2)	Value of Base Salary Continuation ($)(3)(7)	Value of Bonus Payment ($)(4)	Value of Continued Benefits Participation ($)(5)	Value of Continued Automobile Benefits ($)(6)	Total ($)
Disability	—	—	848,000	—	—	—	848,000
Death	—	—	—	—	—	—	—
Termination by Us Without Cause or Due to Our Non-Renewal or Termination by Mr. Stuart for Good Reason	336,996	—	848,000	636,000	21,387	44,568	1,886,951
Change in Control	—	—	—	—	—	—	—

(1)	If termination is by us without cause due, to our non-renewal of the employment term or by Mr. Stuart for good reason, Mr. Stuart will be entitled to a pro-rata portion of the Annual Bonus, if any, multiplied by a fraction, the numerator of which is the number of days during which he was employed in the fiscal year of termination and the denominator of which is 365. The amount reflects the actual cash bonus paid for fiscal year 2008 as part of the MIP.
(2)	The board of directors of PTS Holdings Corp. has determined that there has been no appreciation in the fair market value of PTS Holdings Corp.’s common stock since Mr. Stuart’s options were granted. As a result, his options currently do not have any “spread” value.
(3)	The amount reported consists of two times the sum of Mr. Stuart’s annual salary.
(4)	The amount reported consists of two times the sum of Mr. Stuart’s annual bonus award of 75% of base salary.
(5)	The amount reported represents income attributable to the health care premiums paid by the Company with respect to Mr. Stuart’s participation in our employee benefit plans for a two (2) year period.
(6)	The amount reported consists of two times the sum of Mr. Stuart’s annual car allowance.
(7)	Amount reported does not reflect any offset for amounts Mr. Stuart may be entitled to under our disability plans.

Richard Yarwood

Dr. Yarwood’s employment agreement, the 2007 PTS Holdings Corp. Stock Incentive Plan and the related stock option agreement provide for certain benefits to be paid to Dr. Yarwood if his employment terminates for one of the reasons described below. If Dr. Yarwood’s employment terminates due to his disability, he will be entitled to (1) continued payment for 24 months of his average monthly salary earned over the two years prior to his termination of employment, with such payments offset by any amounts he is entitled to under any of our other disability plans and (2) accelerated vesting of the portion of his time options that would otherwise have vested within 12 months following his termination of employment. The same portion of Dr. Yarwood’s time options would also vest upon his termination of employment due to death, although he will not be entitled to any similar accelerated vesting for his performance options or exit options upon death or disability.

If during the term of Dr. Yarwood’s employment agreement, his employment is terminated by us without cause or by him for good reason, or if we fail to renew his agreement at the end of its term, he will be entitled to receive (1) continued payment for 12 months of his average monthly salary earned over the two years prior to his termination of employment, (2) continued participation in our group life, disability, accident and medical plans for 12 months, (3) continued use of his company-paid automobile and payment for related insurance for 12 months (or payment of a car allowance for such period instead) and (4) accelerated vesting of the portion of his time options that would otherwise have vested within 12 months following his termination of employment. Dr. Yarwood will not be entitled to any similar accelerated vesting for his performance options or exit options. Dr. Yarwood would have good reason to terminate his employment if (a) we materially reduce his duties, responsibilities or titles, (b) he is involuntarily removed from his position, (c) he resigns within six months after a change in control or (d) such other events or reasons determined by us in our discretion occur.

In the event of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C., Dr. Yarwood will be entitled to full vesting of his time options. Unlike the time options, Dr. Yarwood’s exit options and performance options will not automatically become fully vested in connection with such a change in control; however the exit options and performance options may become vested in connection with the transaction if the applicable performance targets are attained.

For two years following Dr. Yarwood’s termination of employment, his employment agreement prohibits him from competing with us and from soliciting our employees. The agreement also contains an indefinite restriction on Dr. Yarwood’s disclosure of our confidential information. If Dr. Yarwood breaches any of these restrictive covenants, any unpaid severance payments will be forfeited. The restrictive covenants contained in Dr. Yarwood’s employment agreement are in addition to the restrictive covenants contained in the subscription agreement entered into in connection with the 2007 PTS Holdings Corp. Stock Incentive Plan, which covenants are described in the “Description of Stock Option Awards” section above.

The following table lists the benefits that would be triggered for Dr. Yarwood under the circumstances described above assuming that the applicable triggering event occurred on June 30, 2008.

Triggering Event	Value of Non-Equity Plan Compensation ($)	Value of Option Acceleration(1) ($)	Value of Base Salary Continuation ($)(6)		Value of Continued Benefits Participation ($)(4)	Value of Continued Automobile Benefits ($)(5)	Total ($)
Disability	—	—	1,040,024	(2)	—	—	1,040,024
Death	—	—	—		—	—	—
Termination by Us Without Cause, by Dr. Yarwood for Good Reason or Due to Our Non-Renewal	—	—	520,012	(3)	844	26,000	546,856
Change in Control	—	—	—		—	—	—

(1)	The board of directors of PTS Holdings Corp. has determined that there has been no appreciation in the fair market value of PTS Holdings Corp.’s common stock since Dr. Yarwood’s options were granted. As a result, his options currently do not have any “spread” value.
(2)	The amount reported consists of two times the sum of Dr. Yarwood’s annual salary.
(3)	The amount reported consists of one times Dr. Yarwood’s annual salary.
(4)	The amount reported represents income attributable to the annual medical premium paid by the Company.
(5)	The amount reported consists of Dr. Yarwood’s annual car allowance.
(6)	Amount reported does not reflect any offset for amounts Dr. Yarwood may be entitled to under our disability plans.

Mr. Walsh and Dr. Tsuetaki

Mr. Walsh and Dr. Tsuetaki were not covered by employment agreements at the end of fiscal 2008. However, their severance agreements, the 2007 PTS Holdings Corp. Stock Incentive Plan and the related stock option agreements provide for certain benefits to be paid to each of them if their employment terminates for one of the reasons described below. If the employment of Mr. Walsh or Dr. Tsuetaki terminates due to death or disability, each will be entitled to accelerated vesting of the portion of their time options that would otherwise have vested within 12 months following a termination of employment (like the other Named Officers, they will not be entitled to any similar accelerated vesting for performance options and exit options).

If the employment of Mr. Walsh or Dr. Tsuetaki was terminated by us without cause or by the executive for good reason, in each case at the end of fiscal 2008, each would have been entitled to a severance payment equal to one (1) times the sum of their annual base salary and target annual bonus, payable in equal installments over the one (1) period following the date of their termination of employment. Each would also be entitled to continued participation in our group health plans (to the extent the officers were receiving such coverage as of the termination date), at the same premium rates as may be charged from time to time for employees of the Company generally, which coverage would be provided until the earlier of (x) the expiration of the one year period following the date of termination of employment and (y) the date the officer becomes eligible for coverage under group health plan(s) of any other employer. Each Named Officer is required to enter into a binding general release of claims as a condition to receiving most severance payments and benefits under the policy.

Under the stock option agreements entered into in connection with the 2007 PTS Holdings Corp. Stock Incentive Plan, if the employment of Mr. Walsh or Dr. Tsuetaki is terminated by us without cause or by the Named Officer for good reason, he will be entitled to receive accelerated vesting of the portion of his time options that would otherwise have vested within 12 months following termination of employment (there is no accelerated vesting for performance options and exit options). At the end of our 2008 fiscal year, each of Mr. Walsh and Dr. Tsuetaki would have had a good reason to terminate employment if (a) there had been a substantial diminution in his position or duties or an adverse change in his reporting lines, (b) he was assigned duties that were materially inconsistent with his position, (c) his base salary had been reduced or other earned compensation was not paid when due, (d) our headquarters were relocated by more than 50 miles, or (e) he was not provided with the same annual bonus opportunity specified in his offer letter.

In the event of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C., each of Mr. Walsh and Dr. Tsuetaki will be entitled to full vesting of his time options. As with the other Named Officers, their exit options and performance options will not automatically become fully vested in connection with such a change in control; however, the exit options and performance options may become vested in connection with the transaction if the applicable performance targets are attained. Mr. Walsh and Dr. Tsuetaki are each subject to the restrictive covenants contained in the 2007 PTS Holdings Corp. Stock Incentive Plan, which covenants are described in the “Description of Stock Option Awards” section above.

The following table lists the estimated amounts that would become payable to Mr. Walsh and Dr. Tsuetaki under the circumstances described above assuming that the applicable triggering event occurred on June 30, 2008.

Triggering Event	Value of Non- Equity Incentive Compensation ($)	Value of Option Acceleration(1) ($)	Value of Severance Payment ($) (2)	Value of Continued Benefits Participation ($)(3)	Total ($)
Disability
Matthew Walsh	—	—	—	—	—
Tracy Tsuetaki	—	—	—	—	—

Death
Matthew Walsh	—	—	—	—	—
Tracy Tsuetaki	—	—	—	—	—

Termination by Us Without Cause
Matthew Walsh	—	—	848,750	7,795	856,545
Tracy Tsuetaki	—	—	656,250	10,025	666,275

Termination by Executive for Good Reason
Matthew Walsh	—	—	848,750	7,795	856,545
Tracy Tsuetaki	—	—	656,250	10,025	666,275

Change in Control
Matthew Walsh	—	—	—	—	—
Tracy Tsuetaki	—	—	—	—	—

(1)	The board of directors of PTS Holdings Corp. has determined that there has been no appreciation in the fair market value of PTS Holdings Corp.’s common stock since Mr. Walsh’s and Dr. Tsuetaki’s options were granted. As a result, their options currently do not have any “spread” value.
(2)	The amounts reported represent the sum of each officer’s annual base salary and target annual bonus.
(3)	The amount reported represents income attributable to the health care premiums paid by the Company with respect to Mr. Walsh’s and Dr. Tsuetaki’s participation in our employee benefit plans for a one (1) year period.

Mr. Eatwell

On April 4, 2008 we entered into a separation agreement with Mr. Eatwell, the Company’s former Senior Vice President and Chief Financial Officer, with respect to Mr. Eatwell’s termination of employment with the Company. Set forth below is a summary of the material terms of the separation agreement.

Subject to his adherence to the restrictive covenants contained in the Management Equity Subscription Agreement, dated May 7, 2007, by and between PTS Holdings Corp. and Mr. Eatwell (the “Management Equity Agreement”), Mr. Eatwell is entitled to receive $560,717 in severance pay in the form of salary continuation for a fifty-two week period. The severance pay consists of his then current annual salary ($310,500), a MIP bonus equal to his target bonus of 75% of his annual salary ($232,875), plus his annual car allowance ($17,342).

In addition, if Mr. Eatwell satisfactorily performs the duties reasonably requested by us during the six (6) month period following his separation date of April 4, 2008, as determined by the Company’s Interim Chief Executive Officer in his sole discretion, Mr. Eatwell will also be entitled to receive an additional $140,179.25 in severance pay in the form of salary continuation for an additional three month period following the end of his initial fifty-two week severance period.

Pursuant to the terms of the separation agreement, Mr. Eatwell was also eligible to receive a pro rata bonus for the 2008 fiscal year under the MIP based on the number of days Mr. Eatwell was employed by the Company during the 2008 fiscal year. The amount of such bonus was $158,528 and was paid on September 19, 2008.

Subject to his adherence to the restrictive covenants contained in the Management Equity Agreement, in addition to the severance pay described above, Mr. Eatwell is entitled to continue to participate in the Company’s group health insurance plans at the same premium rates as may be charged to Company employees generally until the earlier of the (i) the expiration of the applicable severance period and (ii) the date he becomes eligible for coverage under group health plans of any other employer. The Company also agreed to pay for outplacement assistance on Mr. Eatwell’s behalf.

With respect to the 613.397 shares of common stock of PTS Holdings Corp. previously purchased by Mr. Eatwell pursuant to the Management Equity Agreement, the Company repurchased 338.397 of such shares at a repurchase price per share of $1,000, for an aggregate repurchase price of $338,397. The remaining 275 shares of common stock of PTS Holdings Corp. continue to be subject to the terms and conditions of the Management Equity Agreement and the Securityholders Agreement, dated as of May 7, 2007, among PTS Holdings Corp. and the other parties thereto.

With respect to Mr. Eatwell’s options to purchase shares of common stock of PTS Holdings Corp., pursuant to the Nonqualified Stock Option Agreement, dated as of May 7, 2007, by and between Mr. Eatwell and PTS Holdings Corp., Mr. Eatwell had ninety (90) days from his separation date to exercise 20% of the shares (i.e., 183 shares) subject to the time option. Mr. Eatwell did not exercise these options. The remaining 80% of the shares subject to the time option, as well as 100% of the shares subject to the performance options and exit options were forfeited as of his separation date and Mr. Eatwell was not able to exercise his option with respect to those shares.

Compensation Committee Interlocks and Insider Participation

During the last completed fiscal year, John Lowry, our former Chief Executive Officer, participated in discussions with the board of directors regarding executive officer compensation. Mr. Lowry does not participate in any discussions or decisions regarding his own compensation. None of our executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any entity, whose executive officers served as a director of our company or member of our compensation committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Submitted by the Compensation Committee of the Company’s Board of Directors:

Chinh E. Chu

Peter Baird

Bruce McEvoy

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of PTS Holdings Corp.

PTS Holdings Corp. owns 100% of the limited liability company interests of PTS Intermediate Holdings LLC, which owns 100% of our issued and outstanding common stock.

The following table and accompanying footnotes set forth information with respect to the beneficial ownership of the common stock of PTS Holdings Corp. as of September 1, 2008 for (i) each individual or entity known by us to own beneficially more than 5% of the common stock of PTS Holdings Corp., (ii) each of our Named Executive Officers, (iii) each of our directors and (iv) all of directors and our executive officers as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated common stock of PTS Holdings Corp. Unless otherwise noted, the address of each beneficial owner is 14 Schoolhouse Road, Somerset, New Jersey, 08873.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent
Blackstone Funds(2)	1,053,979	99.15%
Stephen A. Schwarzman(2)	1,053,979	99.15%
Peter G. Peterson(2)	1,053,979	99.15%
John Lowry(3)	1,973	*
David Eatwell	275	*
Matthew Walsh	400	*
Tracy Tsuetaki	300	*
Thomas J. Stuart(3)	927	*
Richard Yarwood(3)	1,599	*
George Fotiades(3)	2,500	*
Peter Baird(3)	50	*
Paul Clark	—	—
Chinh E. Chu(4)	—	—
Michael Dal Bello(5)	—	—
Bruce McEvoy(6)	—	—
Aleksandar Erdeljan(7)	—	—
All directors and executive officers as a group (19 persons)(8)	8,687	*

(*)	Less than 1%
(1)	Fractional shares beneficially owned have been rounded up to the nearest whole share.
(2)

Shares shown as beneficially owned by the Blackstone Funds are held directly by Phoenix Charter LLC. 100% of the limited liability company interests of Phoenix Charter LLC are held directly by BHP PTS Holdings L.L.C. Blackstone Healthcare Partners LLC is the managing member and controls approximately 87% of BHP PTS Holdings L.L.C. Aleksandar Erdeljan and Paul Clark each hold less than 1% of the interests in BHP PTS Holdings L.L.C. and affiliates of Aisling Capital and Genstar Capital, LLC hold 2.4% and 9.6% interests, respectively, in BHP PTS Holdings L.L.C. Blackstone Healthcare Partners LLC, by virtue of its management rights and controlling interest in BHP PTS Holdings L.L.C., has investment and voting control over the shares of PTS Holdings Corp. indirectly held by BHP PTS Holdings L.L.C. Blackstone Capital Partners V L.P., Blackstone

Capital Partners V-AC L.P., BCP V-S L.P., BCP V Co-Investors L.P., Blackstone Family Investment Partnership V L.P., Blackstone Family Investment Partnership V-A L.P., Blackstone Participation Partners V L.P. and International Healthcare Partners LLC are members of Blackstone Healthcare Partners LLC and Blackstone Capital Partners V L.P. is the managing member of Blackstone Healthcare Partners LLC (collectively, the “Blackstone Funds”). Blackstone Management Associates V L.L.C. (“BMA”) is the general partner of Blackstone Capital Partners V L.P. BMA V L.L.C. is the sole member of BMA. Blackstone Holdings III L.P. is the managing member and majority in interest owner of BMA V L.L.C. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by its founders, Stephen A. Schwarzman and Peter G. Peterson. Each of Messrs. Peterson and Schwarzman disclaims beneficial ownership of such shares except to the extent of his indirect pecuniary interest therein. Mr. Chu, a director of the Company, is a member of BMA and disclaims any beneficial ownership of PTS Holdings Corp. common stock beneficially owned by BMA. Mr. Erdeljan, a director of the Company, is a member of International Healthcare Partners LLC and disclaims any beneficial ownership of PTS Holdings Corp. common stock beneficially owned by Blackstone Healthcare Partners LLC. Additionally, pursuant to the terms of the PTS Holdings Corp. securityholders agreement, the Blackstone Funds may be deemed to have shared voting and dispositive power over the remaining .85% of PTS Holdings Corp. common stock held by senior management of the Company. The address of each of the entities listed in this footnote is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(3)	Includes shares of common stock issuable upon exercise of each executive’s vested time options: Mr. Lowry (800); Mr. Stuart (367); Dr. Yarwood (367), Mr. Fotiades (400) and Mr. Baird (50).
(4)	Mr. Chu is a Senior Managing Director of Blackstone. Mr. Chu disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.
(5)	Mr. Dal Bello is a Principal of Blackstone. Mr. Dal Bello disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.
(6)	Mr. McEvoy is an Associate of Blackstone. Mr. McEvoy disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.
(7)	Mr. Erdeljan is a member of International Healthcare Partners LLC. Mr. Erdeljan disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.
(8)	Includes 2,177 shares of common stock issuable upon exercise of vested time options.

Equity Compensation Plan Information

The following table provides information for the fiscal year ended June 30, 2008 with respect to shares of PTS Holdings Corp. common stock that may be granted under the 2007 PTS Holdings Corp. Stock Incentive Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	67,826	$1,000.00	8,174

(1)	The 2007 PTS Holdings Corp. Stock Incentive Plan was approved by the Board of Directors of PTS Holdings Corp. on May 7, 2007.

See Note 13 of the Audited Consolidated and Combined Financial Statements for more information on the 2007 PTS Holdings Corp. Stock Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

While we do not have a formal written policy, our board of directors will review and approve related party transactions on an as needed basis.

Agreements with Cardinal

Transition Services Provided by Cardinal to Us

Phoenix Charter LLC entered into a transition services agreement with Cardinal (the “Transition Services Agreement”), to provide for our orderly transition to being an independent company. Under the Transition Services Agreement, Cardinal provided various services during the transition period, which commenced at the closing of the Acquisition, including services relating to finance (treasury and shared services administration), tax, information technology, human resources, legal and import-export services. As of the date of this filing, the transition services to be provided are substantially complete.

Under the Transition Services Agreement, Cardinal provided/arranged for additional services in connection with the separation of the Acquired Businesses from Cardinal. After the expiration of the arrangements contained in the Transition Services Agreement, we may not be able to replace these services in a timely manner or on terms and conditions, including cost, as favorable as those we received from Cardinal.

Other Agreements

We entered into with Cardinal and Phoenix Charter LLC an agreement (the “Supply Agreement”) which provides that we manufacture or have manufactured and supply to Cardinal all of Cardinal’s requirements of the respiratory products Albuterol Sulfate, Ipratropium Bromide and Cromolyn Sodium (the “Products”) under certain Abbreviated New Drug Applications (the “ANDAs”). The Products are manufactured by us under these ANDAs. We have the exclusive right to manufacture the Products for Cardinal under the ANDAs and Cardinal is responsible for the maintenance of the ANDAs. The Supply Agreement has a three year term. We charge prices based on the type of customer to which Cardinal distributes the Products.

In addition, we are also party to certain other ordinary course agreements, which survived the Acquisition, with Cardinal and its subsidiaries pursuant to which we provide Cardinal or Cardinal provides us certain manufacturing, development and other services. Our total sales to Cardinal for the fiscal years ended June 30, 2005 and 2006 and for the period of July 1, 2006 to April 9, 2007 were $15.9 million, $11.3 million and $8.5 million, respectively. Also, we purchase certain supplies from Cardinal. Our total purchases from Cardinal for the fiscal years ended June 30, 2005 and 2006 and for the period of July 1, 2006 to April 9, 2007 were $4.7 million, $7.9 million and $1.7 million, respectively.

Agreements with Our Parent Companies

BHP PTS Holdings L.L.C. Securityholders Agreement

In connection with the closing of the Transactions, BHP PTS Holdings L.L.C. entered into a Securityholders Agreement with the Investors. The BHP PTS Holdings L.L.C. Securityholders Agreement governs the economic and voting characteristics of the units representing limited liability company membership interests in BHP PTS Holdings L.L.C. (which owns all of the equity interests of Phoenix Charter LLC), including with respect to the election of our directors and the directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions).

PTS Holdings Corp. Securityholders Agreement

Following the consummation of the Transactions, PTS Holding Corp. issued shares of its common stock and granted stock option awards to certain officers, directors and key employees of the Company (collectively, “Executives”) pursuant to the 2007 PTS Holdings Corp. Stock Incentive Plan. As a condition to acquiring such shares of common stock and receiving such options, the Executives were required to become a party, or agree to become a party, to the securityholders agreement between PTS Holdings Corp., Blackstone PTS Holdings LLC and Blackstone Healthcare Partners LLC. Under the securityholders agreement each party agrees, among other things, to elect or cause to be elected to the respective boards of directors of PTS Holdings Corp. and each of its subsidiaries such individuals as are designated by BHP PTS Holdings L.L.C. Each party also agrees to vote their shares in the manner in which BHP PTS Holdings L.L.C. directs in connection with amendments to PTS Holdings Corp.’s organizational documents (except for changes that would have a material adverse effect on the management of PTS Holdings Corp.), the merger, security exchange, combination or consolidation of PTS Holdings Corp. with any other person, the sale, lease or exchange of all or substantially all of the property and assets of PTS Holdings Corp. and its subsidiaries on a consolidated basis, and the reorganization, recapitalization, liquidation, dissolution or winding-up of PTS Holdings Corp. The securityholders agreement also includes certain restrictions on the transfer of shares, “tag along” and “drag along” rights, and rights of first refusal in favor of PTS Holdings Corp. See “Executive Compensation—Description of Stock Option Awards.”

Transaction and Advisory Fee Agreement

We and one or more of our parent companies entered into a transaction and advisory fee agreement with the affiliates of Blackstone and certain of the other Investors pursuant to which such entities or their affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of Blackstone and certain of the other Investors provide certain monitoring, advisory and consulting services to us for an aggregate annual management fee equal to the greater of $10 million or 3.0% of Consolidated Adjusted EBITDA (as defined in the senior secured credit agreement) for fiscal 2008 and each year thereafter. Affiliates of Blackstone and certain of the other Investors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of services pursuant to the agreement. In addition, pursuant to such agreement, the affiliates of the Investors also received a transaction fee of $34 million, which amount was included in the $38.0 million of estimated fees and expenses discussed under “Use of Proceeds,” in connection with services provided by Blackstone and its affiliates related to the Transactions. The transaction and advisory fee agreement includes customary exculpation and indemnification provisions in favor of Blackstone and its affiliates.

Upon a change of control in our ownership, a sale of all of our assets, or an initial public offering of our equity, and in recognition of facilitation of such change of control, asset sale or public offering by affiliates of Blackstone, these affiliates of Blackstone may elect to receive, in lieu of annual payments of the management fee, a single lump sum cash payment equal to the then-present value of all then current and future management fees payable under the agreement. The Agreement has a term of up to ten years. The lump sum payment would only be payable to the extent that it is permitted under other agreements governing our indebtedness.

Other Agreements and Relationships

Certain of our softgel facilities purchase gelatin materials and a softgel German subsidiary leases plant facilities, purchases other services and receives loans from time-to-time from a German company that is also the minority partner of our softgel German subsidiary.

Gerresheimer and Klöckner Pentaplast, which are affiliated with Blackstone, supply us with packaging materials, raw materials and other supplies used in our contract manufacturing operations. Purchases from Gerresheimer and Klöckner Pentaplast were approximately $1.0 million and $3.5 million, respectively, for the fiscal year ended June 30, 2008. We believe that these transactions were entered into in the ordinary course of our business and were conducted on an arm’s length basis.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by Ernst & Young for the audit of the Company’s annual financial statements for the years ended June 30, 2008 and June 30, 2007, and fees billed for other services rendered by Ernst & Young during those periods.

	2008	2007
(in thousands)
Audit fees	$3,467	$3,073
Audit-related fees	264	209
Tax fees	341	251
All other fees	675	24

Total	$4,747	$3,557

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Consistent with SEC and PCAOB requirements regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibly, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will submit a list of services and related fees expected to be rendered during that year within each of the four categories of services to the Audit Committee for approval.

1.	Audit services include audit work performed on the financial statements and internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

2.	Audit-Related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.	Tax services include all services, except those services specifically related to the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax analysis; assisting with coordination of execution of tax-related activities, primarily in the area of corporate development; supporting other tax-related regulatory requirements; and tax compliance and reporting.

4.	All Other services are those services not captured in the audit, audit-related or tax categories. The Company generally does not request such services from the independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves independent public accounting firm services within each category and the fees of each category are budgeted. The Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. The Financial Statements listed in the Index to Financial Statements, filed as part of this Annual Report on Form 10-K.

(a)(2)	Financial Statements Schedules. Financial statement schedules are omitted since the required information is either not applicable or is included in our audited consolidated and combined financial statements.

(b)	Exhibits.

Exhibit No.	Description
2.1	Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.01 to Cardinal Health’s Inc.’s Current Report on Form 8-K filed on April 16, 2007, File No. 1-11373)

2.2	Amendment No. 1, dated March 9, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.02 to Cardinal Health’s Inc.’s Current Report on Form 8-K filed on April 16, 2007, File No. 1-11373)

2.3	Amendment No. 2, dated April 10, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.03 to Cardinal Health’s Inc.’s Current Report on Form 8-K filed on April 16, 2007, File No. 1-11373)

2.4	Amendment No. 3, dated June 22, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.1.4 to Cardinal Health’s Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)

3.1	Amended and Restated Certificate of Incorporation of Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

3.2	Amended and Restated By-laws of Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.1	Senior Indenture dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc. and the Bank of New York (incorporated by reference to Exhibit 4.1 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.2	Senior Subordinated Indenture dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc. and the Bank of New York (incorporated by reference to Exhibit 4.2 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.3	Registration Rights Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Banc of America Securities LLC, Banc of America Securities Limited, Deutsche Bank Securities Inc., Deutsche Bank AG, London Branch, GE Capital Markets, Inc. and GE Corporate Finance Bank SAS (incorporated by reference to Exhibit 4.3 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.4	First Supplemental Indenture, dated as of July 3, 2008, to the Senior Indenture dated as of April 10, 2007, among Catalent US Holding I, LLC, Catalent US Holding II, LLC and The Bank of New York Mellon.*

4.5	First Supplemental Indenture, dated as of July 3, 2008, to the Senior Subordinated Indenture dated as of April 10, 2007, among Catalent US Holding I, LLC, Catalent US Holding II, LLC and The Bank of New York Mellon.*

†10.1	Separation Agreement, dated September 26, 2008, between John Lowry and Catalent Pharma Solutions, Inc.*

†10.2	Employment Agreement, dated April 19, 2007, between PTS Holdings Corp. and George L. Fotiades (incorporated by reference to Exhibit 10.2 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.3

Form of Non-Qualified Stock Option Agreement (George Fotiades) (incorporated by reference to Exhibit 10.23 to Catalent Pharma Solutions Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.4

Summary of Additional Compensation for George Fotiades (incorporated by reference to Item 5.02(c) of Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed August 4, 2008, File No. 333-147871)

†10.5

Consulting Agreement, dated May 10, 2007, between PTS Holdings Corp. and Aleksandar Erdeljan (incorporated by reference to Exhibit 10.3 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.6	Employment Agreement, dated February 1, 1998, between Richard Yarwood and R.P. Scherer Corporation (incorporated by reference to Exhibit 10.6 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.7	Amendment, dated January 18, 2000, to Employment Agreement dated February 1, 1998 between Richard Yarwood and R.P. Scherer Corporation (incorporated by reference to Exhibit 10.7 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.8	Employment Agreement, dated June 9, 2008, between Thomas Stuart and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed June 11, 2008, File No. 333-147871)

†10.9	Offer Letter, dated September 28, 2007, between Tracy Tsuetaki and Catalent Pharma Solutions, Inc.*

†10.10	Severance Agreement, dated September 22, 2008, between Tracy Tsuetaki and Catalent Pharma Solutions, Inc.*

†10.11	Separation Agreement, dated April 4, 2008, between David Eatwell and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K, filed April 9, 2008, File No. 333-147871)

†10.12	Offer Letter, dated February 29, 2008, between Matthew Walsh and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2008, File No. 333-147871)

†10.13	Severance Agreement, dated February 29, 2008, between Matthew Walsh and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2008, File No. 333-147871)

10.14	Transaction and Advisory Fee Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Blackstone Management Partners V L.L.C., Genstar Capital LLC and Aisling Capital, LLC (incorporated by reference to Exhibit 10.10 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.15	Securityholders Agreement, dated as of May 7, 2007, among PTS Holdings Corp., Blackstone Healthcare Partners LLC, BHP PTS Holdings LLC and the other parties thereto (incorporated by reference to Exhibit 10.11 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

†10.16	Form of Unit Subscription Agreement (incorporated by reference to Exhibit 10.12 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.17	Form of Management Equity Subscription Agreement (incorporated by reference to Exhibit 10.13 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.18	Form of Nonqualified Stock Option Agreement (executives) (incorporated by reference to Exhibit 10.14 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.19	Form of Nonqualified Stock Option Agreement (non-employee directors) (incorporated by reference to Exhibit 10.15 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.20	2007 PTS Holdings Corp. Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

†10.21	Pharmaceutical Technologies and Services Deferred Compensation Plan (incorporated by reference to Exhibit 10.17 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

†10.22	Form of Supplemental Benefit Plan for Key Employees of R.P. Scherer Corporation (incorporated by reference to Exhibit 10.18 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

†10.23	Amended Summary of Management Incentive Plan*

10.24	Credit Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other Lenders as parties thereto (incorporated by reference to Exhibit 10.19 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.25	Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Herein and Morgan Stanley Senior Funding, Inc., (incorporated by reference to Exhibit 10.20 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.26	Security Agreement Supplement, dated as of July 1, 2008, to the Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Herein and Morgan Stanley Senior Funding Inc.*

10.27	Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Herein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.28	Intellectual Property Security Agreement Supplement, dated as of July 1, 2008, to the Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Herein and Morgan Stanley Senior Funding, Inc.*

10.29	Guaranty, dated as of April 10, 2007, among PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Herein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.22 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.30	Guaranty Supplement, dated as of July 1, 2008, to the Guaranty, dated as of April 10, 2007, among PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Herein and Morgan Stanley Senior Funding, Inc.*

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges*

21.1	List of Subsidiaries*

31.1	Certification of the Interim Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Interim Chief Executive Officer pursuant to 18 U.S.C. Section 13.50, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Furnished herewith.
†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 2008.

CATALENT PHARMA SOLUTIONS, INC.

By:	/s/ Samrat S. Khichi
Name:	Samrat S. Khichi
Title:	Senior Vice President,
General Counsel and Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ George L. Fotiades		September 29, 2008
George L. Fotiades	Interim President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Matthew M. Walsh		September 29, 2008
Matthew M. Walsh	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Chinh E. Chu		September 29, 2008
Chinh E. Chu	Director

/s/ Michael Dal Bello		September 29, 2008
Michael Dal Bello	Director

/s/ Bruce McEvoy		September 29, 2008
Bruce McEvoy	Director

/s/ Peter Baird		September 29, 2008
Peter Baird	Director

/s/ Aleksandar Erdeljan		September 29, 2008
Aleksandar Erdeljan	Director

/s/ Paul Clark		September 29, 2008
Paul Clark	Director