Form 10-Q
period 2008-09-30
Catalent Pharma Solutions, Inc.
filed 2008-11-14
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: As a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant would have been required to file such reports) as if it were subject to such filing requirements).

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

As of November 12, 2008, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

CATALENT PHARMA SOLUTIONS, INC.

Special Note Regarding Forward-Looking Statements

Certain information included in this quarterly report on Form 10-Q may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-Q are forward-looking statements. In particular, statements that we make regarding future market trends are forward-looking statements. When used in this document, the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions are intended to identify forward-looking statements.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and the following:

•	our substantial indebtedness;

•	our ability to service our outstanding indebtedness and the impact such indebtedness may have on the way we operate our business;

•	competition in the industry;

•	the continued financial viability and success of our suppliers and customers, including the research and development and other scientific endeavors of our customers;

•	product or other liability risks inherent in the design, development, manufacture and marketing of our offerings;

•	changes in government regulations or our failure to comply with those regulations or other applicable laws, including environmental, health and safety laws;

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

•	certain liabilities in connection with our pension plans;

•	conflicts of interest with our controlling investors; and

•	one material weakness in our internal control over financial reporting.

We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions)

Unaudited

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Net revenue	$417.1	$435.1
Cost of products sold	321.4	329.1

Gross margin	95.7	106.0
Selling, general and administrative expenses	78.2	74.0
Impairment charges and loss/(gain) on sale of asset	0.1	0.4
Restructuring and other special items	2.6	4.3

Operating earnings	14.8	27.3
Interest expense, net	48.3	49.3
Other (income)/expense, net	(46.2)	48.0

Earnings/(loss) from continuing operations before income taxes and minority interest	12.7	(70.0)
Income tax benefit	(7.3)	(37.4)
Minority interest income, net of tax expense of $0.1 million and $0.1 million, respectively	(1.8)	(0.3)

Earnings/(loss) from continuing operations	21.8	(32.3)
Loss from discontinued operations, net of tax (benefit)/ expense of $(2.1) million and $0.2 million, respectively	(3.5)	(4.3)

Net earnings/(loss)	$18.3	$(36.6)

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except shares)

Unaudited

	September 30, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$63.4	$72.4
Trade receivables, net	270.2	307.9
Inventories, net	199.6	210.7
Prepaid expenses and other	74.3	74.3
Assets held for sale	20.0	21.0

Total current assets	627.5	686.3
Property and equipment, net	889.8	938.2
Other assets:
Goodwill	1,237.3	1,291.3
Other intangibles, net	484.8	518.0
Other	78.6	72.5

Total assets	$3,318.0	$3,506.3

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$30.1	$29.2
Accounts payable	109.3	138.7
Other accrued liabilities	176.9	164.3
Liabilities held for sale	3.2	3.7

Total current liabilities	319.5	335.9
Long-term obligations, less current portion	2,323.1	2,382.3
Pension liability	79.2	80.5
Deferred income taxes	69.2	71.1
Other liabilities	36.4	44.5
Minority interest	1.1	3.1
Commitments and contingencies (see Note 13)
Shareholder’s equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—
Additional paid in capital	1,074.0	1,072.6
Accumulated deficit	(671.7)	(690.0)
Accumulated other comprehensive income	87.2	206.3

Total shareholder’s equity	489.5	588.9

Total liabilities and shareholder’s equity	$3,318.0	$3,506.3

The accompanying notes are an integral part of these consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholder’s Equity

(in millions)

Unaudited

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholder’s Equity
Balance at June 30, 2008	$—	$1,072.6	$(690.0)	$206.3	$588.9
Equity contribution
Comprehensive income/(loss):
Net income			18.3
Foreign currency translation adjustments, net of tax				(121.2)
Change in unrealized gain/(loss) on derivatives, net of tax				2.1

Total comprehensive income					(100.8)
Equity compensation		1.4			1.4

Balance at September 30, 2008	$—	$1,074.0	$(671.7)	$87.2	$489.5

The accompanying notes are an integral part of this consolidated financial statement

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

Unaudited

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings / (loss)	$18.3	$(36.6)
Loss from discontinued operations	(3.5)	(4.3)

Earnings / (loss) from continuing operations	21.8	(32.3)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations
Depreciation and amortization	38.2	39.8
Unrealized foreign currency transaction (gains)/ losses, net	(52.0)	47.2
Amortization of debt financing costs	2.4	1.8
Minority interest expense	(1.8)	(0.3)
Non-cash restructuring and other special items	0.8	0.7
Asset impairments and (gain)/loss on sale of assets	(0.1)	0.3
Equity compensation	1.4	1.8
Benefit for deferred income taxes	(9.9)	(57.9)
Provisions for bad debts and inventory	3.5	2.9
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	23.6	(7.4)
Decrease/(increase) in inventories	(3.3)	(15.9)
(Decrease)/increase in accounts payable	(23.7)	6.2
Other accrued liabilities and operating items, net	13.2	13.4

Net cash provided by operating activities from continuing operations	14.1	0.3

Net cash provided by (used in) operating activities from discontinued operations	0.7	(3.4)

Net cash provided by (used in) operating activities	14.8	(3.1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	0.9	—
Additions to property and equipment	(15.8)	(17.9)

Net cash used in investing activities from continuing operations	(14.9)	(17.9)
Net cash used in investing activities from discontinuing operations	(0.4)	(1.4)

Net cash used in investing activities	(15.3)	(19.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	1.3	—
Reduction of long-term obligations	(5.5)	(5.5)
Proceeds from long-term obligations	—	—
Equity contribution	—	13.8

Net cash (used in) provided by financing activities from continuing operations	(4.2)	8.3
Net cash provided by (used in) from discontinued operations	—	—

Net cash (used in) provided by financing activities	(4.2)	8.3

Effect of foreign currency	(4.3)	(5.2)
NET DECREASE IN CASH AND EQUIVALENTS	(9.0)	(19.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72.4	82.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$63.4	$63.4

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$24.4	$26.8
Taxes paid	$3.7	$6.5

The accompanying notes are an integral part of these consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

Basis of Presentation

On April 10, 2007, certain businesses owned by Cardinal Health, Inc. (“Cardinal”) and operated as part of Cardinal’s Pharmaceutical Technologies Services (“PTS”) segment (the “Acquired Businesses”), were acquired by an entity controlled by affiliates of Blackstone, pursuant to a Purchase and Sale Agreement dated as of January 25, 2007 (the “Acquisition”) entered into between Phoenix and Cardinal (the “Purchase Agreement”).

The accompanying consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated and combined financial statements and related notes contained in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2008 and for the periods April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007 and for the year ended June 30, 2006. In the opinion of management, all adjustments necessary for a fair presentation have been included. Except as disclosed elsewhere in this interim report, all adjustments are of normal recurring nature. The results reported in these condensed financial statements should not be taken as indicative of results that may be expected for the entire year.

These unaudited condensed financial statements include the accounts of the Company and all of its subsidiaries. All inter-company transactions have been eliminated. Certain items have been reclassified in the Company’s consolidated financial statements to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset impairment, equity-based compensation, income taxes, derivative financial instruments, self insurance accruals, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts.

Recent Financial Accounting Standards

During the first quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement was adopted in the first quarter of fiscal 2009 except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. See Note 2 for more details.

During the first quarter of fiscal 2009, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity to account for certain types of financial assets and liabilities at fair value. The Company elected not to apply the fair value option to any financial instruments that were not already recognized at fair value.

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

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS 160 is an amendment of Accounting Research Bulletin (“ARB”) No. 51 and was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and that a parent company must recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the potential impact on its statement of financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is in the process of determining the impact of adopting this statement.

2.	FAIR VALUE MEASUREMENTS

During the first quarter of fiscal 2009, the Company adopted SFAS No. 157, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The statement establishes a three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described in the table below with level 1 having the highest priority and level 3 having the lowest.

For the Company, effective July 1, 2008, fair value under SFAS 157 is principally applied to financial assets and liabilities such as derivative instruments consisting of interest rate swaps.

The following table provides a summary of financial assets and liabilities that are measured at fair value as of September 30, 2008:

	Fair Value Measurements using
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)
Assets
Interest rate swaps	$—	$—	$—	$—

Liabilities
Interest rate swaps	$14.8	$—	$14.8	$—

(a)	Level 1 – Based on quoted market prices in active markets.

(b)	Level 2 – Based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(c)	Level 3 – Based on unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The Company uses interest rate swaps to manage interest rates on its variable rate long term debt obligations. The carrying amounts of cash and equivalents, trade receivables, inventories, accounts payable, and other assets and accrued liabilities at September 30, 2008 approximate their fair value because of the short term maturity of these items.

3.	DISCONTINUED OPERATIONS

During the first quarter of fiscal 2009, the Company announced its decision to explore options to divest and initiated plans to sell its facility based in North Raleigh, North Carolina. In addition, the Company is in process of divesting its facility based in Onsy, France. These two businesses are classified as held for sale on the Company’s balance sheet and included in discontinued operations on the Company’s statement of operations and cash flows for all periods presented in the tables below. Also included in the statement of operations for the three months ended September 30, 2007 are the results of operations of the Company’s facility based in Albuquerque, New Mexico that was sold during the fourth quarter of fiscal 2008. Summarized statements of operations data for these discontinued operations is as follows:

(in millions)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Net revenues	$8.2	$24.9

Loss before income taxes	(5.6)	(4.1)
Income tax (benefit)/expense	(2.1)	0.2

Loss from discontinued operations, net of tax	$(3.5)	$(4.3)

Summarized balance sheet data for these discontinued operations is as follows:

(in millions)	September 30, 2008	June 30, 2008
Assets held for sale
Current assets	$6.3	$7.0
Property and equipment	13.7	14.0

Total assets held for sale	$20.0	$21.0

Liabilities held for sale
Current liabilities	$3.2	$3.7
Other liabilities	—	—

Total liabilities held for sale	$3.2	$3.7

4.	GOODWILL

The following table summarizes the changes between June 30, 2008 and September 30, 2008 in the carrying amount of goodwill in total and by reporting segment:

(in millions)	Oral Technologies	Sterile Technologies	Packaging Services	Total
Balance at June 30, 2008	$956.6	$205.0	$129.7	$1,291.3
Foreign currency translation adjustments	(49.2)	—	(4.8)	(54.0)

Balance at September 30, 2008	$907.4	$205.0	$124.9	$1,237.3

5.	OTHER INTANGIBLE ASSETS

Other intangible assets with definite lives are being amortized using the straight-line method over periods that range from twelve to twenty years. The details of other intangible assets subject to amortization by class as of September 30, 2008 and June 30, 2008, are as follows:

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
September 30, 2008
Amortized intangibles:
Core technology	20.0 years	$153.2	(11.6)	$141.6
Customer relationships	12.0 years	142.4	(18.5)	123.9
Product relationships	12.0 years	249.8	(30.5)	219.3

Total amortized intangible assets		$545.4	$(60.6)	$484.8

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2008
Amortized intangibles:
Core technology	20.0 years	$163.6	$(9.7)	$153.9
Customer relationships	12.0 years	143.5	(15.3)	128.2
Product relationships	12.0 years	262.3	(26.4)	235.9

Total amortized intangible assets		$569.4	$(51.4)	$518.0

Amortization expense for the three months ended September 30, 2008 was approximately $10.2 million and for the three months ended September 30, 2007, was approximately $10.3 million. Amortization expense is estimated to be:

(in millions)	Remainder fiscal 2009	fiscal 2010	fiscal 2011	fiscal 2012	fiscal 2013
Amortization expense	$32.7	$43.6	$43.6	$43.6	$43.6

6.	RESTRUCTURING AND OTHER SPECIAL ITEMS

The following table summarizes activity related to liabilities associated with restructuring items and other special items:

(in millions)	Three Months Ended September 30, 2008
Balance at beginning of period	$4.3
Additions	2.6
Payments	(2.1)
Other	(0.7)

Balance at end of period	$4.1

During the first quarter of fiscal 2009, the Company recorded $2.6 million in charges to restructuring and other special items on the statements of operations primarily relating to the elimination of full time positions.

7.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

During the first quarter of fiscal 2009, the Company recorded $54.2 million in unrealized foreign currency transaction gains within other (income)/expense, net relating to its Euro-denominated senior subordinated notes and Euro-denominated term loan. In addition, the Company recorded a $2.7 million unrealized loss to other (income)/expense, net relating to its Euribor and Tibor-denominated interest rate swaps.

8.	INCOME TAXES

The Company’s benefit for income taxes relative to earnings/(loss) from continuing operations before income taxes and minority interest was a benefit of 57.5% for the three months ended September 30, 2008, as compared to a benefit of 76.3% for the three months ended September 30, 2007. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Germany, U.K. and France. The benefit for the three months ended September 30, 2008 includes a favorable adjustment as a result of the release of a valuation allowance of $8.4 million related to the Company’s deferred tax assets in a foreign jurisdiction. With few exceptions, we are no longer subject to non-U.S. income tax examinations for years prior to 2001. Under the terms of the Purchase Agreement related to the Acquisition, the Company is indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification, among other taxes, any and all Federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of September 30, 2008, approximately $4.7 million of unrecognized tax benefits and related interest is subject to indemnification by Cardinal.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48, clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company adopted the provisions of FIN 48 on July 1, 2007. As a result, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of September 30, 2008, the Company had a total of $17.2 million of unrecognized tax benefits. Of this amount, $15.4 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expenses. As of September 30, 2008, the Company has approximately $0.8 million of accrued interest related to uncertain tax positions.

9.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of the Company’s net periodic benefit costs are as follows:

(in millions)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Components of net periodic benefit cost:
Service cost	$0.5	$0.5
Interest cost	3.8	3.5
Expected return on plan assets	(2.6)	(3.0)
Amortization (1)	(0.2)	—
Curtailment (Gain)/Loss	—	—

Net amount recognized	$1.5	$1.0

(1)	Amount represents the amortization of unrecognized actuarial gains.

10.	RELATED PARTY TRANSACTIONS

Advisor Transaction and Management Fees- In connection with the Acquisition, the Successor entered into a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investors’ investment in Phoenix.

The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the three months ended September 30, 2008, approximately $2.5 million of this accrued fee was expensed in selling, general and administrative expenses in the statement of operations.

11.	COMPREHENSIVE INCOME/(LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/ (loss) for the three months ended September 30, 2008 and September 30, 2007 consists of:

(in millions)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Net income/ (loss)	$18.3	$(36.6)
Foreign currency translation adjustments	(121.2)	36.7
Change in unrealized gain/ (loss) on derivatives	2.1	(8.8)

Total comprehensive loss	$(100.8)	$(8.7)

Accumulated other comprehensive income/(loss) consists of:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Pension Liability Adjustments	Other Comprehensive Earnings/(Loss)
Balance at June 30, 2008	$213.8	$(12.5)	$5.0	$206.3
Activity, net	(121.2)	2.1	—	(119.1)

Balance at September 30, 2008	$92.6	$(10.4)	$5.0	$87.2

12.	EQUITY-BASED COMPENSATION

The Company has an equity-based compensation plan outstanding as of September 30, 2008. These plans are described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. The following table summarizes the impact of the equity-based compensation recorded in the Company’s statement of operations:

(in millions)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Stock compensation expense in selling, general and administrative	$1.4	$1.8

The activity of the equity-based compensation program for the three months ended September 30, 2008 is presented below:

	Time Based Awards		Performance Based Awards		Market Based Awards
(in dollars)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2008	23,125	$1,000	22,348	$1,000	22,353	$1,000
Granted at fair value	266	$1,000	268	$1,000	266	$1,000
Exercised	—	—	—	—	—	—
Forfeited	(2,676)	$1,000	(4,000)	$1,000	(4,000)	$1,000

Balance at September 30, 2008	20,715		18,616		18,619

13.	COMMITMENTS AND CONTINGENCIES

The Company, along with several pharmaceutical companies, is involved in twenty-nine product liability lawsuits relating to Amnesteem® (isotretinoin), a product manufactured by us. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

The Company also from time to time becomes involved in disputes or litigation incidental to its business, including without limitation, inclusion of certain of its subsidiaries as a potentially responsible party for environmental clean-up costs and disputes involving the loss of a customer’s active pharmaceutical ingredient incidental to the Company’s manufacturing services. The Company intends to vigorously defend itself against such disputes or litigation and does not currently believe that the outcome of any such disputes or litigation will have a material adverse effect on the Company’s financial statements.

14.	SEGMENT INFORMATION

The Company conducts its business within the following three segments: Oral Technologies, Sterile Technologies, and Packaging Services. The Company evaluates the performance of its segments based on segment net earnings before interest expense, expense/(benefit) for income taxes and depreciation and amortization (“EBITDA”). The Company’s presentation of EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables include net revenue and EBITDA during the three months ended September 30, 2008 and three months ended September 30, 2007:

(in millions)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Oral Technologies
Net revenue	$237.2	$235.2
Segment EBITDA	44.1	49.4
Sterile Technologies
Net revenue	74.7	67.6
Segment EBITDA	9.2	6.5
Packaging Services
Net revenue	116.4	141.7
Segment EBITDA	7.3	20.8
Inter-segment revenue elimination	(11.2)	(9.4)
Unallocated Costs(1)	40.4	(57.3)
Combined Total
Net revenue	417.1	435.1
EBITDA from continuing operations	$101.0	$19.4

(1)	Unallocated costs include special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Impairment charges and gain/(loss) on sale of assets	$(0.1)	$(0.4)
Equity compensation	(1.4)	(1.8)
Restructuring and other special items	(2.6)	(4.3)
Sponsor advisory fee	(2.5)	(2.5)
Minority interest, net	1.8	0.3
Other income (expense), net	46.2	(48.0)
Non-allocated corporate costs, net	(1.0)	(0.6)

Total unallocated costs	$40.4	$(57.3)

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA:

(in millions)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Earnings/(loss) from continuing operations	$21.8	$(32.3)
Depreciation and amortization	38.2	39.8
Interest expense, net	48.3	49.3
Income tax benefit	(7.3)	(37.4)

EBITDA	$101.0	$19.4

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(in millions)	September 30, 2008	June 30, 2008
Assets
Oral Technologies	$2,279.5	$2,425.2
Sterile Technologies	587.4	646.7
Packaging Services	684.7	710.4
Corporate and eliminations	(253.6)	(297.0)
Assets held for sale	20.0	21.0

Total assets	$3,318.0	$3,506.3

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at September 30, 2008 and June 30, 2008, are detailed in the following tables.

Inventories

Work-in-process and finished goods inventories include raw materials, labor and overhead. Inventories consisted of the following:

(in millions)	September 30, 2008	June 30, 2008
Raw materials and supplies	$124.9	$127.8
Work-in-process	25.4	27.7
Finished goods	66.3	73.0

Total inventory, gross	216.6	228.5
Inventory reserves	(17.0)	(17.8)

Total inventory, net	$199.6	$210.7

Prepaid and other assets

Prepaid and other assets consist of the following:

(in millions)	September 30, 2008	June 30, 2008
Prepaid expenses	$25.9	$22.5
Spare parts supplies	11.3	14.5
Deferred taxes	11.6	10.9
Other current assets	25.5	26.4

Total prepaid and other assets	$74.3	$74.3

Property and equipment

Property and equipment consists of the following:

(in millions)	September 30, 2008	June 30, 2008
Land, buildings and improvements	$420.0	$435.7
Machinery and equipment	555.8	608.1
Furniture and fixtures	12.3	13.8
Construction in progress	47.1	52.3

Property and equipment, at cost	1,035.2	1,109.9
Accumulated depreciation	(145.4)	(171.7)

Property and equipment, net	$889.8	$938.2

Other assets

Other assets consist of the following:

(in millions)	September 30, 2008	June 30, 2008
Deferred long term debt financing costs	$58.6	$60.9
Deferred taxes	12.8	4.1
Other	7.2	7.5

Total other assets	$78.6	$72.5

Other accrued liabilities

Other accrued liabilities consist of the following:

(in millions)	September 30, 2008	June 30, 2008
Accrued employee-related expenses	$58.6	$66.8
Restructuring accrual	4.1	4.3
Deferred income tax	3.1	3.2
Accrued interest	38.9	18.1
Interest rate swaps	14.8	14.2
Other accrued liabilities and expenses	57.4	57.7

Total other accrued liabilities	$176.9	$164.3

16.	SUBSEQUENT EVENT

Effective October 1, 2008, the Company has analyzed its net investment in its Euro-denominated subsidiaries and completed the related documentation as required by SFAS 133 in connection with its senior subordinated notes and Euro-denominated term loan to designate as an effective economic hedge of its net investment in its Euro-denominated subsidiaries. As such, the Company will prospectively record non-cash, unrealized foreign currency transaction gains and losses relating to its senior subordinated notes and Euro-denominated term loan to Accumulated other comprehensive income/(loss) on the Company’s Consolidated Balance Sheet for the portion, if any, that qualifies as an effective economic hedge of the Company’s net investment in its Euro-denominated subsidiaries. For the portion, if any, that is determined to be ineffective, the Company will record non-cash, unrealized foreign currency transaction gains and losses in determining Net loss on the Company’s Statement of Operations on a prospective basis. For the quarter ended September 30, 2008, all non-cash, unrealized foreign currency transaction gains and losses relating to its senior subordinated notes and Euro-denominated term loan were recorded in determining Net loss on the Company’s Statement of Operations.

17.	GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS

All obligations under the senior secured credit agreement, the senior toggle notes and the senior subordinated notes are unconditionally guaranteed by each of the Company’s existing U.S. wholly owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.

The following condensed financial information presents the Company’s Consolidating Balance Sheet as of September 30, 2008 and as of June 30, 2008 and the Consolidating Statement of Operations and Statement of Cash Flows for the three months ended September 30, 2008 and September 30, 2007 for: (a) Catalent Pharma Solutions, Inc. (“Issuer and/or Parent”); (b) the guarantor subsidiaries; (c) the non guarantor subsidiaries and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Three Months Ended September 30, 2008

(In millions)

	Issuer	Guarantor	Non Guarantors	Eliminations	Catalent
Net revenue	$—	$156.3	$265.1	$(4.3)	$417.1
Cost of products sold	—	111.4	214.3	(4.3)	321.4

Gross margin	—	44.9	50.8	—	95.7
Selling, general and administrative expenses	—	45.4	32.8	—	78.2
Impairment charges and (gain)/loss on sale of asset	—	—	0.1	—	0.1
Restructuring and other special items	—	2.4	0.2	—	2.6

Operating (loss)/earnings	—	(2.9)	17.7	—	14.8
Interest expense, net	47.7	0.1	0.5	—	48.3
Other (income)/expense, net	(66.0)	(3.6)	7.6	15.8	(46.2)

Earnings/(loss) from continuing operations before income taxes and minority interest	18.3	0.6	9.6	(15.8)	12.7
Income tax (benefit)/expense	—	—	(7.3)	—	(7.3)
Minority interest, net of tax expense/(benefit)	—	—	(1.8)	—	(1.8)

(Loss)/earnings from continuing operations	18.3	0.6	18.7	(15.8)	21.8
Earnings/(loss) from discontinued operations, net of tax provision/(benefit)	—	(3.4)	(0.1)	—	(3.5)

Net (loss)/earnings	$18.3	$(2.8)	$18.6	$(15.8)	$18.3

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Three Months Ended September 30, 2007

(In millions)

	Issuer	Guarantor	Non Guarantors	Eliminations	Catalent
Net revenue	$—	$164.4	$275.3	$(4.6)	$435.1
Cost of products sold	—	117.5	216.2	(4.6)	329.1

Gross margin	—	46.9	59.1	—	106.0
Selling, general and administrative expenses	—	40.9	33.1	—	74.0
Impairment charges and (gain)/loss on sale of asset	—	0.2	0.2	—	0.4
Restructuring and other special items	—	3.5	0.8	—	4.3

Operating (loss)/earnings	—	2.3	25.0	—	27.3
Interest expense, net	48.8	0.1	0.4	—	49.3
Other expense, net	1.3	0.8	10.3	35.6	48.0

Earnings/(loss) from continuing operations before income taxes and minority interest	(50.1)	1.4	14.3	(35.6)	(70.0)
Income tax (benefit)/expense	(13.5)	(19.8)	(4.1)	—	(37.4)
Minority interest, net of tax expense/(benefit)	—	—	(0.3)	—	(0.3)

(Loss)/earnings from continuing operations	(36.6)	21.2	18.7	(35.6)	(32.3)
Earnings/(loss) from discontinued operations, net of tax provision/(benefit)	—	(2.3)	(2.0)	—	(4.3)

Net (loss)/earnings	$(36.6)	$18.9	$16.7	$(35.6)	$(36.6)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

September 30, 2008

(In millions)

	Issuer	Guarantor	Non Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$—	$3.8	$59.6	$—	$63.4
Trade receivables, net	—	91.5	178.7	—	270.2
Intercompany receivables	—	—	243.2	(243.2)	—
Inventories, net	—	52.3	147.3	—	199.6
Prepaid expenses and other	1.7	31.2	41.4	—	74.3
Assets held for sale	—	18.7	1.3	—	20.0

Total current assets	1.7	197.5	671.5	(243.2)	627.5
Property and equipment, net	—	457.6	432.2	—	889.8
Goodwill, net	—	556.6	680.7	—	1,237.3
Other intangibles, net	—	216.0	268.8	—	484.8
Investment in subsidiaries	2,777.7	—	—	(2,777.7)	—
Other assets	108.1	11.5	(41.0)		78.6

Total assets	$2,887.5	$1,439.2	$2,012.2	$(3,020.9)	$3,318.0

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.5	$4.5	$11.1	$—	$30.1
Accounts payable	—	31.6	77.7	—	109.3
Intercompany accounts payable	174.9	37.5	—	(212.4)	—
Other accrued liabilities	52.9	64.6	59.4	—	176.9
Liabilities held for sale	—	3.2	—	—	3.2

Total current liabilities	242.3	141.4	148.2	(212.4)	319.5
Long-term obligations, less current portion	2,294.2	4.3	24.6	—	2,323.1
Intercompany long-term debt	28.5	—	2.3	(30.8)	—
Other liabilities	(69.3)	143.1	111.0	—	184.8
Minority Interest	—	—	1.1	—	1.1
Commitment and Contingencies	—	—	—	—	—
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,074.0	—	—	—	1,074.0
Shareholder’s equity	—	1,149.9	1,627.8	(2,777.7)	—
Accumulated deficit	(671.7)	—	—	—	(671.7)
Accumulated other comprehensive income/(loss)	(10.5)	0.5	97.2	—	87.2

Total Shareholder’s equity	391.8	1,150.4	1,725.0	(2,777.7)	489.5

Total liabilities and Shareholder’s equity	$2,887.5	$1,439.2	$2,012.2	$(3,020.9)	$3,318.0

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2008

(In millions)

	Issuer	Guarantor	Non Guarantors	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$—	$12.1	$60.3	$—	$72.4
Trade receivables, net	—	107.6	200.3	—	307.9
Intercompany receivables	—	—	306.2	(306.2)	—
Inventories, net	—	53.2	157.5	—	210.7
Prepaid expenses and other	1.7	30.1	42.5	—	74.3
Assets held for sale	—	19.5	1.5	—	21.0

Total current assets	1.7	222.5	768.3	(306.2)	686.3
Property and equipment, net	—	494.6	443.7	(0.1)	938.2
Goodwill, net	—	556.6	734.7	—	1,291.3
Other intangibles, net	—	219.1	298.9	—	518.0
Investment in subsidiaries	2,761.8	—	—	(2,761.8)	—
Other assets	110.5	9.4	(47.4)	—	72.5

Total assets	$2,874.0	$1,502.2	$2,198.2	$(3,068.1)	$3,506.3

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.8	$6.6	$7.8	$—	$29.2
Accounts payable	—	40.3	98.4	—	138.7
Intercompany accounts payable	147.6	81.2	—	(228.8)	—
Other accrued liabilities	32.1	69.9	62.3	—	164.3
Liabilities held for sale	—	3.7	—	—	3.7

Total current liabilities	194.5	201.7	168.5	(228.8)	335.9
Long-term obligations, less current portion	2,351.6	4.7	26.0	—	2,382.3
Intercompany long-term debt	24.1	—	53.4	(77.5)	—
Other liabilities	(69.1)	142.6	122.6	—	196.1
Minority Interest	—	—	3.1	—	3.1
Commitment and Contingencies	—	—	—	—	—
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,072.6	—	—	—	1,072.6
Shareholder’s equity	—	1,152.7	1,609.1	(2,761.8)	—
Accumulated deficit	(690.0)	—	—	—	(690.0)
Accumulated other comprehensive income/(loss)	(9.7)	0.5	215.5	—	206.3

Total Shareholder’s equity	372.9	1,153.2	1,824.6	(2,761.8)	588.9

Total liabilities and Shareholder’s equity	$2,874.0	$1,502.2	$2,198.2	$(3,068.1)	$3,506.3

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Three Months Ended September 30, 2008

(In millions)

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss)/earnings	$18.3	$(2.8)	$18.6	$(15.8)	$18.3
Loss from discontinued operations	—	(3.4)	(0.1)	—	(3.5)

Loss/earnings from continuing operations	18.3	0.6	18.7	(15.8)	21.8
Adjustments to reconcile loss/earnings from continued operations to net cash from operations:
Depreciation and amortization	—	16.6	21.6	—	38.2
Unrealized foreign currency transaction losses on Euro-denominated debt	(52.0)	—	—	—	(52.0)
Amortization of debt financing costs	2.4	—	—	—	2.4
Income from subsidiaries	(15.8)	—	—	15.8	—
Minority interest	—	—	(1.8)	—	(1.8)
Non-cash restructuring and other special items	—	0.8	—	—	0.8
Asset impairments and (gain)/loss on sale of assets	—	—	(0.1)	—	(0.1)
Equity compensation	—	1.4	—	—	1.4
Provision/(benefit) for deferred income taxes	—	(0.1)	(9.8)	—	(9.9)
Provisions for bad debts and inventory	—	0.9	2.6	—	3.5
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	15.8	7.8	—	23.6
Decrease/(Increase) in inventories	—	0.2	(3.5)	—	(3.3)
Increase/(Decrease) in accounts payable	—	(8.7)	(15.0)	—	(23.7)
Other accrued liabilities and operating items, net	21.1	13.8	(21.7)	—	13.2

Net cash provided by operating activities from continuing operations	(26.0)	41.3	(1.2)	—	14.1

Net cash provided by/(used in) operating activities from discontinued operations	—	0.3	0.4	—	0.7
Net cash provided by (used in) operating activities	(26.0)	41.6	(0.8)	—	14.8

Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	—	—	0.9	—	0.9
Additions to property and equipment	—	(6.0)	(9.8)	—	(15.8)

Net cash used in investing activities from continuing operations	—	(6.0)	(8.9)	—	(14.9)
Net cash used in investing activities from discontinued operations	—	(0.1)	(0.3)	—	(0.4)

Net cash used in investing activities	—	(6.1)	(9.2)	—	(15.3)

Cash Flows From Financing Activities:
Intercompany	31.7	(43.6)	11.9	—	—
Net change in short-term borrowings	(2.1)	—	3.4	—	1.3
Repayments of long-term obligations	(3.6)	(0.3)	(1.6)	—	(5.5)
Proceeds from long-term obligations	—	—	—	—	—
Long term debt financing costs	—	—	—	—	—
Equity contributions	—	—	—	—	—

Net cash (used in)/ provided by financing activities from continuing operations	26.0	(43.9)	13.7	—	(4.2)
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	26.0	(43.9)	13.7	—	(4.2)

Effect of foreign currency on cash	—	—	(4.3)	—	(4.3)
Net Increase/(Decrease) in Cash and Equivalents	—	(8.4)	(0.6)	—	(9.0)
Cash and Equivalents at Beginning of Period	—	12.2	60.2	—	72.4

Cash and Equivalents at End of Period	$—	$3.8	$59.6	$—	$63.4

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Three Months Ended September 30, 2007

(In millions)

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net earnings /(loss)	$(36.6)	$18.9	$16.7	$(35.6)	$(36.6)
Loss from discontinued operations	—	(2.3)	(2.0)	—	(4.3)

Earnings /(loss) from continuing operations	(36.6)	21.2	18.7	(35.6)	(32.3)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	—	17.9	21.9	—	39.8
Unrealized foreign currency transaction losses, net	38.8	—	8.4	—	47.2
Amortization of debt financing costs	1.8	—	—	—	1.8
Income from subsidiaries	(35.6)	—	—	35.6	—
Minority interest	—	—	(0.3)	—	(0.3)
Non-cash restructuring and other special items	—	0.7	—	—	0.7
Asset impairments and (gain)/loss on sale of assets	—	—	0.3	—	0.3
Equity compensation	—	1.8	—	—	1.8
Benefit for deferred income taxes	(13.5)	—	(44.4)	—	(57.9)
Provisions for bad debts and inventory	—	0.2	2.7	—	2.9
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	1.4	(8.8)	—	(7.4)
Decrease/(Increase) in inventories	—	(5.2)	(10.7)	—	(15.9)
Increase/(Decrease) in accounts payable	—	16.0	(9.8)	—	6.2
Other accrued liabilities and operating items, net	21.7	(38.7)	30.4	—	13.4

Net cash provided by /(used in)operating activities from continuing operations	(23.4)	15.3	8.4	—	0.3
Net cash provided by/(used in) operating activities from discontinued operations	—	0.4	(3.8)	—	(3.4)

Net cash provided by operating activities	(23.4)	15.7	4.6	—	(3.1)

Cash Flows From Investing Activities:
Acquisition of subsidiaries, net of divestitures and cash acquired
Proceeds from sale of property and equipment	—	—	—	—	—
Additions to property and equipment	—	(5.3)	(12.6)	—	(17.9)

Net cash used in investing activities from continuing operations	—	(5.3)	(12.6)	—	(17.9)
Net cash used in investing activities from discontinued operations	—	(0.6)	(0.8)	—	(1.4)

Net cash used in investing activities	—	(5.9)	(13.4)	—	(19.3)

Cash Flows From Financing Activities:
Intercompany	16.4	(17.5)	1.1	—	—
Net change in short-term borrowings	(3.6)	(2.0)	0.1	—	(5.5)
Equity contributions	13.8	—	—	—	13.8

Net cash (used in)/ provided by financing activities from continuing operations	26.6	(19.5)	1.2	—	8.3
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	26.6	(19.5)	1.2	—	8.3

Effect of foreign currency on cash	(3.2)	3.5	(5.5)	—	(5.2)
Net Increase/(Decrease) in Cash and Equivalents	—	(5.9)	(13.4)	—	(19.3)
Cash and Equivalents at Beginning of Period	—	15.3	67.4	—	82.7

Cash and Equivalents at end of Period	$—	$9.4	$54.0	—	$63.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Catalent Pharma Solutions, Inc. is one of the leading providers of advanced dose form and packaging technologies, and development, manufacturing and packaging services for pharmaceutical, biotechnology and consumer healthcare companies. Our proprietary drug delivery and packaging technologies help our customers achieve their desired clinical and market outcomes and are used in many well-known products. Our business is comprised of three operating segments: Oral Technologies, Sterile Technologies and Packaging Services.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. The Company believes that the understanding of certain key accounting policies and estimates is essential in achieving more insight into the Company’s operating results and financial condition. These key accounting policies include, but are not limited to, allowance for doubtful accounts, the valuation of long-lived and intangible assets, equity-based compensation, income taxes, and currency risk management.

There were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the critical accounting policies from those disclosed in our fiscal 2008 Annual Report on Form 10-K.

Recent Financial Accounting Standards

During the first quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement was adopted in the first quarter of fiscal 2009 except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008.

During the first quarter of fiscal 2009, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits an entity to account for certain types of financial assets and liabilities at fair value. The Company elected not to apply the fair value option to any financial instruments that were not already recognized at fair value.

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

In December 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), “Share Based Payment”. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s equity shares have been available. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 is an amendment of Accounting Research Bulletin (“ARB”) No. 51 and was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and that a parent company must recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the potential impact on its statement of financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is in the process of determining the impact of adopting this statement.

Results of Operations

Management measures operating performance based on net earnings before interest expense, expense/(benefit) for income taxes and depreciation and amortization (“EBITDA”). The term EBITDA is not defined under U.S. GAAP. EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP and is subject to important limitations.

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

Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007

Results for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 are as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Increase/ (Decrease)
(in millions)			$	%
Net revenue	$417.1	$435.1	$(18.0)	(4)
Cost of products sold	321.4	329.1	(7.7)	(2)

Gross margin	95.7	106.0	(10.3)	(10)
Selling, general and administrative expenses	78.2	74.0	4.2	6
Impairment charges and (gain)/loss on sale of asset	0.1	0.4	(0.3)	(75)
Restructuring and other special items	2.6	4.3	(1.7)	(40)

Operating earnings	14.8	27.3	(12.5)	(46)
Interest expense, net	48.3	49.3	(1.0)	(2)
Other (income)/expense, net	(46.2)	48.0	(94.2)	*

Earnings/(loss) from continuing operations before income taxes and minority interest	12.7	(70.0)	82.7	*
Income tax expense (benefit)	(7.3)	(37.4)	30.1	*
Minority interest expense, net of tax	(1.8)	(0.3)	(1.5)	*

Earnings/(loss) from continuing operations	21.8	(32.3)	54.1	*
Loss from discontinued operations, net of tax	(3.5)	(4.3)	0.8	(19)

Net earnings/(loss)	$18.3	$(36.6)	$54.9	*

*	Percentage not meaningful

Net Revenue

Net revenue decreased 4% or $18.0 million compared to the same period a year ago. The weaker U.S. dollar favorably impacted our revenue growth by approximately two percentage points or $9.8 million. Excluding the impact of foreign exchange rates, net revenue decreased by $27.8 million or 6% primarily due to lower demand within our North American packaging and printing facilities in our Packaging Services segment and operating inefficiencies at certain manufacturing facilities in our Oral Technologies segment during the first quarter of fiscal 2009. The decline in demand within our North American facilities was driven by a reduction in certain customers’ volumes due to lower market demand and certain customers’ decisions to utilize their own facilities versus those of an outsource provider for their packaging needs. These decreases were partially offset by increased volume across our Sterile Technologies segment led by increased pre-filled syringe sales at our Belgium facility.

Gross Margin

Gross margin decreased by 10% or $10.3 million compared to the same period a year ago. The weaker U.S. dollar increased our gross margin by two percentage points or $2.3 million. Excluding the foreign exchange impact, gross margin decreased by 12% or $12.6 million. The decrease was primarily attributable to the weaker demand within our North American packaging and printing facilities and the impact of operating inefficiencies and overall weaker demand for vitamin products in our Oral Technologies segment.

Selling, General and Administrative expense

Selling, general and administrative expenses increased by approximately 6% or $4.2 million compared to the comparable period in the prior fiscal year. The weaker U.S. dollar increased our selling, general and administrative expenses by $1.8 million compared to the comparable period of the prior year. The first quarter of fiscal 2009 included $3.0 million of one-time costs for severance and transition costs related to the departure of our former Chief Executive Officer. Excluding the impact of foreign exchange rates and one-time items, selling, general and administrative expenses decreased slightly as compared to the same period in the prior year.

Restructuring and Other Special Items

Restructuring and other special items decreased by $1.7 million to $2.6 million for the three months ended September 30, 2008 compared to the same period in 2007. The decrease was primarily as a result of lower separation costs recorded in the fiscal 2009 period as compared to the fiscal 2008 period partially offset by restructuring and severance charges related to corporate reductions in work force during fiscal 2009.

Interest Expense, net

Interest expense, net decreased by $1.0 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Other Income, net

Other income, net increased by $94.2 million for the first three months in fiscal 2009 compared to the first three months ended in fiscal 2008, primarily as a result of non-cash unrealized gains recorded on our Euro-denominated long-term debt obligations and foreign currency intercompany loans denominated in non U.S. dollar currencies of $49.0 million during the three months ended September 30, 2008 compared to $47.2 million in unrealized losses on Euro-denominated loans and obligations in the prior period. The non-cash unrealized transaction gains and losses related to our Euro-denominated long-term debt obligations are recorded to other (income)/expense, net on our statement of operations. In addition, the impact of translating intercompany loans that are not permanently reinvested to U.S. dollar equivalent is recorded to other (income)/expense net on the statement of operations.

Provision/ (Benefit) for Income Taxes

Our effective tax rate reflects tax benefits derived from operations outside the United States, some of which are taxed at rates lower than the U.S. statutory rate of 35%. For the three months ended September 30, 2008 our income tax benefit was $7.3 million and relative to income before income taxes of $12.7 million. The income tax benefit relative to earnings/(loss) from continuing operations before income taxes and minority interest was 57.5% and 76.3% for the three months ended September 30, 2008 and 2007, respectively. Generally, fluctuations in the effective tax rate are primarily due to change in our geographic pretax income resulting from our business mix and changes in the tax impact of restructuring and other special items and other discrete items, which may have unique tax implications depending on the nature of the item.

Segment Review

Our results on a segment basis for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 are as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Increase/ (Decrease)
(in millions)			$	%
Oral Technologies
Net revenue	$237.2	$235.2	$2.0	1
Segment EBITDA	44.1	49.4	(5.3)	(11)
Sterile Technologies
Net revenue	74.7	67.6	7.1	11
Segment EBITDA	9.2	6.5	2.7	42
Packaging Services
Net revenue	116.4	141.7	(25.3)	(18)
Segment EBITDA	7.3	20.8	(13.5)	(65)
Inter-segment revenue elimination	(11.2)	(9.4)	(1.8)	19
Unallocated costs (1)	40.4	(57.3)	97.7	*
Combined Total
Net revenue	417.1	435.1	(18.0)	(4)
EBITDA from continuing operations	$101.0	$19.4	$81.6	*

*	Percentage not meaningful

(1)	Unallocated costs includes special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Impairment charges and gain/(loss) on sale of assets	$(0.1)	$(0.4)
Equity compensation	(1.4)	(1.8)
Restructuring and other special items	(2.6)	(4.3)
Sponsor advisory fee	(2.5)	(2.5)
Minority interest, net	1.8	0.3
Other income/(expense), net	46.2	(48.0)
Non-allocated corporate costs, net	(1.0)	(0.6)

Total unallocated costs	$40.4	$(57.3)

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA:

(in millions)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Earnings/(loss) from continuing operations	$21.8	$(32.3)
Depreciation and amortization	38.2	39.8
Interest expense, net	48.3	49.3
Income tax benefit	(7.3)	(37.4)

EBITDA	$101.0	$19.4

Oral Technologies segment

Net revenues increased by 1% or $2.0 million compared to the same period a year ago. The weaker U.S. dollar favorably impacted the Oral Technologies segment’s revenue growth by approximately three percentage points, or $6.2 million. Excluding the benefit of foreign exchange rates, net revenue decreased by 2% or $4.2 million. This decrease was mainly due to operating inefficiencies at certain of our manufacturing facilities during the first quarter of fiscal 2009.

Segment EBITDA decreased by 11%, or $5.3 million. The Oral Technologies segment’s EBITDA was favorably impacted by the weaker U.S. dollar by approximately one percentage points or $0.3 million. Excluding the benefit of foreign exchange rates, the decrease was $5.6 million, which primarily related to the previously mentioned operating inefficiencies and an overall weaker demand for consumer health products.

Sterile Technologies segment

Net revenues increased by 11% or $7.1 million. The weaker U.S. dollar favorably impacted the Sterile Technologies segment’s revenue growth by approximately four percentage points, or $2.6 million. Excluding the benefit of foreign exchange rates, revenues increased $4.5 million, which was primarily due to increased volume across the Sterile Technologies segment led by increased pre-filled syringe sales at our Belgium facility.

Segment EBITDA increased by $2.7. The weaker U.S. dollar favorably impacted the Sterile Technologies segment’s EBITDA growth by approximately $0.8 million. Excluding the benefit of foreign exchange rates, the $1.9 million increase was primarily due to higher production of pre-filled syringes at our Belgium facility.

Packaging Services segment

Net revenues decreased by 18%, or $25.3 million, mainly due to lower demand within our North American packaging and printing facilities. The decline in demand within our North American facilities was driven by a reduction in certain customers’ volumes due to lower market demand, and certain customers’ decisions to utilize their own facilities versus those of an outsource provider for their packaging needs. The decrease was also the result of general inventory reductions at certain customers as well as loss of business to competition.

Segment EBITDA decreased $13.5 million. The Packaging Services segment’s EBITDA was favorably impacted by the weaker U.S. dollar by approximately one percentage point, or $0.1 million. Excluding this benefit, the decrease was $13.6 million, which was primarily due to the previously mentioned weaker demand within our North American packaging and printing facilities.

Liquidity and Capital Resources

Sources and Use of Cash

Our principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating expenditures, capital expenditures, interest rate payments on debt and any mandatory or discretionary principal payments on debt issuances. As of September 30, 2008, our financing needs were supported by $350.0 million of available capacity in our revolving credit agreement, reduced by $5.0 million outstanding letters of credit. Our revolving credit agreement matures on April 10, 2013. There were no outstanding borrowings under our revolving credit agreement as of September 30, 2008.

Although no assurances can be given, we continue to believe that our cash from operations and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

Cash Flows

The following table summarizes our statement of cash flows from continuing operations:

(in millions)	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	$ Change
Net cash provided by/(used in)
Operating activities	$14.1	$0.3	$13.8
Investing activities	(14.9)	(17.9)	3.0
Financing activities	(4.2)	8.3	(12.5)

Operating activities

For the three month period ended September 30, 2008, cash provided by operating activities was $14.1 million compared to cash provided by operating activities of $0.3 million for the three month period ended September 30, 2007. Cash provided by operating activities for the fiscal 2009 period was mainly due to the decrease in the change in inventory levels during the three months ended September 30, 2008 as compared with the three months ended September 30, 2007.

Investing activities

For the three month period ended September 30, 2008, cash used in investing activities was $14.9 million, a decrease of $3.0 million compared to the three month period ending September 30, 2007, primarily due to a decrease in capital expenditures during the fiscal 2009 period.

Financing activities

For the three month period ended September 30, 2008, cash used in financing activities was $4.2 million compared to cash provided by in financing activities of $8.3 million in the same period a year ago. Cash used in the fiscal 2009 period was mainly attributable to $1.3 million of short-term borrowings and repayments of $5.5 million in long term obligations. Cash provided by financing activities in the fiscal 2008 period was mainly due to an equity contribution of $13.8 million from PTS Intermediate Holdings LLC, partially offset by net payments of long-term debt obligations of $5.5 million.

Debt and Financing Arrangements

At the end of September 30, 2008, the Company had outstanding interest rate swaps, expiring through May 2013, as derivative instruments to manage the risk associated with the Company’s floating rate debt. The unrealized gain on our interest rate swap that is considered to be an effective cash flow hedge was $2.0 million and is recorded within Accumulated Other Comprehensive Income on our balance sheet at September 30, 2008. The unrealized loss on our interest rate swaps that are not effective cash flow hedges was $2.7 million and are recorded in other (income)/expense, net on our statement of operations for the three months ended September 30, 2008.

As of September 30, 2008, the Company was in compliance with all restrictive covenants related to its long-term obligations.

Guarantees and Security

All obligations under the senior secured credit agreement, the senior toggle notes and the senior subordinated notes are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.

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

•	a security interest in, and mortgages on, substantially all tangible and intangible assets of the Company and each guarantor, subject to certain limited exceptions.

During the three months ended September 30, 2008, our non-guarantor subsidiaries accounted for approximately $265.1 million, or approximately 64%, of our total net revenue, and approximately $33.5 million, or approximately 33%, of our total EBITDA from continuing operations of $101.0 million.

As of September 30, 2008, our non-guarantor subsidiaries accounted for approximately $1.3 billion, or 64%, of our total assets (excluding intercompany receivables and goodwill), and approximately $261.5 million, or 53%, of our total liabilities (excluding intercompany liabilities and issuer’s debt of approximately $2.3 billion).

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

The senior credit facility and indentures governing the Senior Toggle Notes and the Senior Subordinated Notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of September 30, 2008, the Company was in compliance with all restrictive covenants related to its long-term obligations.

Subject to certain exceptions, the senior credit agreement and the indentures governing the notes will permit the Company and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans or notes.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we, our affiliates and/or our major equity holders, including Blackstone and its affiliates, may from time to time repurchase our outstanding debt securities, including the Senior Toggle Notes and the Senior Subordinated Notes; and/or our outstanding bank loans, in privately negotiated or open market transactions, by tender or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under our existing revolving credit facility. Any new debt may also be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of our debt is currently trading at substantial discounts to face amount, any such purchases may result in our acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

Under the indentures governing the notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indentures).

Adjusted EBITDA is based on the definitions in our indentures, is not defined under U.S. GAAP, and is subject to important limitations. We have included the calculations of Adjusted EBITDA for the period presented as Adjusted EBITDA is the earnings measure defined in the covenants under the indentures governing the notes. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Historical and Adjusted EBITDA

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring and other items that are included in EBITDA and net income as required by various covenants in the indentures governing the notes. Adjusted EBITDA, among other things:

•	does not include non-cash stock-based employee compensation expense and certain other non-cash charges;

•	does not include cash and non-cash restructuring, severance and relocation costs incurred to realize future cost savings and enhance our operations;

•	adds back minority interest expense, which represents minority investors’ ownership of certain of our consolidated subsidiaries and is, therefore not available to us; and

•	includes estimated cost savings which have not yet been fully reflected in our results.

Our Adjusted EBITDA for the trailing twelve months ended September 30, 2008 based on the definitions in our indentures is calculated as follows:

Last Twelve Months Ended September 30, 2008
(in millions)
(Loss)/earnings from continuing operations	$(402.0)
Depreciation and amortization expense	156.7
Interest expense, net	200.2
Income tax benefit	(51.2)

EBITDA	$(96.3)
Equity compensation(1)	7.8
Impairment charges and (gain)/loss on sale of assets(2)	316.7
Restructuring and other special items(3)	22.0
Other non-recurring/one-time items(4)	9.6
Unrealized foreign exchange loss (included in other expense (income), net)(5)	55.4
Other adjustments(6)	11.0
Advisory monitoring fee(7)	10.0
Disposition adjustments(8)	2.8

Subtotal	339.0
Estimated cost savings(9)	1.5

Adjusted EBITDA	$340.5

(1)	Reflects non-cash stock-based employee compensation expense under the provisions of SFAS No. 123R, Share-based Payments.

(2)	Reflects non-cash asset impairment charges and losses from the sale of assets not included in restructuring and special items discussed below.

(3)	Restructuring and other special charges of $22.0 million included $6.8 million of non-cash charges. The total $22.0 million reflects the following:

•

$9.2 million related to restructuring activities. The restructuring programs focus on various aspects of operations, including closing and consolidation of certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure.

•	$12.8 million related costs incurred to separate from Cardinal.

(4)

Reflects the following one-time items: $10.0 million related to the one-time non cash inventory write down within our Oral Technologies segment, $3.0 million of severance and recruiting fees associated with the replacement of our former Chief Executive Officer and an offset by $3.3 million of other non-recurring/one-time items.

(5)

Reflects foreign exchange loss of $55.4 million related to unrealized foreign currency transactions on Euro denominated debt recorded in non U.S. dollar currencies and unrealized foreign currency translations recorded on intercompany loans that are denominated in other currencies than the U.S. dollar.

(6)

Reflects other adjustments required in calculating our covenant compliance under the indentures governing our notes, primarily $2.0 million of minority interest expense, $8.3 million of severance and relocation costs and $0.7 million of franchise taxes in selling, general and administrative expenses. However, minority interest expense does not represent EBITDA available to us and we expect to incur severance and relocation costs and franchise taxes in the future.

(7)	Represents amount of sponsor advisory fee. See Note 10 of the unaudited Consolidated Financial Statements.

(8)	Reflects the elimination of $2.7 million of losses from one of our facilities, which we closed in December 2007, plus $0.1 million of EBITDA loss from businesses which we sold on March 9, 2007.

(9)

Reflects cost savings that we estimate we have achieved from our restructuring and consolidations of $1.5 million from headcount reductions during fiscal year 2008. However, there is no guarantee we will be able to continue or achieve this level of cost savings.

Interest Risk Management

A portion of the debt used to finance our operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of September 30, 2008 is to interest rate fluctuations in the United States and Europe, especially LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with our floating LIBOR rate debt were designated as cash flow hedges. Derivatives used to manage the risk associated with our floating EURIBOR and TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt are not effective cash flow hedges.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business since June 30, 2008 with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements as of September 30, 2008.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes. We utilize derivative financial instruments, such as interest rate swaps, in order to mitigate risk associated with our variable rate debt. Our exposure to market risks has not materially changed since June 30, 2008.

Item 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation and because of the identification of the material weakness in the Company’s internal control over financial reporting previously described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and below, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2008. See Exhibits 31.1 and 31.2 for the Certification Statements issued by our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer.

Internal Control Over Financial Reporting

Except as noted below, there have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As previously described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, the outstanding significant deficiency related to the Company’s financial oversight process, combined with the handling of complex accounting matters including SFAS 142 and 144, and the restatement of the Company’s interim financial results, described below, associated with the application of SFAS 133 have been determined by management to constitute a material weakness in the internal controls over financial reporting.

On September 8, 2008, the Company determined that its €225.0 million 9 3/4% Euro-denominated senior subordinated notes (the “senior subordinated notes”) and the €265.0 million Euro-denominated term loan tranche of its senior secured credit facilities (the “Euro-denominated term loan”) did not qualify as effective economic hedges of the Company’s net investment in its Euro-denominated subsidiaries and that its €115.0 million Euro-denominated interest rate swap did not qualify as an effective cash flow hedge. These hedges did not meet the hedge accounting requirements under SFAS 133 because the Company did not complete the required contemporaneous analysis and documentation of these net investments as required by SFAS 133 when the Company entered into its senior subordinated notes and Euro-denominated term loan. As a result, the Company restated the previously issued interim consolidated financial statements for the three and nine month period ended March 31, 2008.

Remediation of Current Material Weakness

The Company is actively engaged in the development and implementation of a remediation plan to address the material weakness in the controls over the financial reporting oversight process, including enhancements to controls associated with the handling of complex accounting matters and specifically the proper implementation of SFAS 133. The components of this remediation plan, once implemented, are intended to ensure that the key controls over the financial reporting oversight process, which includes the implementation of SFAS 133, are operating effectively and are sustainable. These components include assigning dedicated and experienced technical resources at the Company with the responsibility of strengthening corporate oversight over financial reporting and enhancing controls associated with complex accounting matters. During the first quarter of fiscal 2009, we took the following actions:

•	hired an experienced public company controller;

•	migrated the execution of quarterly balance sheet reviews to our internal audit function; and

•	reorganized our corporate accounting functions

Management continues to assign a high priority to its remediation efforts in this area, with the goal of remediating this material weakness. The status of remediation of the material weakness will be reviewed with the Audit Committee, which will be advised of issues encountered and key decisions reached by management relating to the remediation efforts.

        Effective October 1, 2008, the Company has analyzed its net investment in its Euro-denominated subsidiaries and completed the related documentation as required by SFAS 133 in connection with its senior subordinated notes and Euro-denominated term loan to designate as an effective economic hedge of its net investment in its Euro-denominated subsidiaries. As such, the Company will prospectively record non-cash, unrealized foreign currency transaction gains and losses relating to its senior subordinated notes and Euro-denominated term loan to Accumulated other comprehensive income/(loss) on the Company’s Consolidated Balance Sheet for the portion, if any, that qualifies as an effective economic hedge of the Company’s net investment in its Euro-denominated subsidiaries. For the portion, if any, that is determined to be ineffective, the Company will record non-cash, unrealized foreign currency transaction gains and losses in determining Net loss on the Company’s Statement of Operations on a prospective basis. For the quarter ended September 30, 2008, all non-cash, unrealized foreign currency transaction gains and losses relating to its senior subordinated notes and Euro-denominated term loan were recorded in determining Net loss on the Company’s Statement of Operations.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Legal Matters

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits, now totaling twenty-nine in number, filed by a variety of plaintiffs purportedly injured by their use of the prescription acne medication Amnesteem® (a generic form of isotretinoin). Plaintiffs allege that they suffer from inflammatory bowel disease as a result of their ingestion of Amnesteem®.

Two single plaintiff lawsuits involving Amnesteem® use only were filed in the Court of Common Pleas, Washington, County, Pennsylvania. A third was filed in the General Court of Justice, Superior Court Division, Durham County, NC, but removed successfully to the United States District Court for the Middle District of North Carolina, Durham Division. Pursuant to a tolling agreement, the parties have agreed to dismiss the case without prejudice pending the outcome of the Eleventh Circuit Court of Appeals’ review of the decision of the Accutane® federal Multi-District Litigation (MDL) Court to exclude plaintiff’s causation expert. On August 26, 2008, the Eleventh Circuit affirmed the exclusion of plaintiff’s general causation expert. A petition for rehearing of this matter is now pending before the Eleventh Circuit.

Two more single plaintiff lawsuits were filed in the Superior Court of New Jersey, Law Division, Atlantic County but removed to the United States District Court for the District of New Jersey, Camden Vicinage. Plaintiffs moved to remand those two cases, and in July 2008, they were remanded to Atlantic County. As discussed below they are now part of the non-mass tort group of cases consolidated in New Jersey state court.

Twenty-three additional lawsuits have been filed in the Superior Court of New Jersey, Law Division, Atlantic County by single plaintiffs who claim to have ingested not only Amnesteem®, but also one or more other forms of isotretinoin including Accutane® and/or Claravis®. Fourteen of those cases involve the use of Accutane® and one or more generic forms of isotretinoin. Those cases include one or more Roche entities as defendants and have been filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all New Jersey Accutane® lawsuits. The ten remaining cases do not involve the use of Accutane® but involve the use of one or more other forms of isotretinoin. These cases were filed in the same New Jersey state court but are not officially part of the Accutane mass tort. Additionally, the two remanded federal court cases mentioned above are now part of the non-mass tort group of cases. The non-mass tort, generic-only cases have been consolidated for discovery purposes but not for trial. All twenty-four of the cases, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name the pertinent additional pharmaceutical companies involved based on various forms of isotretinoin allegedly ingested.

One additional single plaintiff lawsuit appearing to involve Amnesteem use only was filed in the Superior Court of California, County of Los Angeles. The suit, which has been pending for some time, was initially filed against Roche entities until it was discovered that plaintiff ingested Amnesteem rather than Accutane. Several pharmaceutical companies were then added to the lawsuit, and subsequently, the Company was added to the lawsuit in October 2008. The lawsuit sets forth the usual array of product liability claims as permitted by California law including negligence, strict liability, breach of express warranty and breach of implied warranty and seeks an unspecified amount of compensatory damages in excess of $25,000. The case is currently set for trial in February 2009, but in light of the addition of new parties, all parties have asked that the trial date be vacated.

Although expressed in various terms, generally speaking, all twenty-eight of these lawsuits set forth some or all of the standard array of product liability claims including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

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

Regulatory Matters

In the second quarter of fiscal 2008 the U.S. Food and Drug Administration (“FDA”) initiated an inspection, or audit, of the Company’s North Raleigh Sterile Technologies facility and at the conclusion of the audit issued a Form FDA 483 listing the investigators’ observations. The Company initially responded to the FDA’s audit findings in December 2007 and provided updates to the initial response in January and February 2008. On March 28, 2008, the Company received a warning letter from the FDA (the “Warning Letter”). The Warning Letter was a follow-up to the Form FDA 483 and addressed the overall control and management of quality systems at the North Raleigh facility. The Company submitted its written response to the Warning Letter on April 17, 2008 and a formal meeting with the FDA was held on May 6, 2008.

The Company intends to cooperate fully with the FDA in response to the Warning Letter and has been and continues to be regularly briefing the FDA on the corrective actions that have been and will be implemented at the facility in order to address the issues raised in the Warning Letter. While the Company is currently under no restrictions by the FDA regarding the commercial operations at the North Raleigh site, the Company is unable to determine precisely the short-term economic impact of instituting the required corrective actions and there can be no assurance that the FDA will not take further action if the necessary corrective actions are not completed on a timely basis. Until all corrective actions required under the Warning Letter have been taken, the FDA will not consider new commercial products for approval at the North Raleigh site.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which could materially affect our business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits:

10.1	Summary of Additional Compensation for George Fotiades (incorporated by reference to Item 5.02 (c) of Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed August 4, 2008, File No. 333-147871).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date: November 14, 2008	By:	/S/ GEORGE L. FOTIADES
George L. Fotiades President & Chief Executive Officer

Date: November 14, 2008	By:	/S/ MATTHEW M. WALSH
Matthew M. Walsh Senior Vice President & Chief Financial Officer