Form 10-Q
period 2008-12-31
Catalent Pharma Solutions, Inc.
filed 2009-02-17
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

As of February 11, 2008, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

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

•	uncertainties relating to general economic, political and regulatory conditions;

•	inability to enhance our existing or introduce new technology or service offerings in a timely manner, and technological developments and products offered by our competitors;

•	increased costs associated with our lack of operating history as an independent company;

•	increased costs for the raw materials used by our manufacturing businesses or shortages in these raw material;

•	changes in healthcare reimbursement in the United States or internationally;

•	currency risks and other risks associated with international markets;

•	tax legislation initiatives or challenges to our tax positions;

•	failure to retain or continue to attract senior management or key personnel;

•	disruption or damage to or failure of our information systems;

•	acquisition opportunities and our ability to successfully integrate acquired businesses and realize anticipated benefits of such acquisitions;

•

the inability to protect our trade secrets and enforce our patent, copyright and trademark rights, and successful challenges to the validity of our patents, copyrights or trademarks and the associated costs;

•	certain liabilities in connection with our pension plans;

•	conflicts of interest with our controlling investors; and

•	one material weakness in our internal controls over financial reporting.

We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions)

Unaudited

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Net revenue	$394.5	$460.9	$811.6	$896.0
Cost of products sold	294.3	348.7	615.7	677.8

Gross margin	100.2	112.2	195.9	218.2
Selling, general and administrative expenses	71.5	83.9	149.7	157.9
Impairment charges and loss/(gain) on sale of assets	(0.2)	(0.3)	(0.1)	0.1
Restructuring and other special items	2.0	9.0	4.6	13.3

Operating earnings	26.9	19.6	41.7	46.9
Interest expense, net	49.9	52.0	98.2	101.3
Other (income)/expense, net	66.4	34.1	20.2	82.1

Loss from continuing operations before income taxes and minority interest	(89.4)	(66.5)	(76.7)	(136.5)
Income tax expense/(benefit)	6.9	(27.6)	(0.4)	(65.0)
Minority interest (income)/expense, net of tax of $(0.1) million , $(0.2) million, $(0.1) million and $(0.1) million, respectively	(0.1)	0.6	(1.9)	0.3

Loss from continuing operations	(96.2)	(39.5)	(74.4)	(71.8)
Loss from discontinued operations, net of tax benefit of $(3.2) million, $(0.3) million, $(5.3) million and $(0.1) million, respectively	(6.3)	(5.8)	(9.8)	(10.1)

Net loss	$(102.5)	$(45.3)	$(84.2)	$(81.9)

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except shares)

Unaudited

	December 31, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$86.3	$72.4
Trade receivables, net	237.4	307.9
Inventories, net	200.1	210.7
Prepaid expenses and other	60.3	74.3
Assets held for sale	16.5	21.0

Total current assets	600.6	686.3
Property and equipment, net	843.3	938.2
Other assets:
Goodwill	1,157.2	1,291.3
Other intangibles, net	443.1	518.0
Other	83.9	72.5

Total assets	$3,128.1	$3,506.3

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$103.6	$29.2
Accounts payable	98.2	138.7
Other accrued liabilities	151.1	164.3
Liabilities held for sale	4.0	3.7

Total current liabilities	356.9	335.9
Long-term obligations, less current portion	2,303.9	2,382.3
Pension liability	71.8	80.5
Deferred income taxes	77.5	71.1
Other liabilities .	31.6	47.6
Commitments and contingencies (see Note 13)
Shareholder’s equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—
Additional paid in capital	1,073.6	1,072.6
Accumulated deficit	(774.2)	(690.0)
Accumulated other comprehensive income	(13.0)	206.3

Total shareholder’s equity	286.4	588.9

Total liabilities and shareholder’s equity	$3,128.1	$3,506.3

The accompanying notes are an integral part of these consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholder’s Equity

(in millions)

Unaudited

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholder’s Equity
Balance at June 30, 2008	$—	$1,072.6	$(690.0)	$206.3	$588.9
Equity (redemptions) contributions, net		(1.3)			(1.3)
Comprehensive income/(loss):
Net loss			(84.2)
Foreign currency translation adjustments, net of tax				(211.9)
Change in unrealized gain/(loss) on derivatives, net of tax				(7.4)

Total comprehensive loss					(303.5)
Equity compensation		2.3			2.3

Balance at December 31, 2008	$—	$1,073.6	$(774.2)	$(13.0)	$286.4

The accompanying notes are an integral part of this consolidated financial statement

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

Unaudited

	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84.2)	$(81.9)
Loss from discontinued operations	(9.8)	(10.1)

Loss from continuing operations	(74.4)	(71.8)
Adjustments to reconcile loss from continued operations to net cash from operations
Depreciation and amortization	76.0	80.4
Unrealized foreign currency transaction (gains)/ losses, net	9.9	78.2
Amortization of debt financing costs	4.8	3.7
Asset impairments and (gain)/loss on sale of assets	(0.1)	0.1
Equity compensation	2.3	4.0
Benefit for deferred income taxes	(10.2)	(81.8)
Provisions for bad debts and inventory	7.6	3.5
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	43.0	15.5
Decrease/(increase) in inventories	(18.7)	(2.4)
(Decrease)/increase in accounts payable	(28.9)	(1.6)
Other accrued liabilities and operating items, net	(21.7)	(46.9)

Net cash used in operating activities from continuing operations	(10.4)	(19.1)

Net cash provided by (used in) operating activities from discontinued operations	2.1	(0.6)

Net cash used in operating activities	(8.3)	(19.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	1.8	0.3
Additions to property and equipment	(29.5)	(37.0)

Net cash used in investing activities from continuing operations	(27.7)	(36.7)
Net cash used in investing activities from discontinuing operations	(0.8)	(1.6)

Net cash used in investing activities	(28.5)	(38.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	73.5	15.2
Reduction of long-term obligations	(11.4)	(11.8)
Proceeds from long-term obligations	—	—
Equity (redemption) contribution	(1.3)	14.1

Net cash provided by financing activities from continuing operations	60.8	17.5

Net cash provided by financing activities	60.8	17.5

Effect of foreign currency on cash	(10.1)	17.3
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	13.9	(23.2)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72.4	82.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$86.3	$59.5

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$92.6	$99.2
Taxes paid	$8.2	$11.5

The accompanying notes are an integral part of these consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in millions, except shares)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Catalent Pharma Solutions, Inc. (“Catalent”, the “Company) is a direct wholly-owned subsidiary of PTS Intermediate Holdings LLC (“Intermediate Holdings”). Intermediate Holdings is a direct, wholly-owned subsidiary of PTS Holdings Corp. (“Parent”), and Parent is 100% owned by Phoenix Charter LLC (“Phoenix”) and certain members of the Company’s senior management. Phoenix is wholly-owned by BHP PTS Holdings L.L.C., an entity controlled by affiliates of The Blackstone Group (“Blackstone”), a global private investment and advisory firm.

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

The accompanying consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated and combined financial statements and related notes contained in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2008, for the periods April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007, and for the year ended June 30, 2006. In the opinion of management, all adjustments necessary for a fair presentation have been included. Except as disclosed elsewhere in this interim report, all adjustments are of normal recurring nature. The results reported in these consolidated financial statements should not be taken as indicative of results that may be expected for the entire year.

These unaudited condensed financial statements include the accounts of the Company and all of its subsidiaries. All inter-company transactions have been eliminated. Certain items have been reclassified in the Company’s consolidated financial statements to conform to the current period presentation.

As of October 1, 2008, the Company designated its Euro-denominated senior subordinated notes and Euro-denominated term loan (“Euro-denominated debt”) as an effective economic hedge of the Company’s net investment in its Euro-denominated subsidiaries and thus, recorded unrealized gains of $17.8 million related to foreign currency transactions within Accumulated Other Comprehensive Income (Loss) on the balance sheet at December 31, 2008. Prior to the second quarter of fiscal 2009, unrealized foreign currency gains and losses on our Euro-denominated debt were recorded within other (income)/expense in our Statement of Operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. The Company believes that the understanding of certain key accounting policies and estimates is essential in achieving more insight into the Company’s operating results and financial condition. These key accounting policies include, but are not limited to, allowance for doubtful accounts, and the valuation of long-lived and intangible assets, equity-based compensation, income taxes, and currency risk management.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS No. 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company is in the process of determining the impact of adopting this Statement.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110“). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period Parent’s equity shares have been available. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

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

Fair value under SFAS 157 is principally applied to financial assets and liabilities such as derivative instruments consisting of interest rate swaps. The following table provides a summary of financial assets and liabilities that are measured at fair value as of December 31, 2008:

	Fair Value Measurements using
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)
Assets
Interest rate swaps	$—	$—	$—	$—

Liabilities
Interest rate swaps	$28.9	$—	$28.9	$—

(a)	Level 1 – Based on quoted market prices in active markets.

(b)	Level 2 – Based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(c)	Level 3 – Based on unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The Company uses interest rate swaps to manage interest rates on its variable rate long term debt obligations. The carrying amounts of cash and equivalents, trade receivables, inventories, accounts payable, and other assets and accrued liabilities at December 31, 2008 approximate their fair value because of the short term maturity of these items.

3.	DISCONTINUED OPERATIONS

The Company continues to explore its options to divest and sell its facility based in North Raleigh, North Carolina. In addition, the Company is in process of divesting its facility based in Onsy, France. These two businesses are classified as held for sale on the Company’s balance sheet and included in discontinued operations on the Company’s statement of operations and cash flows for all periods presented in the tables below. Also included in the statement of operations for the three and six months ended December 31, 2007 are the results of operations of the Company’s facility based in Albuquerque, New Mexico that was sold May 19, 2008. Summarized statements of operations data for these discontinued operations are as follows:

(in millions)	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Net revenue	$8.9	$27.0	$17.1	$51.9

Loss before income taxes	(9.5)	(6.1)	(15.1)	(10.2)
Income tax (benefit)/expense	(3.2)	(0.3)	(5.3)	(0.1)

Loss from discontinued operations, net of tax	$(6.3)	$(5.8)	$(9.8)	$(10.1)

Summarized balance sheet data for discontinued operations are as follows:

(in millions)	December 31, 2008	June 30, 2008
Assets held for sale
Current assets	$3.7	$7.0
Property and equipment	12.8	14.0

Total assets held for sale	$16.5	$21.0

Liabilities held for sale
Current liabilities	$4.0	$3.7
Other liabilities	—	—

Total liabilities held for sale	$4.0	$3.7

4.	GOODWILL

The following table summarizes the changes between June 30, 2008 and December 31, 2008 in the carrying amount of goodwill in total and by reporting segment:

(in millions)	Oral Technologies	Sterile Technologies	Packaging Services	Total
Balance at June 30, 2008	$956.6	$205.0	$129.7	$1,291.3
Foreign currency translation adjustments	(124.6)	—	(9.5)	(134.1)

Balance at December 31, 2008	$832.0	$205.0	$120.2	$1,157.2

In connection with SFAS No. 142, “Goodwill and Other intangible assets,” (“SFAS No. 142”) the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. The Company uses comparative market information and other factors to corroborate the discounted cash flow results. Following the Acquisition, the Company elected to perform its annual impairment evaluation during its fourth fiscal quarter, commencing in fiscal 2008.

During the fourth quarter of fiscal 2008, this evaluation resulted in a non-cash charge to goodwill impairment of $239.0 million within the Packaging Services reporting unit as a result of the implied fair value being less than the carrying value of its goodwill. The impairment charge taken in the fourth quarter of fiscal year 2008 effectively aligned the reporting unit’s book value with its fair value and therefore any decline in the reporting unit’s fair value would potentially result in further impairment of its goodwill. Given the current economic environment which impacts current market multiples and declining revenue and cash flows in the Packaging Services reporting unit, the Company concluded that potential goodwill impairment indicators existed as of December 31, 2008. As a result, the Company is performing an interim goodwill impairment analysis as of December 31, 2008 in accordance with SFAS 142. The Company’s initial impairment analysis under step one of SFAS 142 indicates that the carrying value of the net assets of the Packaging Services reporting unit exceeds its estimated fair value. As a result, the Company is required to complete the goodwill impairment test under step two of SFAS 142 to determine the amount, if any, of goodwill impairment charges to be recorded by the Company. The Company expects to complete the analysis by the end of its fiscal third quarter ending March 31, 2009. Step two of SFAS 142 requires the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill. In the event that the Company determines that its goodwill is impaired in whole or in part, the Company will record a non-cash charge, which could be material. At December 31, 2008, the carrying value of the Packaging Services reporting unit goodwill was $120.1 million. As the goodwill impairment analysis under SFAS 142 is not complete, the Company cannot reasonably estimate the amount of any potential impairment charge.

5.	OTHER INTANGIBLE ASSETS

Other intangible assets with definite lives are being amortized using the straight-line method over periods that range from twelve to twenty years. The details of other intangible assets subject to amortization by class as of December 31, 2008 and June 30, 2008, are as follows:

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
December 31, 2008
Amortized intangibles:
Core technology	20.0 years	$135.2	$(12.3)	$122.9
Customer relationships	12.0 years	147.3	(21.0)	126.3
Product relationships	12.0 years	226.4	(32.5)	193.9

Total amortized intangible assets		$508.9	$(65.8)	$443.1

June 30, 2008
Amortized intangibles:
Core technology	20.0 years	$163.6	$(9.7)	$153.9
Customer relationships	12.0 years	143.5	(15.3)	128.2
Product relationships	12.0 years	262.3	(26.4)	235.9

Total amortized intangible assets		$569.4	$(51.4)	$518.0

Amortization expense for the three and six months ended December 31, 2008 was approximately $9.5 million and $19.7 million, respectively and for the three and six months ended December 31, 2007, was approximately $10.3 million and $20.6 million, respectively. Amortization expense is estimated to be:

(in millions)	Remainder fiscal 2009	fiscal 2010	fiscal 2011	fiscal 2012	fiscal 2013
Amortization expense	$19.0	$38.0	$38.0	$38.0	$38.0

6.	RESTRUCTURING AND OTHER SPECIAL ITEMS

The following table summarizes activity related to liabilities associated with restructuring and other special items:

(in millions)	Six Months Ended December 31, 2008
Balance at beginning of period	$4.3
Additions	4.6
Payments	(5.1)
Other	(0.8)

Balance at end of period	$3.0

During the second quarter and six months ended December 31, 2008, the Company recorded $2.0 million and $2.6 million, respectively, in charges to restructuring and other special items on the statements of operations primarily relating to the elimination of full time positions.

7.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

As of December 31, 2008, the Company had $79.0 million of net borrowings outstanding under its Revolving Credit Agreement. During the first six months of fiscal 2009, the Company recorded $54.2 million in unrealized foreign currency transaction gains relating to its Euro-denominated senior subordinated notes and Euro-denominated term loan offset by $65.3 million in unrealized losses on intercompany loans within other (income)/expense. In addition, the Company recorded a $7.2 million unrealized loss to other (income)/expense, net relating to its Euribor and Tibor-denominated interest rate swaps.

8.	INCOME TAXES

The Company’s benefit for income taxes relative to earnings/(loss) from continuing operations before income taxes and minority interest was a benefit of 0.5% for the six months ended December 31, 2008, as compared to a benefit of 47.6% for the six months ended December 31, 2007. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Germany, U.K. and France. The benefit for the six months ended December 31, 2008 includes a favorable adjustment as a result of the release of a valuation allowance of $8.4 million related to the Company’s deferred tax assets in a foreign jurisdiction. With few exceptions, we are no longer subject to non-U.S. income tax examinations for years prior to 2001. Under the terms of the Purchase Agreement related to the Acquisition, the Company is indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification covers, among other taxes, any and all Federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of December 31, 2008, approximately $4.7 million of unrecognized tax benefits and related interest was subject to indemnification by Cardinal.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48, clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company adopted the provisions of FIN 48 on July 1, 2007. As a result, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of December 31, 2008, the Company had a total of $15.9 million of unrecognized tax benefits. Of this amount, $14.0 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expenses. As of December 31, 2008, the Company has approximately $0.8 million of accrued interest related to uncertain tax positions.

9.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of the Company’s net periodic benefit costs are as follows:

(in millions)	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Components of net periodic benefit cost:
Service cost	$0.5	$0.6	$1.0	$1.1
Interest cost	3.3	3.6	7.1	7.1
Expected return on plan assets	(2.2)	(3.1)	(4.8)	(6.1)
Amortization (1)	(0.2)	—	(0.4)	—

Net amount recognized	$1.4	$1.1	$2.9	$2.1

(1)	Amount represents the amortization of unrecognized actuarial gains.

10.	RELATED PARTY TRANSACTIONS

Advisor Transaction and Management Fees- In connection with the Acquisition, the Company entered into a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investor’s investment in Phoenix.

The Company pays an annual sponsor advisory fee to Blackstone and the Investors’ for certain monitoring, advisory and consulting services to the Company. During the three and six months ended December 31, 2008, $2.5 million and $5.0 million, respectively, of this accrued fee was expensed in selling, general and administrative expenses in the statement of operations. Included in Prepaid Expenses and Other on the Company’s balance sheet at December 31, 2008 was $5.0 million in prepaid advisory fees.

11.	COMPREHENSIVE INCOME/(LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/ (loss) for the three and six months ended December 31, 2008 and 2007 consist of the following:

(in millions)	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Net income/ (loss)	$(102.5)	$(45.3)	$(84.2)	$(81.9)
Foreign currency translation adjustments	(90.7)	36.9	(211.9)	73.6
Change in unrealized gain/ (loss) on derivatives	(9.5)	(8.0)	(7.4)	(16.8)

Total comprehensive loss	$(202.7)	$(16.4)	$(303.5)	$(25.1)

12.	EQUITY-BASED COMPENSATION

The Company has an equity-based compensation plan outstanding as of December 31, 2008. These plans are described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. The following table summarizes the impact of the equity-based compensation recorded in the Company’s statement of operations:

(in millions)	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Stock compensation expense in selling, general and administrative	$0.9	$2.2	$2.3	$4.0

The activity of the equity-based compensation program for the six months ended December 31, 2008 is presented below:

	Time Based Awards		Performance Based Awards		Market Based Awards
(in dollars)	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2008	23,125	$1,000	22,348	$1,000	22,353	$1,000
Granted at fair value	998	$1,000	1,006	$1,000	996	$1,000
Exercised	—	—	—	—	—	—
Forfeited	(4,902)	$1,000	(4,966)	$1,000	(4,968)	$1,000

Balance at December 31, 2008	19,221		18,388		18,381

13.	COMMITMENTS AND CONTINGENCIES

The Company, along with several pharmaceutical companies, is involved in thirty-one (31) product liability lawsuits relating to Amnesteem® (isotretinoin), a product manufactured by us. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

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

The Company conducts its business within the following three segments: Oral Technologies, Sterile Technologies, and Packaging Services. The Company evaluates the performance of its segments based on segment earnings before minority interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”). EBITDA is defined as consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense and depreciation and amortization. The Company’s presentation of Segment EBITDA and EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables include net revenue and EBITDA during the three and six months ended December 31, 2008 and three and six months ended December 31, 2007:

(in millions)	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Oral Technologies
Net revenue	$221.6	$256.9	$458.8	$492.1
Segment EBITDA	50.5	50.5	94.6	99.9
Sterile Technologies
Net revenue	67.6	72.5	142.3	140.1
Segment EBITDA	5.8	8.7	15.0	15.2
Packaging Services
Net revenue	117.9	143.7	234.3	285.4
Segment EBITDA	7.9	19.7	15.2	40.5
Inter-segment revenue elimination	(12.6)	(12.2)	(23.8)	(21.6)
Unallocated Costs(1)	(65.8)	(53.3)	(25.4)	(110.6)
Combined Total
Net revenue	394.5	460.9	811.6	896.0
EBITDA from continuing operations	$(1.6)	$25.6	$99.4	$45.0

(1)	Unallocated costs include special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Impairment charges and gain/(loss) on sale of assets	$0.2	$0.3	$0.1	$(0.1)
Equity compensation	(0.9)	(2.1)	(2.3)	(3.9)
Restructuring and other special items	(2.0)	(9.0)	(4.6)	(13.3)
Sponsor advisory fee	(2.5)	(2.5)	(5.0)	(5.0)
Minority interest, net	0.1	(0.6)	1.9	(0.3)
Other income (expense), net	(66.4)	(34.1)	(20.2)	(82.1)
Non-allocated corporate costs, net	5.7	(5.3)	4.7	(5.9)

Total unallocated costs	$(65.8)	$(53.3)	$(25.4)	$(110.6)

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA:

(in millions)	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Loss from continuing operations	$(96.2)	$(39.5)	$(74.4)	$(71.8)
Depreciation and amortization	37.8	40.7	76.0	80.5
Interest expense, net	49.9	52.0	98.2	101.3
Income tax expense/(benefit)	6.9	(27.6)	(0.4)	(65.0)

EBITDA	$(1.6)	$25.6	$99.4	$45.0

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(in millions)	December 31, 2008	June 30, 2008
Assets
Oral Technologies	$2,100.3	$2,425.2
Sterile Technologies	569.9	646.7
Packaging Services	655.9	710.4
Corporate and eliminations	(214.5)	(297.0)
Assets held for sale	16.5	21.0

Total assets	$3,128.1	$3,506.3

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at December 31, 2008 and June 30, 2008, are detailed in the following tables.

Inventories

Work-in-process and finished goods inventories include raw materials, labor and overhead. Inventories consisted of the following:

(in millions)	December 31, 2008	June 30, 2008
Raw materials and supplies	$121.1	$127.8
Work-in-process	27.2	27.7
Finished goods	67.5	73.0

Total inventory, gross	215.8	228.5
Inventory reserves	(15.7)	(17.8)

Total inventory, net	$200.1	$210.7

Prepaid and other assets

Prepaid and other assets consisted of the following:

(in millions)	December 31, 2008	June 30, 2008
Prepaid expenses	$17.4	$22.5
Spare parts supplies	10.3	14.5
Deferred taxes	6.9	10.9
Other current assets	25.7	26.4

Total prepaid and other assets	$60.3	$74.3

Property and equipment

Property and equipment consisted of the following:

(in millions)	December 31, 2008	June 30, 2008
Land, buildings and improvements	$403.3	$435.7
Machinery and equipment	512.5	608.1
Furniture and fixtures	11.1	13.8
Construction in progress	44.8	52.3

Property and equipment, at cost	971.7	1,109.9
Accumulated depreciation	(128.4)	(171.7)

Property and equipment, net	$843.3	$938.2

Other assets

Other assets consisted of the following:

(in millions)	December 31, 2008	June 30, 2008
Deferred long term debt financing costs	$56.2	$60.9
Deferred taxes	20.5	4.1
Other	7.2	7.5

Total other assets	$83.9	$72.5

Other accrued liabilities

Other accrued liabilities consisted of the following:

(in millions)	December 31, 2008	June 30, 2008
Accrued employee-related expenses	$49.0	$66.8
Restructuring accrual	3.0	4.3
Deferred income tax	3.2	3.2
Accrued interest	18.6	18.1
Interest rate swaps	28.9	14.2
Other accrued liabilities and expenses	48.4	57.7

Total other accrued liabilities	$151.1	$164.3

16.	GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS

All obligations under the senior secured credit agreement, the Senior Toggle Notes and the Senior Subordinated Notes are unconditionally guaranteed by each of the Company’s existing U.S. wholly owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.

The following condensed financial information presents the Company’s Consolidating Balance Sheet as of December 31, 2008 and as of June 30, 2008 and the Consolidating Statement of Operations and Statement of Cash Flows for the six months ended December 31, 2008 and December 31, 2007 for: (a) Catalent Pharma Solutions, Inc. (“Issuer and/or Parent”); (b) the guarantor subsidiaries; (c) the non guarantor subsidiaries and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Three Months Ended December 31, 2008

(In millions)

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated
Net revenue	$—	$157.9	$244.8	$(8.2)	$394.5
Cost of products sold	—	108.5	194.0	(8.2)	294.3

Gross margin	—	49.4	50.8	—	100.2
Selling, general and administrative expenses	2.3	38.5	30.7	—	71.5
Impairment charges and (gain)/loss on sale of asset	—	__	(0.2)	—	(0.2)
Restructuring and other special items	—	1.8	0.2	—	2.0

Operating (loss)/earnings	(2.3)	9.1	20.1	—	26.9
Interest expense, net	48.4	(0.1)	1.6	—	49.9
Other expense/(income), net	49.4	(3.8)	61.2	(40.4)	66.4

Earnings/(loss) from continuing operations before income taxes and minority interest	(100.1)	13.0	(42.7)	40.4	(89.4)
Income tax (benefit)/expense	2.4	(0.4)	4.9	—	6.9
Minority interest (income)/expense, net of tax expense/(benefit)	—	—	(0.1)	—	(0.1)

(Loss)/earnings from continuing operations	(102.5)	13.4	(47.5)	40.4	(96.2)
Earnings/(loss) from discontinued operations, net of tax provision/(benefit)	—	(5.6)	(0.7)	—	(6.3)

Net (loss)/earnings	$(102.5)	$7.8	$(48.2)	$40.4	$(102.5)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Six Months Ended December 31, 2008

(In millions)

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated
Net revenue	$—	$314.2	$509.9	$(12.5)	$811.6
Cost of products sold	—	219.9	408.3	(12.5)	615.7

Gross margin	—	94.3	101.6	—	195.9
Selling, general and administrative expenses	2.3	83.9	63.5	—	149.7
Impairment charges and (gain)/loss on sale of asset	—	—	(0.1)	—	(0.1)
Restructuring and other special items	—	4.2	0.4	—	4.6

Operating (loss)/earnings	(2.3)	6.2	37.8	—	41.7
Interest expense, net	96.1	—	2.1	—	98.2
Other (income)/expense, net	(16.6)	(7.4)	68.8	(24.6)	20.2

Earnings/(loss) from continuing operations before income taxes and minority interest	(81.8)	13.6	(33.1)	24.6	(76.7)
Income tax expense/(benefit)	2.4	(0.4)	(2.4)	—	(0.4)
Minority interest (income)/expense, net of tax expense/(benefit)	—	—	(1.9)	—	(1.9)

(Loss)/earnings from continuing operations	(84.2)	14.0	(28.8)	24.6	(74.4)
Earnings/(loss) from discontinued operations, net of tax provision/(benefit)	—	(9.0)	(0.8)	—	(9.8)

Net (loss)/earnings	$(84.2)	$5.0	$(29.6)	$24.6	$(84.2)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Three Months Ended December 31, 2007

(In millions)

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated
Net revenue	$—	$173.3	$293.6	$(6.0)	$460.9
Cost of products sold	—	118.7	236.0	(6.0)	348.7

Gross margin	—	54.6	57.6	—	112.2
Selling, general and administrative expenses	—	44.6	39.3	—	83.9
Impairment charges and (gain)/loss on sale of assets	—	—	(0.3)	—	(0.3)
Restructuring and other special items	—	9.0	—	—	9.0

Operating (loss)/earnings	—	1.0	18.6	—	19.6
Interest (income)/expense, net	49.4	(0.3)	2.9	—	52.0
Other expense/(income), net	4.0	(3.1)	12.9	20.3	34.1

(Loss)/earnings from continuing operations before income taxes and minority interest	(53.4)	4.4	2.8	(20.3)	(66.5)
Income tax benefit	(8.1)	(19.0)	(0.5)	—	(27.6)
Minority interest (income)/expense, net of tax	—	—	0.6	—	0.6

(Loss)/earnings from continuing operations	(45.3)	23.4	2.7	(20.3)	(39.5)
Loss from discontinued operations, net of tax	—	(5.7)	(0.1)	—	(5.8)

Net (loss)/earnings	$(45.3)	$17.7	$2.6	$(20.3)	$(45.3)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Six Months Ended December 31, 2007

(In millions)

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated
Net revenue	$—	$337.7	$568.9	$(10.6)	$896.0
Cost of products sold	—	236.2	452.2	(10.6)	677.8

Gross margin	—	101.5	116.7	—	218.2
Selling, general and administrative expenses	—	85.5	72.4	—	157.9
Impairment charges and (gain)/loss on sale of asset	—	—	0.1	—	0.1
Restructuring and other special items	—	12.5	0.8	—	13.3

Operating (loss)/earnings	—	3.5	43.4	—	46.9
Interest (income)/expense, net	98.2	(0.2)	3.3	—	101.3
Other (income)/expense, net	5.3	(2.3)	23.2	55.9	82.1

Earnings/(loss) from continuing operations before income taxes and minority interest	(103.5)	6.0	16.9	(55.9)	(136.5)
Income tax (benefit)/expense	(21.6)	(38.8)	(4.6)	—	(65.0)
Minority interest (income)/expense, net of tax	—	—	0.3	—	0.3

(Loss)/earnings from continuing operations	(81.9)	44.8	21.2	(55.9)	(71.8)
Earnings/(loss) from discontinued operations, net of tax provision/(benefit)	—	(8.0)	(2.1)	—	(10.1)

Net (loss)/earnings	$(81.9)	$36.8	$19.1	$(55.9)	$(81.9)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

December 31, 2008

(In millions)

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0.5	$28.5	$57.3	$—	$86.3
Trade receivables, net	—	79.6	157.8	—	237.4
Intercompany receivables	—	—	220.9	(220.9)	—
Inventories, net	—	53.2	146.9	—	200.1
Prepaid expenses and other	1.9	26.2	32.2	—	60.3
Assets held for sale	—	16.5	—	—	16.5

Total current assets	2.4	204.0	615.1	(220.9)	600.6
Property and equipment, net	—	418.0	425.3	—	843.3
Other assets:
Goodwill	—	556.6	600.6	—	1,157.2
Other intangibles, net	—	211.2	231.9	—	443.1
Investment in subsidiaries	2,737.2	—	—	(2,737.2)	—
Intercompany long-term receivables	—	1.1	5.7	(6.8)	—
Other	104.3	13.8	(34.2)	—	83.9

Total assets	$2,843.9	$1,404.7	$1,844.4	$(2,964.9)	$3,128.1

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$94.2	$1.6	$7.8	$—	$103.6
Accounts payable	—	21.9	76.3	—	98.2
Intercompany accounts payable	172.2	24.6	0.2	(197.0)	—
Other accrued liabilities	46.0	49.4	55.7	—	151.1
Liabilities held for sale	—	4.0	—	—	4.0

Total current liabilities	312.4	101.5	140.0	(197.0)	356.9
Long-term obligations, less current portion	2,272.9	3.8	27.2		2,303.9
Intercompany long-term debt	30.7	—	—	(30.7)	—
Pension liability	—	12.5	59.3	—	71.8
Deferred income taxes	(69.3)	120.7	26.1	—	77.5
Other liabilities	—	8.0	23.6	—	31.6
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,073.6	—	—	—	1,073.6
Shareholder’s equity	—	1,157.7	1,579.5	(2,737.2)	—
Accumulated deficit	(774.2)	—	—	—	(774.2)
Accumulated other comprehensive income/(loss)	(2.2)	0.5	(11.3)	—	(13.0)

Total Shareholder’s equity	297.2	1,158.2	1,568.2	(2,737.2)	286.4

Total liabilities and Shareholder’s equity	$2,843.9	$1,404.7	$1,844.4	$(2,964.9)	$3,128.1

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2008

(In millions)

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$—	$12.1	$60.3	$—	$72.4
Trade receivables, net	—	107.6	200.3	—	307.9
Intercompany receivables	—	3.4	247.8	(251.2)	—
Inventories, net	—	53.2	157.5	—	210.7
Prepaid expenses and other	1.7	30.1	42.5	—	74.3
Assets held for sale	—	19.5	1.5	—	21.0

Total current assets	1.7	225.9	709.9	(251.2)	686.3
Property and equipment, net	—	436.1	502.1	—	938.2
Other assets:
Goodwill	—	556.6	734.7	—	1,291.3
Other intangibles, net	—	219.1	298.9	—	518.0
Investment in subsidiaries	2,761.8	—	—	(2,761.8)	—
Other	110.5	9.4	(47.4)	—	72.5

Total assets	$2,874.0	$1,447.1	$2,198.2	$(3,013.0)	$3,506.3

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.8	$6.6	$7.8	$—	$29.2
Accounts payable	—	40.3	98.4	—	138.7
Intercompany accounts payable	147.6	26.1	—	(173.7)	—
Other accrued liabilities	32.1	69.9	62.3	—	164.3
Liabilities held for sale	—	3.7	—	—	3.7

Total current liabilities	194.5	146.6	168.5	(173.7)	335.9
Long-term obligations, less current portion	2,351.6	4.7	26.0	—	2,382.3
Intercompany long-term debt	24.1	—	53.4	(77.5)	—
Other liabilities	(69.1)	142.6	122.6	—	196.1
Minority Interest	—	—	3.1	—	3.1
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,072.6	—	—	—	1,072.6
Shareholder’s equity	—	1,152.7	1,609.1	(2,761.8)	—
Accumulated deficit	(690.0)	—	—	—	(690.0)
Accumulated other comprehensive income/(loss)	(9.7)	0.5	215.5	—	206.3

Total Shareholder’s equity	372.9	1,153.2	1,824.6	(2,761.8)	588.9

Total liabilities and Shareholder’s equity	$2,874.0	$1,447.1	$2,198.2	$(3,013.0)	$3,506.3

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Six Months Ended December 31, 2008

(In millions)

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/earnings $	$(84.2)	$5.0	$(29.6)	$24.6	$(84.2)
Loss from discontinued operations	—	(9.0)	(0.8)	—	(9.8)

Loss/earnings from continuing operations	(84.2)	14.0	(28.8)	24.6	(74.4)
Adjustments to reconcile loss/earnings from continued operations to net cash from operations:
Depreciation and amortization	—	35.7	40.3	—	76.0
Unrealized foreign currency transaction (gains)/losses, net	(45.9)	1.3	54.5	—	9.9
Amortization of debt financing costs	4.8	—	—	—	4.8
Asset impairments and (gain)/loss on sale of assets	—	—	(0.1)	—	(0.1)
Equity compensation	2.3	__	—	—	2.3
Income from subsidiaries	24.6	—	—	(24.6)	—
Provision/(benefit) for deferred income taxes	2.4	(0.2)	(12.4)	—	(10.2)
Provisions for bad debts and inventory	—	3.7	3.9	—	7.6
Change in operating assets and liabilities:
Decrease/(Increase) in trade receivables	—	26.3	16.7	—	43.0
Decrease/(Increase) in inventories	—	(2.1)	(16.6)	—	(18.7)
Increase/(Decrease) in accounts payable	—	(18.4)	(10.5)	—	(28.9)
Other accrued liabilities and operating items, net	(3.2)	(23.2)	4.7	—	(21.7)

Net cash provided by/(used in) operating activities from continuing operations	(99.2)	37.1	51.7	—	(10.4)
Net cash provided by/(used in) operating activities from discontinued operations	—	(0.1)	2.2	—	2.1

Net cash provided by/(used in) operating activities	(99.2)	37.0	53.9	—	(8.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	—	1.8	—	1.8
Additions to property and equipment	—	(10.5)	(19.0)	—	(29.5)

Net cash used in investing activities from continuing operations	—	(10.5)	(17.2)	—	(27.7)
Net cash used in investing activities from discontinued operations	—	(0.1)	(0.7)	—	(0.8)

Net cash used in investing activities	—	(10.6)	(17.9)	—	(28.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	33.4	(9.3)	(24.1)	—	—
Net change in short-term borrowings	74.7	—	(1.2)	—	73.5
Reduction of long-term obligations	(7.1)	(0.8)	(3.5)	—	(11.4)
Equity (redemption) contribution	(1.3)	—	—	—	(1.3)

Net cash (used in)/ provided by financing activities from continuing operations	99.7	(10.1)	(28.8)	—	60.8
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	99.7	(10.1)	(28.8)	—	60.8

Effect of foreign currency on cash	__	—	(10.1)	—	(10.1)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	0.5	16.3	(2.9)	—	13.9
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	12.2	60.2	—	72.4

CASH AND EQUIVALENTS AT END OF PERIOD	$0.5	$28.5	$57.3	$—	$86.3

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Six Months Ended December 31, 2007

(In millions)

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings /(loss)	$(81.9)	$36.6	$19.3	$(55.9)	$(81.9)
Loss from discontinued operations	—	(8.0)	(2.1)	—	(10.1)

Earnings /(loss) from continuing operations	(81.9)	44.6	21.4	(55.9)	(71.8)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	—	35.8	44.6	—	80.4
Unrealized foreign currency transaction (gains)/losses, net	62.0	—	16.2	—	78.2
Amortization of debt financing costs	3.7	—	—	—	3.7
Income from subsidiaries	(55.9)	—	—	55.9	—
Asset impairments and (gain)/loss on sale of assets	—	—	0.1	—	0.1
Equity compensation	—	4.0	—	—	4.0
Provision/(benefit) for deferred income taxes	(21.6)	(73.8)	13.6	—	(81.8)
Provisions for bad debts and inventory	—	1.3	2.2	—	3.5
Change in operating assets and liabilities:
Decrease/(Increase) in trade receivables	—	13.7	1.8	—	15.5
Decrease/(Increase) in inventories	—	0.8	(3.2)	—	(2.4)
Increase/(Decrease) in accounts payable	—	19.0	(20.6)	—	(1.6)
Other accrued liabilities and operating items, net	0.7	19.5	(67.1)	—	(46.9)

Net cash provided by/(used in)operating activities from continuing operations	(93.0)	64.9	9.0	—	(19.1)
Net cash provided by/(used in) operating activities from discontinued operations	—	(5.8)	5.2	—	(0.6)

Net cash provided by/(used in) operating activities	(93.0)	59.1	14.2	—	(19.7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	0.3	—	—	0.3
Additions to property and equipment	—	(11.9)	(25.1)	—	(37.0)

Net cash used in investing activities from continuing operations	—	(11.6)	(25.1)	—	(36.7)
Net cash used in investing activities from discontinued operations	—	(0.8)	(0.8)	—	(1.6)

Net cash used in investing activities	—	(12.4)	(25.9)	—	(38.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	72.5	(55.2)	(17.3)	—	—
Net change in borrowings	8.9	(4.6)	(0.9)	—	3.4
Equity (redemption) contribution	14.1	—	—	—	14.1

Net cash (used in)/ provided by financing activities from continuing operations	95.5	(59.8)	(18.2)	—	17.5
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	95.5	(59.8)	(18.2)	—	17.5

Effect of foreign currency on cash	(18.7)	3.1	32.9	—	17.3
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(16.2)	(10.0)	3.0	—	(23.2)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	15.3	67.4	—	82.7

CASH AND EQUIVALENTS AT END OF PERIOD	$(16.2)	$5.3	$70.4	—	$59.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“US GAAP”) requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts may differ from these estimated amounts. The Company believes that the understanding of certain key accounting policies and estimates is essential in achieving more insight into the Company’s operating results and financial condition. These key accounting policies include, but are not limited to, allowance for doubtful accounts, and the valuation of long-lived and intangible assets, equity-based compensation, income taxes, and currency risk management.

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

In December 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110“). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), “Share Based Payment”. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period Parent’s equity shares have been available. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

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

Results of Operations

Management measures operating performance based on net earnings before interest expense, expense/(benefit) for income taxes and depreciation and amortization (“EBITDA”). EBITDA is defined as consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense and depreciation and amortization. The term EBITDA is not defined under US GAAP. EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with US GAAP and is subject to important limitations.

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

SEC rules regulate the use in filings with the SEC of “non-GAAP financial measures,” such as EBITDA and segment EBITDA that are derived on the basis of methodologies other than in accordance US GAAP. We present certain non-GAAP measures in order to provide supplemental information that we consider relevant for the readers of the financial statements, and such information is not meant to replace or supersede US GAAP measures. The non-US GAAP measures may not be the same as similarly titled measures used by other companies.

In connection with SFAS No. 142, “Goodwill and Other intangible assets,” (“SFAS No. 142”) the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. The Company uses comparative market information and other factors to corroborate the discounted cash flow results. Following the Acquisition, the Company elected to perform its annual impairment evaluation during its fourth fiscal quarter, commencing in fiscal 2008.

During the fourth quarter of fiscal 2008, this evaluation resulted in a non-cash charge to goodwill impairment of $239.0 million within the Packaging Services reporting unit as a result of the implied fair value being less than the carrying value of its goodwill. The impairment charge taken in the fourth quarter of fiscal year 2008 effectively aligned the segment’s book value with its fair value and therefore any decline in the reporting unit’s fair value would potentially result in further impairment of its goodwill. Given the current economic environment which impacts current market multiples and declining revenue and cash flows in the Packaging Services reporting unit, the Company concluded that potential goodwill impairment indicators existed as of December 31, 2008. As a result, the Company is performing an interim goodwill impairment analysis as of December 31, 2008 in accordance with SFAS 142. The Company’s initial impairment analysis under step one of SFAS 142 indicates that the carrying value of the net assets of the Packaging Services reporting unit exceeds its estimated fair value. As a result, the Company is required to complete the goodwill impairment test under step two of SFAS 142 to determine the amount, if any, of goodwill impairment charges to be recorded by the Company. The Company expects to complete the analysis by the end of its fiscal third quarter ending March 31, 2009. Step two of SFAS 142 requires the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill. In the event that the Company determines that its goodwill is impaired in whole or in part, the Company will record a non-cash charge, which could be material. At December 31, 2008, the carrying value of the Packaging Services reporting unit goodwill was $120.1 million. As the goodwill impairment analysis under SFAS 142 is not complete, the Company cannot determine if an impairment charge is probable and cannot reasonably estimate the amount of any potential impairment charge.

As of October 1, 2008, the Company designated its Euro-denominated senior subordinated notes and Euro-denominated term loan (“Euro-denominated debt”) as an effective economic hedge of the Company’s net investment in its Euro-denominated subsidiaries and thus, recorded unrealized gains of $17.8 million related to foreign currency transactions within Accumulated Other Comprehensive Income (Loss) on the balance sheet at December 31, 2008. Prior to the second quarter of fiscal 2009, unrealized foreign currency gains and losses on our Euro-denominated debt were recorded within other (income)/expense in our Statement of Operations.

Three Months Ended December 31, 2008 compared to the Three Months Ended December 31, 2007

Results for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 are as follows:

(in millions)	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Increase/(Decrease)
			$	%
Net revenue	$394.5	$460.9	$(66.4)	-14%
Cost of products sold	294.3	348.7	(54.4)	-16%

Gross margin	100.2	112.2	(12.0)	-11%
Selling, general and administrative expenses	71.5	83.9	(12.4)	-15%
Impairment charges and (gain)/loss on sale of assets	(0.2)	(0.3)	0.1	*
Restructuring and other special items	2.0	9.0	(7.0)	-78%

Operating earnings	26.9	19.6	7.3	37%
Interest expense, net	49.9	52.0	(2.1)	-4%
Other expense, net	66.4	34.1	32.3	95%

Loss from continuing operations before income taxes and minority interest	(89.4)	(66.5)	(22.9)	34%
Income tax expense (benefit)	6.9	(27.6)	34.5	*
Minority interest (income)/expense, net of tax	(0.1)	0.6	(0.7)	*

Loss from continuing operations	(96.2)	(39.5)	(56.7)	*
Loss from discontinued operations, net of tax	(6.3)	(5.8)	(0.5)	9%

Net loss	$(102.5)	$(45.3)	$(57.2)	*

*	Percentage not meaningful

Net Revenue

Net revenue decreased 14% or $66.4 million compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted our revenue by approximately seven percentage points or $33.7 million. Excluding the impact of foreign exchange rates, net revenue decreased by $32.7 million or 7% in the second quarter of fiscal 2009, primarily due to lower demand within our North American packaging and printing facilities in our Packaging Services segment, as well as to suboptimal capacity utilization in a manufacturing facility and lower demand for certain consumer health products in our Oral Technologies segment during the second quarter of fiscal 2009.

Gross Margin

Gross margin decreased by 11% or $12.0 million compared to the same period a year ago. The stronger U.S. dollar decreased our gross margin by six percentage points or $7.1 million. Excluding the foreign exchange impact, gross margin decreased by 4% or $4.9 million. The decrease was primarily attributable to reduced leverage of fixed costs resulting from the aforementioned lower demand in our Packaging Services segment, partially offset by a $10.0 million inventory write-down that took place in the second quarter of the prior fiscal year.

Selling, General and Administrative expense

Selling, general and administrative expenses decreased by approximately 15% or $12.4 million compared to the comparable period in the prior fiscal year. The stronger U.S. dollar decreased our selling, general and administrative expenses by $4.6 million compared to the comparable period of the prior year. Excluding the impact of foreign exchange rates, selling, general and administrative expenses decreased $7.8 million as compared to the same period in the prior year primarily as a result of various workforce reduction actions taken within the prior twelve months.

Restructuring and Other Special Items

Restructuring and other special items decreased by $7.0 million to $2.0 million for the three months ended December 31, 2008 compared to the same period in 2007. The decrease was primarily a result of significant restructuring spend needed in the prior year due to the separation from Cardinal.

Interest Expense, net

Interest expense, net decreased by $2.1 million for the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

Other Expense, net

Other expense, net increased by $32.3 million for the three months ended December 31, 2008 compared to the same three months of the prior fiscal year, primarily as a result of a $49.7 million increase in unrealized foreign currency losses from intercompany loans during the second quarter of fiscal year 2009 compared with the second quarter of fiscal year 2008 and $4.6 million of increase in unrealized loss on our interest rate swaps in the second quarter of the current fiscal year. These increases were partially offset by $23.2 million of non-cash unrealized foreign currency translation losses recorded in the prior year on our Euro-denominated long-term debt. In the second quarter of fiscal year 2009, non-cash unrealized transaction gain of $17.8 million related to our Euro-denominated long-term debt obligations are recorded within Accumulated other comprehensive income/(loss) on the Company’s Consolidated Balance Sheet.

Provision/ (Benefit) for Income Taxes

Our effective tax rate reflects tax benefits derived from operations outside the United States, some of which are taxed at rates lower than the U.S. statutory rate of 35%. For the three months ended December 31, 2008 our income tax expense was $6.9 million and relative to income/(loss) before income taxes of ($89.4) million. The income tax benefit relative to earnings/(loss) from continuing operations before income taxes and minority interest was 7.7% and 41.5% for the three months ended December 31, 2008 and 2007, respectively. Generally, fluctuations in the effective tax rate are primarily due to change in our geographic pretax income resulting from our business mix and changes in the tax impact of restructuring and other special items and other discrete items, which may have unique tax implications depending on the nature of the item.

Segment Review

Our results on a segment basis for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 are as follows:

(in millions)	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Increase/(Decrease)
			$	%
Oral Technologies
Net revenue	$221.6	$256.9	$(35.3)	(14)
Segment EBITDA	50.5	50.5	__	__
Sterile Technologies
Net revenue	67.6	72.5	(4.9)	(7)
Segment EBITDA	5.8	8.7	(2.9)	(33)
Packaging Services
Net revenue	117.9	143.7	(25.8)	(18)
Segment EBITDA	7.9	19.7	(11.8)	(60)
Inter-segment revenue elimination	(12.6)	(12.2)	(0.4)	3
Unallocated costs (1)	(65.8)	(53.3)	(12.5)	23
Combined Total
Net revenue	394.5	460.9	(66.4)	(14)
EBITDA from continuing operations	$(1.6)	$25.6	$(27.2)	*

*	Percentage not meaningful

(1)	Unallocated costs include special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Impairment charges and gain/(loss) on sale of assets	$0.2	$0.3
Equity compensation	(0.9)	(2.1)
Restructuring and other special items	(2.0)	(9.0)
Sponsor advisory fee	(2.5)	(2.5)
Minority interest, net	0.1	(0.6)
Other income/(expense), net	(66.4)	(34.1)
Non-allocated corporate costs, net	5.7	(5.3)

Total unallocated costs	$(65.8)	$(53.3)

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA:

(in millions)	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007
Loss from continuing operations	$(96.2)	$(39.5)
Depreciation and amortization	37.8	40.7
Interest expense, net	49.9	52.0
Income tax expense/(benefit)	6.9	(27.6)

EBITDA	$(1.6)	$25.6

Oral Technologies segment

Net revenue decreased by 14% or $35.3 million compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted the Oral Technologies segment’s revenue by approximately nine percentage points, or $21.9 million. Excluding the impact of foreign exchange rates, net revenue decreased by 5% or $13.4 million. This decrease was mainly due to suboptimal capacity utilization in one manufacturing facility, and lower demand for certain consumer health products.

Segment EBITDA of $50.5 million was flat compared to the same period a year ago. The Oral Technologies segment’s EBITDA was unfavorably impacted by the stronger U.S. dollar by approximately six percentage points or $3.2 million. Excluding the impact of foreign exchange rates, the increase was $3.2 million, which primarily related to stronger demand at certain of our facilities partially offset by the same capacity utilization issue that impacted net revenue.

Sterile Technologies segment

Net revenue decreased by 7% or $4.9 million. The stronger U.S. dollar unfavorably impacted the Sterile Technologies segment’s revenue by approximately four percentage points, or $2.5 million. Excluding the impact of foreign exchange rates, revenue decreased $2.4 million as a result of lower demand for analytical science services in North America.

Segment EBITDA decreased by $2.9 million. The stronger U.S. dollar unfavorably impacted the Sterile Technologies segment’s EBITDA growth by approximately $0.2 million. Excluding the impact of foreign exchange rates, the $2.7 million decrease was primarily due to lower demand for analytical science services in North America.

Packaging Services segment

Net revenue decreased by 18% or $25.8 million mainly due to lower demand within our North American packaging and printing facilities. The stronger U.S. dollar unfavorably impacted the Packaging Services segment’s revenue by approximately six percentage points, or $9.0 million. Excluding the impact of foreign exchange rates, net revenue decreased by 12% or $16.8 million. The decline in demand within our North American facilities was driven by a reduction in certain customers’ commercial packaging volumes due to lower market demand, and inventory reductions at certain customers, as well as general loss of printing business.

Segment EBITDA decreased $11.8 million. The Packaging Services segment’s EBITDA was unfavorably impacted by the stronger U.S. dollar by approximately nine percentage points, or $1.7 million. Excluding this impact, the decrease was $10.1 million, which was primarily due to lower demand across North American packaging and printing facilities.

Six Months Ended December 31, 2008 compared to the Six Months Ended December 31, 2007

Results for the six months ended December 31, 2008 compared to the six months ended December 31, 2007 are as follows:

(in millions)	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007	Increase/(Decrease)
			$	%
Net revenue	$811.6	$896.0	$(84.4)	-9%
Cost of products sold	615.7	677.8	(62.1)	-9%

Gross margin	195.9	218.2	(22.3)	-10%
Selling, general and administrative expenses	149.7	157.9	(8.2)	-5%
Impairment charges and (gain)/loss on sale of asset	(0.1)	0.1	(0.2)	*
Restructuring and other special items	4.6	13.3	(8.7)	-65%

Operating earnings	41.7	46.9	(5.2)	-11%
Interest expense, net	98.2	101.3	(3.1)	-3%
Other expense, net	20.2	82.1	(61.9)	-75%

Loss from continuing operations before income taxes and minority interest	(76.7)	(136.5)	59.8	-44%
Income tax expense/(benefit)	(0.4)	(65.0)	64.6	-99%
Minority interest expense/(income), net of tax	(1.9)	0.3	(2.2)	*

Loss from continuing operations	(74.4)	(71.8)	(2.6)	4%
Loss from discontinued operations, net of tax	(9.8)	(10.1)	0.3	-3%

Net loss	$(84.2)	$(81.9)	$(2.3)	3%

*	Percentage not meaningful

Net Revenue

Net revenue decreased 9% or $84.4 million compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted our revenue by approximately three percentage points or $23.9 million. Excluding the impact of foreign exchange rates, net revenue decreased by $60.5 million or 7% in the first six months of fiscal 2009, primarily due to lower demand within our North American packaging and printing facilities in our Packaging Services segment, as well as suboptimal capacity utilization of one facility, and lower demand for certain consumer health products in our Oral Technologies segment.

Gross Margin

Gross margin decreased by 10% or $22.3 million compared to the same period a year ago. The stronger U.S. dollar decreased our gross margin by two percentage points or $4.8 million. Excluding the foreign exchange impact, gross margin decreased by 8% or $17.5 million. The decrease was primarily attributable to reduced leverage of fixed costs resulting from the aforementioned lower demand in our Packaging Services segment, partially offset by a $10.0 million inventory write-down that took place in the second quarter of the prior fiscal year.

Selling, General and Administrative expense

Selling, general and administrative expenses decreased by approximately 5% or $8.2 million compared to the same period in the prior fiscal year. The stronger U.S. dollar decreased our selling, general and administrative expenses by $2.8 million compared to the comparable period of the prior year. The first quarter of fiscal 2009 included $3.2 million of severance and transition costs related to the departure of our former Chief Executive Officer. Excluding the impact of foreign exchange rates and severance items, selling, general and administrative expenses decreased $8.6 million compared to the same period in the prior year primarily as a result of various workforce reduction actions taken within the prior twelve months.

Restructuring and Other Special Items

Restructuring and other special items decreased by $8.7 million to $4.6 million for the six months ended December 31, 2008 compared to the same period in 2007. The decrease was primarily a result of significant restructuring spend needed in the prior year due to the separation from Cardinal.

Interest Expense, net

Interest expense, net decreased by $3.1 million for the six months ended December 31, 2008 compared to the six months ended December 31, 2007.

Other Expense, net

Other expense, net decreased $61.9 million for the six months ended December 31, 2008 compared to the same six months of the prior fiscal year, primarily as a result of $54.2 million of non-cash unrealized gains recorded on our Euro-denominated long-term debt obligations in the current year compared to $61.0 million of unrealized losses in the prior year. The gains on our Euro-denominated debt were partially offset by a $44.8 million increase in unrealized foreign currency losses from intercompany loans during the six months ended December 31, 2008 compared to the prior fiscal year and $6.2 million increase in losses on our interest rate swaps in the current fiscal year.

During the first quarter of fiscal year 2009, the non-cash unrealized transaction gains and losses related to our Euro-denominated long-term debt obligations were recorded to other (income)/expense, net on our statement of operations. In the second quarter of fiscal year 2009, the non-cash unrealized transaction gains and losses related to our Euro-denominated long-term debt obligations are recorded within Accumulated other comprehensive income/(loss) on the Company’s Consolidated Balance Sheet.

Provision/ (Benefit) for Income Taxes

Our effective tax rate reflects tax benefits derived from operations outside the United States, some of which are taxed at rates lower than the U.S. statutory rate of 35%. For the six months ended December 31, 2008 our income tax benefit was $0.4 million and relative to income/(loss) before income taxes of ($76.7) million. The income tax benefit relative to earnings/(loss) from continuing operations before income taxes and minority interest was 0.52% and 47.6% for the six months ended December 31, 2008 and 2007, respectively. Generally, fluctuations in the effective tax rate are primarily due to change in our geographic pretax income resulting from our business mix and changes in the tax impact of restructuring and other special items and other discrete items, which may have unique tax implications depending on the nature of the item.

Segment Review

Our results on a segment basis for the six months ended December 31, 2008 compared to the six months ended December 31, 2007 are as follows:

(in millions)	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007	Increase/(Decrease)
			$	%
Oral Technologies
Net revenue	$458.8	$492.1	$(33.3)	(7)
Segment EBITDA	94.6	99.9	(5.3)	(5)
Sterile Technologies
Net revenue	142.3	140.1	2.2	2
Segment EBITDA	15.0	15.2	(0.2)	(1)
Packaging Services
Net revenue	234.3	285.4	(51.1)	(18)
Segment EBITDA	15.2	40.5	(25.3)	(62)
Inter-segment revenue elimination	(23.8)	(21.6)	(2.2)	10
Unallocated costs (1)	(25.4)	(110.6)	85.2	(77)
Combined Total
Net revenue	811.6	896.0	(84.4)	(9)
EBITDA from continuing operations	$99.4	$45.0	$54.4	*

*	Percentage not meaningful

(1)	Unallocated costs include special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Impairment charges and gain/(loss) on sale of assets	$0.1	$(0.1)
Equity compensation	(2.3)	(3.9)
Restructuring and other special items	(4.6)	(13.3)
Sponsor advisory fee	(5.0)	(5.0)
Minority interest, net	1.9	(0.3)
Other income/(expense), net	(20.2)	(82.1)
Non-allocated corporate costs, net	4.7	(5.9)

Total unallocated costs	$(25.4)	$(110.6)

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA:

(in millions)	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007
Loss from continuing operations	$(74.4)	$(71.8)
Depreciation and amortization	76.0	80.5
Interest expense, net	98.2	101.3
Income tax benefit	(0.4)	(65.0)

EBITDA	$99.4	$45.0

Oral Technologies segment

Net revenue decreased by 7% or $33.3 million compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted the Oral Technologies segment’s revenue by approximately three percentage points, or $15.7 million. Excluding the impact of foreign exchange rates, net revenue decreased by 4% or $17.6 million. This decrease was mainly due to suboptimal capacity utilization in one manufacturing facility, as well as lower demand for certain consumer health products.

Segment EBITDA decreased by 5% or $5.3 million. The Oral Technologies segment’s EBITDA was negatively impacted by the stronger U.S. dollar by approximately three percentage points or $2.9 million. Excluding the impact of foreign exchange rates, the decrease was $2.4 million, which primarily related to the capacity utilization issue that impacted net revenue.

Sterile Technologies segment

Net revenue increased by 2% or $2.2 million. The stronger U.S. dollar had an immaterial impact to the Sterile Technologies segment’s revenue growth which was primarily due to increased sales volume at our pre-filled syringe facility in Belgium.

Segment EBITDA decreased by $0.2 million. The stronger U.S. dollar unfavorably impacted the Sterile Technologies segment’s EBITDA growth by approximately $0.6 million. Excluding the impact of foreign exchange rates, the $0.4 million increase was primarily due to a strong flu campaign in our pre-filled syringe facility, offset by lower demand for analytical science services in North America.

Packaging Services segment

Net revenue decreased by 18% or $51.1 million, mainly due to lower demand within our North American packaging and printing facilities. The stronger U.S. dollar unfavorably impacted the Packaging Services segment’s revenue by approximately three percentage points, or $8.2 million. Excluding the impact of foreign exchange rates, net revenue decreased by 15% or $42.9 million. The decline in demand within our North American facilities was driven by a reduction in certain customers’ commercial packaging volumes due to lower market demand, and inventory reductions at certain customers, as well as general loss of printing business.

Segment EBITDA decreased $25.3 million. The Packaging Services segment’s EBITDA was unfavorably impacted by the stronger U.S. dollar by approximately four percentage points, or $1.6 million. Excluding this impact, the decrease was $ 23.7 million, which was primarily due to lower demand across North American packaging and printing facilities.

Liquidity and Capital Resources

Sources and Use of Cash

Although our operating activities used cash in the first half of 2009, our principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of December 31, 2008, our financing needs were supported by $271.0 million of net available capacity in our revolving credit agreement, reduced by $5.0 million outstanding letters of credit. Our revolving credit agreement matures April 10, 2013. As of December 31, 2008, we had outstanding borrowings of $79.0 million under our revolving credit agreement.

Although no assurances can be given, we continue to believe that our cash from operations and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

Cash Flows

The following table summarizes our statement of cash flows from continuing operations:

(in millions)	Six Months Ended December 31, 2008	Six Months Ended December 31, 2007	$ Change
Net cash provided by/(used in)
Operating activities	$(10.4)	$(19.1)	$8.7
Investing activities	(27.7)	(36.7)	9.0
Financing activities	60.8	17.5	43.3

Operating activities

For the six month period ended December 31, 2008, cash used by operating activities was $10.4 million compared to cash used by operating activities of $19.1 million for the six month period ended December 31, 2007. Cash used by operating activities for the current period was mainly due to the decrease in the change in other accrued liabilities during the six months ended December 31, 2008 as compared with the six months ended December 31, 2007.

Investing activities

For the six month period ended December 31, 2008, cash used in investing activities was $27.7 million, a decrease of $9.0 million compared to the six month period ending December 31, 2007, primarily due to a decrease in capital expenditures during the fiscal 2009 period.

Financing activities

For the six month period ended December 30, 2008, cash provided by financing activities was $60.8 million compared to cash provided in financing activities of $17.5 million in the same period a year ago. Cash provided in the fiscal 2009 period was mainly attributable to $79.0 million of short-term borrowings from our revolving credit facility. Cash provided by financing activities in the fiscal 2008 period was mainly due to an equity contribution of $14.1 million from PTS Intermediate Holdings LLC, and short term borrowings of $15.2 million, partially offset by net payments of long-term debt obligations of $11.8 million.

Debt and Financing Arrangements

At the end of December 31, 2008, the Company had outstanding interest rate swaps, expiring through May 2013, as derivative instruments to manage the risk associated with the Company’s floating rate debt. The unrealized losses on our interest rate swap that is considered to be an effective cash flow hedge was $7.4 million and is recorded within Accumulated Other Comprehensive Income on our balance sheet at December 31, 2008. The unrealized losses on our interest rate swaps that are not effective cash flow hedges was $7.2 million and are recorded in other expense, net on our statement of operations for the six months ended December 31, 2008.

As of December 31, 2008, the Company was in compliance with all restrictive covenants related to its long-term obligations.

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

During the six months ended December 31, 2008, our non-guarantor subsidiaries accounted for approximately $509.9 million, or approximately 63%, of our total net revenue, and approximately $11.2 million, or approximately 11%, of our total EBITDA from continuing operations of $99.4 million.

As of December 31, 2008, our non-guarantor subsidiaries accounted for approximately $1.0 billion, or 52%, of our total assets (excluding intercompany receivables and goodwill), and approximately $276.0 million, or 58%, of our total liabilities (excluding intercompany liabilities and issuer’s debt of approximately $2.3 billion).

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

The senior credit facility and indentures governing the Senior Toggle Notes and the Senior Subordinated Notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of December 31, 2008, the Company was in compliance with all restrictive covenants related to its long-term obligations.

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

Under the indentures governing the notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends may be tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indentures).

Adjusted EBITDA is based on the definitions in our indentures, is not defined under US GAAP, and is subject to important limitations. We have included the calculations of Adjusted EBITDA for the period presented as Adjusted EBITDA is the earnings measure defined in the covenants under the indentures governing the notes. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Historical and Adjusted EBITDA

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring and other items that are included in EBITDA and net income as required by various covenants in the indentures governing the notes. Adjusted EBITDA, among other things:

•	does not include non-cash stock-based employee compensation expense and certain other non-cash charges;

•	does not include cash and non-cash restructuring, severance and relocation costs incurred to realize future cost savings and enhance our operations;

•	adds back minority interest expense, which represents minority investors’ ownership of certain of our consolidated subsidiaries and is, therefore not available to us; and

•	includes estimated cost savings which have not yet been fully reflected in our results.

Our Adjusted EBITDA for the trailing twelve months ended December 31, 2008 based on the definitions in our indentures is calculated as follows:

Last Twelve Months Ended December 31, 2008
(in millions)
(Loss)/earnings from continuing operations	$(459.0)
Interest expense, net	198.1
Income tax (benefit)/provision	(16.6)
Depreciation and amortization	153.8

EBITDA	$(123.7)
Equity compensation(1)	6.5
Impairment charges and (gain)/loss on sale of assets(2)	316.5
Restructuring and other special items(3)	14.9
Other non-recurring/one-time items(4)	0.3
Unrealized foreign exchange loss (included in other expense (income), net)(5)	85.4
Other adjustments(6)	9.4
Advisory monitoring fee(7)	10.0
Disposition adjustments(8)	0.1

Subtotal	319.4
Estimated cost savings(9)	0.7

Adjusted EBITDA	$320.1

(1)	Reflects non-cash stock-based employee compensation expense under the provisions of SFAS No. 123R, Share-based Payments.

(2)	Reflects non-cash asset impairment charges and losses from the sale of assets not included in restructuring and special items discussed below.

(3)	Restructuring and other special charges of $14.9 million included $4.2 million of non-cash charges. The total $14.9 million reflects the following:

•

$5.1 million related to restructuring activities. The restructuring programs focus on various aspects of operations, including closing and consolidation of certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure.

•	$9.8 million related to costs incurred to separate from Cardinal.

(4)

Reflects the following one-time items: $3.0 million of severance and recruiting fees associated with the replacement of our former Chief Executive Officer and an offset by $2.7 million of other non-recurring/one-time items.

(5)

Reflects foreign exchange loss of $85.4 million related to unrealized foreign currency transactions on Euro denominated debt recorded in non U.S. dollar currencies and unrealized foreign currency translations recorded on intercompany loans that are denominated in other currencies than the U.S. dollar.

(6)

Reflects other adjustments required in calculating our covenant compliance under the indentures governing our notes, primarily $1.3 million of minority interest expense, $7.4 million of severance and relocation costs and $0.6 million of franchise taxes in selling, general and administrative expenses. However, minority interest expense does not represent EBITDA available to us and we expect to incur severance and relocation costs and franchise taxes in the future.

(7)	Represents amount of sponsor advisory fee. See Note 10 of the unaudited Consolidated Financial Statements.

(8)	Reflects the elimination of $0.1 million of losses from one of our businesses which we sold on March 9, 2007.

(9)

Reflects cost savings that we estimate we have achieved from our restructuring of $0.7 million from headcount reductions during fiscal year 2008. However, there is no guarantee we will be able to continue to achieve this level of cost savings.

Interest Risk Management

A portion of the debt used to finance our operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of December 31, 2008 is to interest rate fluctuations in the United States and Europe, especially LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with our floating LIBOR rate debt were designated as effective cash flow hedges. Derivatives used to manage the risk associated with our floating EURIBOR and TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt are not designated as effective cash flow hedges for financial reporting purposes.

Currency Risk Management

Periodically we may utilize forward currency exchange contracts to manage our exposures to the variability of cash flows primarily related to the foreign exchange rate changes of future foreign currency transaction costs. In addition, we may utilize foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities. Currently, we do not utilize foreign currency exchange contracts. We expect to continue to evaluate hedging opportunities for foreign currency in the future.

Contractual Obligations

There have been no material changes outside the ordinary course of business since June 30, 2008 with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any undisclosed off-balance sheet arrangements as of December 31, 2008.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation and because of the identification of the material weakness in the Company’s internal control over financial reporting previously described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and below, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of December 31 2008. See Exhibits 31.1 and 31.2 for the Certification Statements issued by our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer.

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

Remediation of Current Material Weakness

The Company is actively implementing a remediation plan to address the material weakness in the controls over the financial reporting oversight process, including enhancements to controls associated with the handling of complex accounting matters and specifically the proper implementation of SFAS 133. The components of this remediation plan, once implemented, are intended to ensure that the key controls over the financial reporting oversight process, which includes the implementation of SFAS 133, are operating effectively and are sustainable. These components include assigning dedicated and experienced technical resources at the Company with the responsibility of strengthening corporate oversight over financial reporting and enhancing controls associated with complex accounting matters. Since June 30, 2008, the Company has taken the following actions:

•	hired an experienced, public company Controller;

•	migrated the execution of quarterly balance sheet reviews to our internal audit function; and

•	reorganized the corporate accounting function and improved internal review processes

Management continues to assign a high priority to its remediation efforts in this area, with the goal of remediating this material weakness. The status of remediation of the material weakness will be reviewed with the Audit Committee, which will be advised of issues encountered and key decisions reached by management relating to the remediation efforts.

Effective October 1, 2008, the Company has analyzed its net investment in its Euro-denominated subsidiaries and completed the related documentation as required by SFAS 133 in connection with its senior subordinated notes and Euro-denominated term loan to designate as effective economic hedges of its net investment in its Euro-denominated subsidiaries. As such, the Company will prospectively record non-cash, unrealized foreign currency transaction gains and losses relating to its senior subordinated notes and Euro-denominated term loan to Accumulated other comprehensive income/(loss) on the Company’s Consolidated Balance Sheet for the portion, if any, that qualifies as an effective economic hedge of the Company’s net investment in its Euro-denominated subsidiaries. For the portion, if any, that is determined to be ineffective as a hedge, the Company will record non-cash, unrealized foreign currency transaction gains and losses in determining Net loss on the Company’s Statement of Operations on a prospective basis. For the quarter ended December 31, 2008, all non-cash, unrealized foreign currency transaction gains and losses relating to its senior subordinated notes and Euro-denominated term loan were recorded within Accumulated other comprehensive income/(loss) on the Company’s Consolidated Balance Sheet.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Matters

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits, now totaling thirty-one in number, filed by a variety of plaintiffs purportedly injured by their use of the prescription acne medication Amnesteem® (a generic form of isotretinoin). Plaintiffs allege that they suffer from inflammatory bowel disease as a result of their ingestion of Amnesteem®.

Two single plaintiff lawsuits involving Amnesteem® use only were filed in the Court of Common Pleas, Washington, County, Pennsylvania. A third was filed in the General Court of Justice, Superior Court Division, Durham County, NC, but removed successfully to the United States District Court for the Middle District of North Carolina, Durham Division. Pursuant to a tolling agreement, the case had been dismissed without prejudice pending the outcome of the Eleventh Circuit Court of Appeals’ review of the decision of the Accutane® federal Multi-District Litigation (MDL) Court to exclude plaintiff’s causation expert. On August 26, 2008, the Eleventh Circuit affirmed the exclusion of plaintiff’s general causation expert, and a subsequent petition for rehearing was denied. Plaintiffs have now re-filed the case in the Middle District of North Carolina.

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

Twenty five lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by single plaintiffs who claim to have ingested not only Amnesteem®, but also one or more other forms of isotretinoin including Accutane® and/or Claravis®. Fourteen of those cases involve the use of Accutane® and one or more generic forms of isotretinoin. Those cases include one or more Roche entities as defendants and have been filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all New Jersey Accutane® lawsuits. The remaining eleven cases do not involve the use of Accutane® but involve the use of one or more other forms of isotretinoin. These cases were filed in the same New Jersey state court but are not officially part of the Accutane mass tort. The two remanded federal court cases mentioned above are part of the non-mass tort group of eleven cases. The non-mass tort, generic-only cases have been consolidated for discovery purposes but not for trial. All twenty-five of the cases, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name the pertinent additional pharmaceutical companies involved based on various forms of isotretinoin allegedly ingested.

Two additional single plaintiff lawsuits appearing to involve Amnesteem use only were filed in the Superior Court of California, County of Los Angeles. The first suit, which has been pending for some time, was initially filed against Roche entities until it was discovered that plaintiff ingested Amnesteem rather than Accutane. Several pharmaceutical companies were then added to the lawsuit, and subsequently, the Company was added to the lawsuit in October 2008. The lawsuit sets forth the usual array of product liability claims as permitted by California law including negligence, strict liability, breach of express warranty and breach of implied warranty and seeks an unspecified amount of compensatory damages in excess of $25,000. It also included a medical malpractice claim against certain treating physicians. The same plaintiff then filed the same lawsuit against the Company a second time in the same court but this time without the claims against the doctors. The Company removed the case to the United States District Court for the Central District of California and is currently attempting to get the first case stayed. Neither case is currently set for trial.

One additional single plaintiff lawsuit appearing to involve Amnesteem use only was served on the Company in February 2009 in the District Court of Bowie County, Texas. The lawsuit sets forth the usual array of product liability claims as permitted by Texas law. The company is considering the possibility of removing the case to federal court in Texas.

Although expressed in various terms, generally speaking, all thirty-one of these lawsuits set forth some or all of the standard array of product liability claims including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

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

The Company intends to cooperate fully with the FDA in response to the Warning Letter and has been and continues to be regularly briefing the FDA on the corrective actions that have been and will be implemented at the facility in order to address the issues raised in the Warning Letter. While the Company is currently under no restrictions by the FDA regarding the commercial operations at the North Raleigh site, the Company is unable to determine precisely the short-term economic impact of instituting the required corrective actions and there can be no assurance that the FDA will not take further action if the necessary corrective actions are not completed on a timely basis. Until all corrective actions required under the Warning Letter have been taken, the FDA will not consider new commercial products for approval at the North Raleigh site. As of December 31, 2008, management’s corrective actions are pending FDA review.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits:

10.1	First Amendment to the Catalent Pharma Solutions, LLC Deferred Compensation Plan, dated as of December 29, 2008 *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date: February 17, 2009	By:	/s/ George L. Fotiades
George L. Fotiades President & Chief Executive Officer

Date: February 17, 2009	By:	/s/ Matthew M. Walsh
Matthew M. Walsh Senior Vice President & Chief Financial Officer