Form 10-Q
period 2009-03-31
Catalent Pharma Solutions, Inc.
filed 2009-05-15
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

(Registrant’s telephone number, including area code) (732) 537-6200

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 11, 2009, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

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

•	certain liabilities in connection with our pension plans;

•	the recent financial crisis and current uncertainty in global economic conditions;

•	conflicts of interest with our controlling investors; and

•	one material weakness in our internal controls over financial reporting.

We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions)

Unaudited

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Net revenue	$418.0	$451.6	$1,229.6	$1,347.6
Cost of products sold	301.5	335.4	917.2	1,013.2

Gross margin	116.5	116.2	312.4	334.4
Selling, general and administrative expenses	73.0	80.0	222.7	237.9
Impairment charges and loss/(gain) on sale of assets	192.6	(0.1)	192.5	—
Restructuring and other special items	7.7	7.4	12.3	20.7

Operating earnings	(156.8)	28.9	(115.1)	75.8
Interest expense, net	42.0	51.7	140.2	153.0
Other (income)/expense, net	(9.5)	68.1	10.7	150.2

Loss from continuing operations before income taxes and minority interest	(189.3)	(90.9)	(266.0)	(227.4)
Income tax expense/(benefit)	3.8	(22.3)	3.4	(87.3)
Minority interest (income)/expense, net of tax of $0.1 million, $1.0 million, $0.1 million and $0.5 million, respectively	0.8	1.2	(1.1)	1.5

Loss from continuing operations	(193.9)	(69.8)	(268.3)	(141.6)
Loss from discontinued operations, net of tax expense/(benefit) of $4.5 million, $(3.5) million, $0.8 million and $3.6 million, respectively	(12.6)	—	(22.4)	(10.1)

Net loss	$(206.5)	$(69.8)	$(290.7)	$(151.7)

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except shares)

Unaudited

	March 31, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$133.2	$72.4
Trade receivables, net	244.1	307.9
Inventories, net	184.7	210.7
Prepaid expenses and other	60.3	74.3
Assets held for sale	16.7	21.0

Total current assets	639.0	686.3
Property and equipment, net	785.2	938.2
Other assets:
Goodwill	1,032.4	1,291.3
Other intangibles, net	385.5	518.0
Other	72.7	72.5

Total assets	$2,914.8	$3,506.3

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$102.0	$29.2
Accounts payable	113.1	138.7
Other accrued liabilities	185.4	164.3
Liabilities held for sale	8.0	3.7

Total current liabilities	408.5	335.9
Long-term obligations, less current portion	2,261.3	2,382.3
Pension liability	71.8	80.5
Deferred income taxes	86.6	71.1
Other liabilities .	31.3	47.6
Commitments and contingencies (see Note 13)
Shareholder’s equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—
Additional paid in capital	1,073.9	1,072.6
Accumulated deficit	(980.7)	(690.0)
Accumulated other comprehensive (loss) income	(37.9)	206.3

Total shareholder’s equity	55.3	588.9

Total liabilities and shareholder’s equity	$2,914.8	$3,506.3

The accompanying notes are an integral part of these consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholder’s Equity

(in millions)

Unaudited

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Shareholder’s Equity
Balance at June 30, 2008	$—	$1,072.6	$(690.0)	$206.3	$588.9
Equity (redemptions) contributions, net		(1.3)			(1.3)
Comprehensive loss:
Net loss			(290.7)
Foreign currency translation adjustments, net of tax				(236.0)
Change in unrealized gain/(loss) on derivatives, net of tax				(8.2)

Total comprehensive loss					(534.9)
Equity compensation		2.6			2.6

Balance at March 31, 2009	$—	$1,073.9	$(980.7)	$(37.9)	$55.3

The accompanying notes are an integral part of this consolidated financial statement

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

Unaudited

	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(290.7)	$(151.7)
Loss from discontinued operations	(22.4)	(10.1)

Loss from continuing operations	(268.3)	(141.6)
Adjustments to reconcile loss from continued operations to net cash from operations
Depreciation and amortization	104.1	122.5
Unrealized foreign currency transaction (gains)/ losses, net	(5.8)	121.4
Amortization of debt financing costs	7.2	6.0
Gain on repurchase of long-term obligations	—	(3.8)
Asset impairments and (gain)/loss on sale of assets	192.5	0.4
Equity compensation	2.6	7.0
Benefit for deferred income taxes	(9.7)	(116.7)
Provisions for bad debts and inventory	9.5	11.3
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	31.9	33.6
Decrease/(increase) in inventories	(10.7)	9.1
(Decrease)/increase in accounts payable	(8.4)	(3.4)
Other accrued liabilities and operating items, net	29.6	(17.8)

Net cash provided by operating activities from continuing operations	74.5	28.0

Net cash provided by (used in) operating activities from discontinued operations	3.5	(5.4)

Net cash provided by operating activities	78.0	22.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	1.9	0.4
Additions to property and equipment	(51.2)	(56.9)

Net cash used in investing activities from continuing operations	(49.3)	(56.5)
Net cash used in investing activities from discontinuing operations	(2.3)	(1.0)

Net cash used in investing activities	(51.6)	(57.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	72.9	(1.7)
Reduction of long-term obligations	(17.1)	(29.7)
Equity (redemption) contribution	(1.3)	14.5

Net cash provided by (used in) financing activities from continuing operations	54.5	(16.9)

Net cash used in financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	54.5	(16.9)

Effect of foreign currency on cash	(20.1)	37.9
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	60.8	(13.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	72.4	82.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$133.2	$68.8

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$112.2	$127.4
Taxes paid	$15.3	$15.4

The accompanying notes are an integral part of these consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in millions, except shares)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Catalent Pharma Solutions, Inc. (“Catalent”, the “Company”) is a direct wholly-owned subsidiary of PTS Intermediate Holdings LLC (“Intermediate Holdings”). Intermediate Holdings is a direct, wholly-owned subsidiary of PTS Holdings Corp. (“Parent”), and Parent is 100% owned by Phoenix Charter LLC (“Phoenix”) and certain members of the Company’s senior management. Phoenix is wholly-owned by BHP PTS Holdings L.L.C., an entity controlled by affiliates of The Blackstone Group (“Blackstone”), a global private investment and advisory firm.

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

The accompanying consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated and combined financial statements and related notes contained in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2008. In the opinion of management, all adjustments necessary for a fair presentation have been included. Except as disclosed elsewhere in this interim report, all adjustments are of normal recurring nature. The results reported in these consolidated financial statements should not be taken as indicative of results that may be expected for the entire year.

These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries. All inter-company transactions have been eliminated. Certain items have been reclassified in the Company’s consolidated financial statements to conform to the current period presentation.

As of October 1, 2008, the Company designated its Euro-denominated senior subordinated notes and Euro-denominated term loan (“Euro-denominated debt”) as an effective economic hedge of the Company’s net investment in its Euro-denominated subsidiaries and thus, recorded unrealized gains of $52.7 million related to foreign currency transactions within Accumulated Other Comprehensive Income (Loss) on the balance sheet at March 31, 2009. Prior to the second quarter of fiscal 2009, unrealized foreign currency gains and losses on our Euro-denominated debt were recorded within other (income)/expense in our Consolidated Statements of Operations.

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

Goodwill

The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize and comparative market information. Goodwill and other indefinite-lived intangible assets are tested for impairment and written down to fair value, in accordance with SFAS No. 142. The Company’s impairment analysis is primarily based on a discounted cash flow analysis and incorporates assumptions that it believes marketplace participants would utilize. The discount rate used for impairment testing is based on the risk-free rate plus an adjustment for market and company-specific risk factors. The use of alternative estimates, or adjusting the discount rate used could affect the estimated fair value of the assets and potentially result in more or less impairment. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company has elected to perform its annual impairment analysis during its fourth fiscal quarter 2009. During fiscal 2009, as a result of its interim impairment analyses, the Company recorded impairment changes related to goodwill. See Note 4 to the unaudited Consolidated Financial Statements for further discussion.

Property and Equipment and Other Definite Lived Intangible Assets

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Statements of Operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arms length transactions. As a result of recording the goodwill impairment in fiscal 2009, the Company completed the required review of property and equipment and other definite lived intangible assets under SFAS No. 144 for recoverability and recorded impairment charges to other definite-lived intangible assets and property and equipment. See Note 5 and Note 14 to the unaudited Consolidated Financial Statements for further discussion.

Accounting Policy for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), amends and expands the disclosure requirements of FASB Statement No. 133 (SFAS No. 133) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133.

Recent Financial Accounting Standards

During the first quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” the Company delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities to July 1, 2009. This statement was adopted in the first quarter of fiscal 2009 except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. In April 2009, the FASB issued SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (SFAS 157-4). SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company is in the process of determining the impact of adopting this Statement. See Note 2 for more details.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP No. FAS 142-3), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, companies estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The Company is in the process of determining the impact of adopting this Statement.

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

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 is an amendment of Accounting Research Bulletin (“ARB”) No. 51 and was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and that a parent company must recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the potential impact on its statement of financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations. See Note 2 Fair Value Measurement for more information.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC approval of Public Company Accounting Oversight Board

(“PCAOB”) amendments to AU Section 411, “The Meaning of Presenting Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate that SFAS No. 162 will have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2008, the Emerging Issues Task Force issued Issue 08-6 (EITF 08-06), “Equity Method Investment Accounting Considerations.” This Issue addresses the impact that SFAS 141(R) and SFAS 160 might have on the accounting for equity method investments including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated. The Issue is to be implemented prospectively and is effective for fiscal years beginning after December 15, 2008. The Company is in the process of determining the impact of adopting this statement.

In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements.” EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 will be effective for our Company on July 1, 2009. The Company is in the process of determining the impact of adopting this statement.

In April 2009, the FASB issued FASB Staff Position Statement of Financial Accounting Standards No. 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 increases the frequency of the disclosures about fair value with the objective of improving the transparency and quality of information provided to users of financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is in the process of determining the impact of adopting this statement.

2.	FAIR VALUE MEASUREMENTS

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ending March 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of March 31, 2009, the Company had two outstanding interest rate derivatives with a combined $460.0 million notional that were designated as cash flow hedges of interest rate risk. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $19.1 million will be reclassified as an increase to interest expense.

Non-designated Hedges of Interest Rate Risk

Derivatives not designated as hedges are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of SFAS 133. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of March 31, 2009, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	2	€355,000,000
Interest Rate Swaps	1	¥2,975,000,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2009.

	Fair Values of Derivative Instruments
	Asset Derivatives As of March 31, 2009		Liability Derivatives As of March 31, 2009
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest Rate Swaps	Other assets	$—	Other accrued liabilities	$21.3
Total derivatives designated as hedging instruments under SFAS 133		$—		$21.3
Derivatives not designated as hedging instruments under SFAS 133:
Interest Rate Swaps	Other assets	$—	Other accrued liabilities	$9.5
Total derivatives not designated as hedging instruments under SFAS 133		$—		$9.5

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the three and nine months ending March 31, 2009.

(in millions)	The Effect of Derivative Instruments on the Statement of Earnings for the Three and Nine Months Ended March 31, 2009
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion), net of tax	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months:
Interest Rate Swaps	$(5.8)	Interest expense, net	$(4.4)	Other income/expense	$—
Nine months:
Interest Rate Swaps	$(17.9)	Interest expense	$(9.1)	Other income/expense	$—

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Three months:
Interest Rate Swaps	Other income/expense	$(5.2)
Nine months:
Interest Rate Swaps	Other income/expense	$(11.5)

The Company adopted SFAS No. 157 during the first quarter of fiscal 2009, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The statement establishes a three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described in the table below with level 1 having the highest priority and level 3 having the lowest.

Fair value under SFAS No. 157 is principally applied to financial assets and liabilities such as derivative instruments consisting of interest rate swaps. The following table provides a summary of financial assets and liabilities that are measured at fair value as of March 31, 2009:

	Fair Value Measurements using
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)
Assets
Interest rate swaps	$—	$—	$—	$—

Liabilities
Interest rate swaps	$30.8	$—	$30.8	$—

(a)	Level 1 – Based on quoted market prices in active markets.

(b)	Level 2 – Based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(c)	Level 3 – Based on unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The Company uses interest rate swaps to manage interest rates on its variable rate long term debt obligations. The carrying amounts of cash and equivalents, trade receivables, inventories, accounts payable, and other assets and accrued liabilities at March 31, 2009 approximate their fair value because of the short term maturity of these items.

3.	DISCONTINUED OPERATIONS

On March 30, 2009, the Company sold its Osny, France facility to Bavaria Industriekapital AG, a German industrial holding company and realized a loss of $32.3 million, primarily includes a prior fiscal year write-down of $27.3 million. In addition, the Company continues to explore its options to divest its facility based in North Raleigh, North Carolina. North Raleigh is classified as held for sale on the Company’s balance sheet and included in discontinued operations on the Company’s Consolidated Statement of Operations and Cash Flows for all periods presented. Also included in the Consolidated Statement of Operations for the three and nine months ended March 31, 2008 are the results of the Company’s former facility based in Albuquerque, New Mexico, which was sold May 19, 2008. Summarized Consolidated Statements of Operations data for these discontinued operations are as follows:

(in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Net revenue	$5.2	$28.3	$22.3	$80.2

Loss before income taxes	(8.1)	(3.5)	(23.2)	(13.7)
Income tax expense/(benefit)	4.5	(3.5)	(0.8)	(3.6)

Loss from discontinued operations, net of tax	$(12.6)	$—	$(22.4)	$(10.1)

Summarized balance sheet data for discontinued operations are as follows:

(in millions)	March 31, 2009	June 30, 2008
Assets held for sale
Current assets	$3.7	$7.0
Property and equipment	13.0	14.0

Total assets held for sale	$16.7	$21.0

Liabilities held for sale
Current liabilities	$8.0	$3.7
Other liabilities	—	—

Total liabilities held for sale	$8.0	$3.7

4.	GOODWILL

The following table summarizes the changes between June 30, 2008 and March 31, 2009 in the carrying amount of goodwill by reporting segment and total:

(in millions)	Oral Technologies	Sterile Technologies	Packaging Services	Total
Balance at June 30, 2008	$956.6	$205.0	$129.7	$1,291.3
Foreign currency translation adjustments	(137.0)	—	(11.8)	(148.8)
Impairments	—	(46.7)	(63.4)	(110.1)

Balance at March 31, 2009	$819.6	$158.3	$54.5	$1,032.4

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

During the fourth quarter of fiscal 2008, this evaluation resulted in a non-cash charge to goodwill impairment of $239.0 million within the Packaging Services reporting unit as a result of the implied fair value being less than the carrying value of its goodwill. The impairment charge taken in the fourth quarter of fiscal year 2008 effectively aligned the reporting unit’s book value with its fair value and therefore any decline in the reporting unit’s fair value would potentially result in further impairment of its goodwill. Given the current economic environment which impacts market multiples and declining revenue and cash flows in the Packaging Services reporting unit, the Company concluded that potential goodwill impairment indicators existed as of December 31, 2008. As a result, the Company performed an interim goodwill impairment analysis as of December 31, 2008 in accordance with SFAS 142. The Company’s initial impairment analysis under step one of SFAS 142 indicated that the carrying value of the net assets of the Packaging Services reporting unit exceeded its estimated fair value. As a result, the Company was required to complete the goodwill impairment test under step two of SFAS 142 to determine the amount, if any, of goodwill impairment charges to be recorded by the Company. In addition, the economic environment and cash flows in the Packaging Services reporting unit continued to deteriorate during the third quarter ended March 31, 2009, yielding further indications of goodwill impairment. Step two of SFAS 142 required the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill.

Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying value of the Packaging Services reporting unit exceeded the estimated fair value, at December 31, 2008 and March 31, 2009. As a result, the Company has identified a partial impairment of goodwill and recorded a non-cash charge of $54.9 million and $8.5 million related to the December 31, 2008 and March 31, 2009 impairment tests, respectively, in the March 31, 2009 Consolidated Statements of Operations. In addition, during the three months ended March 31, 2009, the Company evaluated the Blow-Fill-Seal reporting unit within the Sterile Technologies segment and concluded that its carrying value exceeds the fair value and recorded a partial goodwill impairment of $46.7 million. The impairment losses relate primarily to the deteriorating global economic conditions and the respective projected cash flows of the Packaging Services and Sterile Blow-Fill-Seal reporting units. Impairment charges are recorded within the Consolidated Statements of Operations as Impairment charges and (gain)/loss on sale of asset.

5.	OTHER INTANGIBLE ASSETS

Other intangible assets with definite lives are being amortized using the straight-line method over periods that range from twelve to twenty years. The details of other intangible assets subject to amortization by class as of March 31, 2009 and June 30, 2008, are as follows:

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
March 31, 2009
Amortizable intangibles:
Core technology	20.0 years	$138.7	$(14.0)	$124.7
Customer relationships	12.0 years	98.8	(24.0)	74.8
Product relationships	12.0 years	223.3	(37.3)	186.0

Total amortizable intangible assets		$460.8	$(75.3)	$385.5

June 30, 2008
Amortizable intangibles:
Core technology	20.0 years	$163.6	$(9.7)	$153.9
Customer relationships	12.0 years	143.5	(15.3)	128.2
Product relationships	12.0 years	262.3	(26.4)	235.9

Total amortizable intangible assets		$569.4	$(51.4)	$518.0

Amortization expense for the three and nine months ended March 31, 2009 was approximately $10.6 million and $30.2 million, respectively and for the three and nine months ended March 31, 2008, was approximately $10.9 million and $31.5 million, respectively. Amortization expense is estimated to be:

(in millions)	Remainder fiscal 2009	fiscal 2010	fiscal 2011	fiscal 2012	fiscal 2013
Amortization expense	$8.1	$32.5	$32.5	$32.5	$32.5

In conjunction with the goodwill impairment identified in the third quarter of fiscal 2009, the Company completed its review of the impairment of other definite-lived intangible assets under SFAS No. 144 within the Packaging Services segment for recoverability and recorded a non-cash charge to other definite lived intangible assets impairments of $3.3 million on the Statement of Operations within the Packaging Services segment relating to customer relationship intangible assets. In addition, during three months ended March 31, 2009, the Company made a determination that certain other definite-lived intangible assets within the Sterile Technologies segment had become impaired as a result of unfavorable business performance during fiscal 2009. The Company performed an evaluation of these assets, which resulted in an impairment charge to other definite-lived intangible assets of $38.2 million on the Consolidated Statements of Operations. Impairment charges are recorded within the Consolidated Statements of Operations as Impairment charges and loss/(gain) on sale of asset.

6.	RESTRUCTURING AND OTHER SPECIAL ITEMS

The Company plans to close the Pennsauken printing facility by August 30, 2009 and transition existing services to Moorestown, New Jersey. In addition, the Company plans to expand its capabilities by investing in additional technology and equipment at Moorestown to develop and offer new services to our customers. The Company estimates approximately $1.0 million in employee-related restructuring charges which will be recognized over the period of March 2009 through July 2009. In addition, the Company recorded an estimate of asset impairment charges of $1.2 million during the three and nine months ended March 31, 2009.

During the third quarter and nine months ended March 31, 2009, the Company recorded $7.7 million and $12.3 million, respectively, in charges to restructuring and other special items on the Consolidated Statements of Operations primarily relating to the elimination of full time positions. In addition, the Company also retains a lease for a closed facility based in Nexus, San Diego through November 2012.

7.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following at March 31, 2009 and June 30, 2008:

(in millions)	Maturity	March 2009	June 2008
Senior Secured Credit Facilities
Term loan facility Dollar-denominated	April 2014	$1,041.5	$1,049.4
Term loan facility Euro-denominated	April 2014	351.4	412.8
9 1/2% Senior Toggle notes	April 2015	565.0	565.0
9 3/4% Senior subordinated Euro-denominated notes	April 2017	290.9	339.1
Revolving credit agreement	April 2013	79.0	—
Other obligations		35.5	45.2

Total		2,363.3	2,411.5
Less: current portion and other short-term borrowings		102.0	29.2

Long-term obligations, less current portion short-term borrowings		$2,261.3	$2,382.3

The Company has the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its Senior Toggle Notes in lieu of making cash interest payments. While the Company has sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company is elected to do so for the October 15, 2009 interest payment date as an efficient and cost-effective method to further enhance liquidity, in light of the substantial dislocation in the financial markets. The Company must make an election regarding whether subsequent interest payments will be made entirely in cash, entirely through PIK Interest or 50% in cash and 50% in PIK interest not later than the start of the applicable interest period.

As a result, on April 6, 2009, the Company delivered notice to The Bank of New York Mellon (formerly known as The Bank of New York), in its capacity as trustee under the indenture for the Company’s outstanding Senior Toggle Notes that, with respect to the interest that will be due on such notes on the October 15, 2009 interest payment date, the Company will make such interest payment by using the PIK feature of the Senior Toggle Notes at the PIK interest rate of 10.25% instead of paying interest in cash. The entirely PIK interest election is now the default election for future interest periods unless the Company elects otherwise prior to the beginning of any future interest period.

The Company also uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of March 31, 2009, the Company has five interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans due in April 2014. These agreements include two U.S, two Euro-denominated and one Yen-denominated interest rate swap agreements.

On March 26, 2009, the Company executed a new Euro swap agreement, which will be effective June 30, 2010. The Company intends to enter into other interest rate swap agreements to replace its current contracts with termination dates of June 30, 2010. The current Euro and Japanese Yen interest rate swaps are classified as effective but not designated for hedge accounting and are included in the Consolidated Statements of Operations as Other (Income)/Expense. Conversely, unrealized gains/losses on the U.S. Dollar interest rate swaps are designated as effective hedges and are included in Accumulated Other Comprehensive Income/(Loss) and the corresponding payables are included in other current liabilities in our Consolidated Balance Sheet.

8.	INCOME TAXES

The Company’s provision for income taxes relative to earnings/(loss) from continuing operations before income taxes and minority interest was an expense of 1.3% for the nine months ended March 31, 2009, as compared to a benefit of 36.5% for the nine months ended March 31, 2008. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Germany, U.K. and France. The provision for the nine months ended March 31, 2009 includes a favorable adjustment as a result of the release of a valuation allowance of $8.4 million related to the Company’s deferred tax assets in a foreign jurisdiction. With few exceptions, the Company is no longer subject to non-U.S. income tax examinations for years prior to 2001. Under the terms of the Purchase Agreement related to the Acquisition, the Company is indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification covers, among other taxes, any and all Federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of March 31, 2009, approximately $4.7 million of unrecognized tax benefits and related interest was subject to indemnification by Cardinal.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) which is an interpretation of SFAS No. 109, “Accounting for Income Taxes”. FIN 48, clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company adopted the provisions of FIN 48 on July 1, 2007. As a result, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of March 31, 2009, the Company had a total of $16.3 million of unrecognized tax benefits. Of this amount, $14.5 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expenses. As of March 31, 2009, the Company has approximately $0.8 million of accrued interest related to uncertain tax positions.

9.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of the Company’s net periodic benefit costs are as follows:

(in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Components of net periodic benefit cost:
Service cost	$0.5	$0.5	$1.5	$1.6
Interest cost	3.2	3.5	10.3	10.6
Expected return on plan assets	(2.1)	(3.0)	(6.9)	(9.1)
Amortization (1)	(0.2)	—	(0.6)	—

Net amount recognized	$1.4	$1.0	$4.3	$3.1

(1)	Amount represents the amortization of unrecognized actuarial gains.

10.	RELATED PARTY TRANSACTIONS

Advisor Transaction and Management Fees - In connection with the Acquisition, the Company entered into a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investor’s investment in Phoenix.

The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the three and nine months ended March 31, 2009, $2.5 million and $7.5 million, respectively, of this accrued fee was expensed in selling, general and administrative expenses in the Consolidated Statements of Operations. Included in Prepaid Expenses and Other on the Company’s balance sheet at March 31, 2009 was $2.5 million in prepaid advisory fees.

11.	COMPREHENSIVE INCOME/(LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) for the three and nine months ended March 31, 2009 and 2008 consist of the following:

(in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Net loss	$(206.5)	$(69.8)	$(290.7)	$(151.7)
Foreign currency translation adjustments	(24.1)	121.1	(236.0)	194.7
Change in unrealized gain/(loss) on derivatives	(0.8)	(1.8)	(8.2)	(18.6)

Total comprehensive (loss)/gain	$(231.4)	$49.5	$(534.9)	$24.4

12.	EQUITY BASED COMPENSATION

The Company has an equity-based compensation plan outstanding as of March 31, 2009. The plan is described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. The following table summarizes the impact of the equity-based compensation recorded in the Company’s Statement of Operations:

(in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Stock compensation expense in selling, general and administrative	$0.3	$3.0	$2.6	$7.0

The activity of the equity-based compensation program for the nine months ended March 31, 2009 is presented below:

(in dollars)	Weighted Average Exercise Price	Time Based Awards	Performance Based Awards	Market Based Awards	Time Based Awards
		Number of Shares	Number of Shares	Number of Shares	Number of Units
Balance at June 30, 2008	$1,000	23,125	22,348	22,353	—
Granted	$1,000	8,498	1,006	8,496	2,000
Exercised	—	—	—	—	—
Forfeited	$1,000	(6,482)	(6,699)	(6,701)	—

Balance at March 31, 2009		25,141	16,655	24,148	2,000

In addition to nonqualified stock options issued, the Company’s Board of Directors granted 2,000 Restricted Stock Units (the “RSU”) with respect to compensation for a participant to receive shares of common stock equal to the units vested upon settlement during the three and nine months ended March 31, 2009. Pursuant to the terms of the Restricted Stock Unit Agreement, in general, the units vest in the same manner as the time-vesting portion of the options previously granted under the 2007 Plan.

13.	COMMITMENTS AND CONTINGENCIES

The Company, along with several pharmaceutical companies, is involved in forty-five (45) product liability lawsuits relating to Amnesteem® (isotretinoin), a product manufactured by us. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

From time to time the Company may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects, and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant. The Company intends to vigorously defend ourselves against such other litigation and do not currently believe that the outcome of any such other litigation will have a material adverse effect on our financial statements.

14.	PROPERTY AND EQUIPMENT IMPAIRMENT CHARGES

During the three months ended March 31, 2009, the Company completed an interim goodwill impairment assessment under SFAS No. 142, which resulted in a non-cash charge to goodwill impairment on the Consolidated Statements of Operations. In conjunction with the goodwill impairment, the Company completed the required review of long-lived assets under SFAS 144 within the Packaging Services segment to test for recoverability and recorded a non-cash charge of $21.1 million. In addition, during third quarter ended March 31, 2009, the Company made a determination that certain property and equipment within the Sterile Technologies segment had become impaired. The Company performed an evaluation of these long-lived assets, which resulted in a total $24.9 million non-cash impairment charge to property and equipment impairment on the Consolidated Statements of Operations. Impairment charges are recorded within the Consolidated Statements of Operations as impairment charges and gain/(loss) on sale of assets.

15.	SEGMENT INFORMATION

The Company conducts its business within the following three segments: Oral Technologies, Sterile Technologies and Packaging Services. The Company evaluates the performance of its segments based on segment earnings before minority interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”). EBITDA is defined as consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense and depreciation and amortization. The Company’s presentation of Segment EBITDA and EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables include net revenue and EBITDA during the three and nine months ended March 31, 2009:

(in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Oral Technologies
Net revenue	$244.4	$261.5	$703.2	$753.6
Segment EBITDA	58.8	62.5	153.4	162.4
Sterile Technologies
Net revenue	74.4	75.6	216.7	215.7
Segment EBITDA	7.4	10.7	22.4	25.9
Packaging Services
Net revenue	112.3	125.3	346.6	410.7
Segment EBITDA	7.4	11.4	22.6	51.9
Inter-segment revenue elimination	(13.1)	(10.8)	(36.9)	(32.4)
Unallocated Costs(1)	(193.6)	(83.0)	(219.0)	(193.6)
Combined Total
Net revenue	418.0	451.6	1,229.6	1,347.6
EBITDA from continuing operations	$(120.0)	$1.6	$(20.6)	$46.6

(1)	Unallocated costs include special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Impairment charges and gain/(loss) on sale of assets	$(192.6)	$0.1	$(192.5)	$	__
Equity compensation	(0.3)	(3.1)	(2.6)		(7.0)
Restructuring and other special items	(7.7)	(7.4)	(12.3)		(20.7)
Sponsor advisory fee	(2.5)	(2.5)	(7.5)		(7.5)
Minority interest, net	(0.8)	(1.2)	1.1		(1.5)
Other income (expense), net	9.5	(68.1)	(10.7)		(150.2)
Non-allocated corporate costs, net	0.8	(0.8)	5.5		(6.7)

Total unallocated costs	$(193.6)	$(83.0)	$(219.0)		$(193.6)

Provided below is a reconciliation of loss from continuing operations to EBITDA:

(in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Loss from continuing operations	$(193.9)	$(69.8)	$(268.3)	$(141.6)
Depreciation and amortization	28.1	42.0	104.1	122.5
Interest expense, net	42.0	51.7	140.2	153.0
Income tax expense/(benefit)	3.8	(22.3)	3.4	(87.3)

EBITDA	$(120.0)	$1.6	$(20.6)	$46.6

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(in millions)	March 31, 2009	June 30, 2008
Assets
Oral Technologies	$2,099.9	$2,425.2
Sterile Technologies	469.7	646.7
Packaging Services	567.4	710.4
Corporate and eliminations	(238.9)	(297.0)
Assets held for sale	16.7	21.0

Total assets	$2,914.8	$3,506.3

16.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at March 31, 2009 and June 30, 2008, are detailed in the following tables.

Inventories

Work-in-process and finished goods inventories include raw materials, labor and overhead. Inventories consisted of the following:

(in millions)	March 31, 2009	June 30, 2008
Raw materials and supplies	$112.3	$127.8
Work-in-process	27.4	27.7
Finished goods	62.0	73.0

Total inventory, gross	201.7	228.5
Inventory reserves	(17.0)	(17.8)

Total inventory, net	$184.7	$210.7

Prepaid and other assets

Prepaid and other assets consisted of the following:

(in millions)	March 31, 2009	June 30, 2008
Prepaid expenses	$14.2	$22.5
Spare parts supplies	10.2	14.5
Deferred taxes	14.5	10.9
Other current assets	21.4	26.4

Total prepaid and other assets	$60.3	$74.3

Property and equipment

Property and equipment consisted of the following:

(in millions)	March 31, 2009	June 30, 2008
Land, buildings and improvements	$381.9	$435.7
Machinery and equipment	505.2	608.1
Furniture and fixtures	11.3	13.8
Construction in progress	59.8	52.3

Property and equipment, at cost	958.2	1,109.9
Accumulated depreciation	(173.0)	(171.7)

Property and equipment, net	$785.2	$938.2

Other assets

Other assets consisted of the following:

(in millions)	March 31, 2009	June 30, 2008
Deferred long term debt financing costs	$53.8	$60.9
Deferred taxes	9.6	4.1
Other	9.3	7.5

Total other assets	$72.7	$72.5

Other accrued liabilities

Other accrued liabilities consisted of the following:

(in millions)	March 31, 2009	June 30, 2008
Accrued employee-related expenses	$60.1	$66.8
Restructuring accrual	2.9	4.3
Deferred income tax	3.2	3.2
Accrued interest	39.0	18.1
Interest rate swaps	30.8	14.2
Other accrued liabilities and expenses	49.4	57.7

Total other accrued liabilities	$185.4	$164.3

17.	SUBSEQUENT EVENTS

On April 16, 2009, the Company executed a new U.S. term interest rate forward starting swap agreement with a $460.0 million notional value, which will be effective June 30, 2010 and will terminate on April 10, 2013. The new U.S. term swap will replace the current U.S. term swap contracts with termination dates of June 30, 2010.

18.	GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS

All obligations under the senior secured credit agreement, the Senior Toggle Notes and the Senior Subordinated Notes are unconditionally guaranteed by each of the Company’s existing U.S. wholly owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.

The following condensed financial information presents the Company’s Consolidating Balance Sheet as of March 31, 2009 and as of June 30, 2008 and the Consolidating Statements of Operations and Cash Flows for the nine months ended March 31, 2009 and March 31, 2008 for: (a) Catalent Pharma Solutions, Inc. (“Issuer and/or Parent”); (b) the guarantor subsidiaries; (c) the non guarantor subsidiaries and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Three Months Ended March 31, 2009

(In millions)

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated
Net revenue	$—	$163.4	$258.2	$(3.6)	$418.0
Cost of products sold	—	115.4	189.7	(3.6)	301.5

Gross margin	—	48.0	68.5	—	116.5
Selling, general and administrative expenses	0.2	40.9	31.9	—	73.0
Impairment charges and (gain)/loss on sale of asset	—	153.7	38.9	—	192.6
Restructuring and other special items	—	5.6	2.1	—	7.7

Operating (loss)/earnings	(0.2)	(152.2)	(4.4)	—	(156.8)
Interest expense, net	42.8	0.1	(0.9)	—	42.0
Other expense/(income), net	160.4	(9.6)	(24.1)	(136.2)	(9.5)

(Loss)/earnings from continuing operations before income taxes and minority interest	(203.4)	(142.7)	20.6	136.2	(189.3)
Income tax (benefit)/expense	3.1	(3.5)	4.2	—	3.8
Minority interest (income)/expense, net of tax	—	—	0.8	—	0.8

(Loss)/earnings from continuing operations	(206.5)	(139.2)	15.6	136.2	(193.9)
Loss from discontinued operations, net of tax	—	(8.7)	(3.9)	—	(12.6)

Net (loss)/earnings	$(206.5)	$(147.9)	$11.7	$136.2	$(206.5)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Nine Months Ended March 31, 2009

(In millions)

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated
Net revenue	$—	$477.6	$768.1	$(16.1)	$1,229.6
Cost of products sold	—	335.3	598.0	(16.1)	917.2

Gross margin	—	142.3	170.1	—	312.4
Selling, general and administrative expenses	2.5	124.8	95.4	—	222.7
Impairment charges and (gain)/loss on sale of asset	—	153.7	38.8	—	192.5
Restructuring and other special items	—	9.8	2.5	—	12.3

Operating (loss)/earnings	(2.5)	(146.0)	33.4	—	(115.1)
Interest expense, net	138.9	0.1	1.2	—	140.2
Other (income)/expense, net	143.8	(17.0)	44.7	(160.8)	10.7

Earnings/(loss) from continuing operations before income taxes and minority interest	(285.2)	(129.1)	(12.5)	160.8	(266.0)
Income tax expense/(benefit)	5.5	(3.9)	1.8	—	3.4
Minority interest (income)/expense, net of tax	—	—	(1.1)	—	(1.1)

(Loss)/earnings from continuing operations	(290.7)	(125.2)	(13.2)	160.8	(268.3)
Loss from discontinued operations, net of tax	—	(17.7)	(4.7)	—	(22.4)

Net (loss)/earnings	$(290.7)	$(142.9)	$(17.9)	$160.8	$(290.7)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Three Months Ended March 31, 2008

(In millions)

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated
Net revenue	$—	$165.1	$289.1	$(2.6)	$451.6
Cost of products sold	—	113.7	224.3	(2.6)	335.4

Gross margin	—	51.4	64.8	—	116.2
Selling, general and administrative expenses	—	48.4	31.6	—	80.0
Impairment charges and (gain)/loss on sale of assets	—	0.3	(0.4)	—	(0.1)
Restructuring and other special items	—	5.8	1.6	—	7.4

Operating earnings	—	(3.1)	32.0	—	28.9
Interest (income)/expense, net	51.2	(0.3)	0.8	—	51.7
Other expense/(income), net	98.1	(3.6)	16.1	(42.5)	68.1

(Loss)/earnings from continuing operations before income taxes and minority interest	(149.3)	0.8	15.1	42.5	(90.9)
Income tax benefit	(79.5)	52.6	4.6	—	(22.3)
Minority interest (income)/expense, net of tax	—	—	1.2	—	1.2

(Loss)/earnings from continuing operations	(69.8)	(51.8)	9.3	42.5	(69.8)
Loss from discontinued operations, net of tax	—	(1.7)	1.7	—	—

Net (loss)/earnings	$(69.8)	$(53.5)	$11.0	$42.5	$(69.8)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Nine Months Ended March 31, 2008

(In millions)

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated
Net revenue	$—	$502.8	$858.0	$(13.2)	$1,347.6
Cost of products sold	—	349.9	676.5	(13.2)	1,013.2

Gross margin	—	152.9	181.5	—	334.4
Selling, general and administrative expenses	—	133.9	104.0	—	237.9
Impairment charges and (gain)/loss on sale of asset	—	0.3	(0.3)	—	—
Restructuring and other special items	—	18.3	2.4	—	20.7

Operating earnings	—	0.4	75.4	—	75.8
Interest (income)/expense, net	149.4	(0.5)	4.1	—	153.0
Other (income)/expense, net	103.4	(5.9)	39.3	13.4	150.2

(Loss)/earnings from continuing operations before income taxes and minority interest	(252.8)	6.8	32.0	(13.4)	(227.4)
Income tax benefit	(101.1)	13.8	—	—	(87.3)
Minority interest (income)/expense, net of tax	—	—	1.5	—	1.5

(Loss)/earnings from continuing operations	(151.7)	(7.0)	30.5	(13.4)	(141.6)
Loss from discontinued operations, net of tax	—	(9.7)	(0.4)	—	(10.1)

Net (loss)/earnings	$(151.7)	$(16.7)	$30.1	$(13.4)	$(151.7)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

March 31, 2009

(In millions)

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$5.0	$31.4	$96.8	$—	$133.2
Trade receivables, net	—	86.6	157.5	—	244.1
Intercompany receivables	—	9.6	264.3	(273.9)	—
Inventories, net	—	50.9	133.8	—	184.7
Prepaid expenses and other	(0.7)	26.4	34.6	—	60.3
Assets held for sale	—	16.7	—	—	16.7

Total current assets	4.3	221.6	687.0	(273.9)	639.0
Property and equipment, net	—	363.5	421.7	—	785.2
Other assets:
Goodwill	—	485.3	547.1	—	1,032.4
Other intangibles, net	—	164.4	221.1	—	385.5
Investment in subsidiaries	2,599.0	—	—	(2,599.0)	—
Other	188.1	48.4	(163.8)	—	72.7

Total assets	$2,791.4	$1,283.2	$1,713.1	$(2,872.9)	$2,914.8

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$93.3	$1.6	$7.1	$—	$102.0
Accounts payable	—	30.7	82.4	—	113.1
Intercompany accounts payable	241.2	0.8	—	(242.0)	—
Other accrued liabilities	68.0	55.5	61.9	—	185.4
Liabilities held for sale	—	4.4	3.6	—	8.0

Total current liabilities	402.5	93.0	155.0	(242.0)	408.5
Long-term obligations, less current portion	2,234.6	3.5	23.2		2,261.3
Intercompany long-term debt	12.7	(1.2)	18.3	(29.8)	—
Other liabilities	13.0	181.4	(4.7)	—	189.7
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,073.9	—	—	—	1,073.9
Shareholder’s equity	—	1,009.7	1,591.3	(2,601.0)	—
Accumulated deficit	(980.7)	—	—	—	(980.7)
Accumulated other comprehensive income/(loss)	35.4	(3.2)	(70.0)	(0.1)	(37.9)

Total shareholder’s equity	128.6	1,006.5	1,521.3	(2,601.1)	55.3

Total liabilities and shareholder’s equity	$2,791.4	$1,283.2	$1,713.1	$(2,872.9)	$2,914.8

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2008

(In millions)

	Issuer	Guarantor	Non Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$—	$12.1	$60.3	$—	$72.4
Trade receivables, net	—	107.6	200.3	—	307.9
Intercompany receivables	—	3.4	247.8	(251.2)	—
Inventories, net	—	53.2	157.5	—	210.7
Prepaid expenses and other	1.7	30.1	42.5	—	74.3
Assets held for sale	—	19.5	1.5	—	21.0

Total current assets	1.7	225.9	709.9	(251.2)	686.3
Property and equipment, net	—	436.1	502.1	—	938.2
Other assets:
Goodwill	—	556.6	734.7	—	1,291.3
Other intangibles, net	—	219.1	298.9	—	518.0
Investment in subsidiaries	2,761.8	—	—	(2,761.8)	—
Other	110.5	9.4	(47.4)	—	72.5

Total assets	$2,874.0	$1,447.1	$2,198.2	$(3,013.0)	$3,506.3

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.8	$6.6	$7.8	$—	$29.2
Accounts payable	—	40.3	98.4	—	138.7
Intercompany accounts payable	147.6	26.1	—	(173.7)	—
Other accrued liabilities	32.1	69.9	62.3	—	164.3
Liabilities held for sale	—	3.7	—	—	3.7

Total current liabilities	194.5	146.6	168.5	(173.7)	335.9
Long-term obligations, less current portion	2,351.6	4.7	26.0	—	2,382.3
Intercompany long-term debt	24.1	—	53.4	(77.5)	—
Other liabilities	(69.1)	142.6	125.7	—	199.2
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,072.6	—	—	—	1,072.6
Shareholder’s equity	—	1,152.7	1,609.1	(2,761.8)	—
Accumulated deficit	(690.0)	—	—	—	(690.0)
Accumulated other comprehensive income/(loss)	(9.7)	0.5	215.5	—	206.3

Total Shareholder’s equity	372.9	1,153.2	1,824.6	(2,761.8)	588.9

Total liabilities and Shareholder’s equity	$2,874.0	$1,447.1	$2,198.2	$(3,013.0)	$3,506.3

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Nine Months Ended March 31, 2009

(In millions)

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/earnings	$(290.7)	$(142.9)	$(17.9)	$160.8	$(290.7)
Loss from discontinued operations	—	(17.7)	(4.7)	—	(22.4)

Loss/earnings from continuing operations	(290.7)	(125.2)	(13.2)	160.8	(268.3)
Adjustments to reconcile loss/earnings from continued operations to net cash from operations:
Depreciation and amortization	—	55.0	49.1	—	104.1
Unrealized foreign currency transaction (gains)/losses, net	(48.1)	0.7	41.6	—	(5.8)
Amortization of debt financing costs	7.2	—	—	—	7.2
Asset impairments and (gain)/loss on sale of assets	—	155.0	37.5	—	192.5
Equity compensation	2.6	—	—	—	2.6
Income from subsidiaries	160.8	—	—	(160.8)	—
Provision/(benefit) for deferred income taxes	2.9	(0.2)	(12.4)	—	(9.7)
Provisions for bad debts and inventory	—	4.1	5.4	—	9.5
Change in operating assets and liabilities:
Decrease/(Increase) in trade receivables	—	20.9	11.0	—	31.9
Decrease/(Increase) in inventories	—	(1.8)	(8.9)	—	(10.7)
Increase/(Decrease) in accounts payable	—	(9.6)	1.2	—	(8.4)
Other accrued liabilities and operating items, net	15.4	(11.3)	25.5	—	29.6

Net cash provided by/(used in) operating activities from continuing operations	(149.9)	87.6	136.8	—	74.5
Net cash provided by/(used in) operating activities from discontinued operations	—	3.5	—	—	3.5

Net cash provided by/(used in) operating activities	(149.9)	91.1	136.8	—	78.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	—	1.9	—	1.9
Additions to property and equipment	—	(15.1)	(36.1)	—	(51.2)

Net cash used in investing activities from continuing operations	—	(15.1)	(34.2)	—	(49.3)
Net cash used in investing activities from discontinued operations	—	(2.3)	—	—	(2.3)

Net cash used in investing activities	—	(17.4)	(34.2)	—	(51.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	92.9	(53.4)	(39.5)	—	—
Net change in short-term borrowings	74.0	—	(1.1)	—	72.9
Reduction of long-term obligations	(10.7)	(1.1)	(5.3)	—	(17.1)
Equity (redemption) contribution	(1.3)	—	—	—	(1.3)

Net cash (used in)/ provided by financing activities from continuing operations	154.9	(54.5)	(45.9)	—	54.5
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	154.9	(54.5)	(45.9)	—	54.5

Effect of foreign currency on cash	—	—	(20.1)	—	(20.1)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	5.0	19.2	36.6	—	60.8
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	12.2	60.2	—	72.4

CASH AND EQUIVALENTS AT END OF PERIOD	$5.0	$31.4	$96.8	$—	$133.2

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Nine Months Ended March 31, 2008

(In millions)

	Issuer	Guarantor Subsidiaries	Non Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/earnings	$(151.7)	$(16.7)	$30.1	$(13.4)	$(151.7)
Loss from discontinued operations	—	(9.7)	(0.4)	—	(10.1)

(Loss)/earnings from continuing operations	(151.7)	(7.0)	30.5	(13.4)	(141.6)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	—	54.8	67.7	—	122.5
Unrealized foreign currency transaction (gains)/losses, net	121.4	—	—	—	121.4
Amortization of debt financing costs	6.0	—	—	—	6.0
Minority interest expense	—	—	1.5		1.5
Non cash restructuring and other special items	—	0.8	—	—	0.8
Income from subsidiaries	(13.4)	—	—	13.4
Asset impairments and (gain)/loss on sale of assets	—	0.7	(0.3)	—	0.4
Gain on repurchase of long-term obligations	(3.8)	—	—	—	(3.8)
Equity compensation	—	7.0	—	—	7.0
Provision/(benefit) for deferred income taxes	—	—	—	—	—
Provisions for bad debts and inventory	—	—	—	—	—
Change in operating assets and liabilities:
Decrease/(Increase) in trade receivables	—	22.8	10.8	—	33.6
Decrease/(Increase) in inventories	—	(0.9)	10.0	—	9.1
Increase/(Decrease) in accounts payable	—	8.1	(11.5)	—	(3.4)
Other accrued liabilities and operating items, net	(86.9)	40.5	(79.1)	—	(125.5)

Net cash provided by/(used in) operating activities from continuing operations	(128.4)	126.8	29.6	—	28.0
Net cash provided by/(used in) operating activities from discontinued operations	—	(12.2)	6.8	—	(5.4)

Net cash provided by/(used in) operating activities	(128.4)	114.6	36.4	—	22.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	0.4	—	—	0.4
Additions to property and equipment	—	(22.6)	(34.3)	—	(56.9)

Net cash used in investing activities from continuing operations	—	(22.2)	(34.3)	—	(56.5)
Net cash used in investing activities from discontinued operations	—	0.2	(1.2)	—	(1.0)

Net cash used in investing activities	—	(22.0)	(35.5)	—	(57.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	151.5	(98.0)	(53.5)	—	—
Net change in borrowings	(8.9)	—	7.2	—	(1.7)
Repayment of long-term obligations	(28.7)	(1.0)	—	—	(29.7)
Equity (redemption) contribution	14.5	—	—	—	14.5

Net cash (used in)/ provided by financing activities from continuing operations	128.4	(99.0)	(46.3)	—	(16.9)
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	128.4	(99.0)	(46.3)	—	(16.9)

Effect of foreign currency on cash	—	—	37.9	—	37.9
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	—	(6.4)	(7.5)	—	(13.9)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	15.3	67.4	—	82.7

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$8.9	$59.9	—	$68.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Accounting Policy for Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), amends and expands the disclosure requirements of FASB Statement No. 133 (SFAS No. 133) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS No. 133.

Recent Financial Accounting Standards

During the first quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In accordance with Financial Accounting Standards Board Staff Position (FSP) No. SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” the Company delayed the application of SFAS No. 157 for non-financial assets and non-financial liabilities to July 1, 2009. This statement was adopted in the first quarter of fiscal 2009 except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. In April 2009, the FASB issued SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (SFAS 157-4). SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. SFAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company is in the process of determining the impact of adopting this Statement. See Note 2 for more details.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP No. FAS 142-3), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, companies estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The Company is in the process of determining the impact of adopting this Statement.

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

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 160 is an amendment of Accounting Research Bulletin (“ARB”) No. 51 and was issued to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and that a parent company must recognize a gain or loss in net income when a subsidiary is deconsolidated. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company is currently evaluating the potential impact on its statement of financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations. See Note 2 Fair Value Measurement for more information.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective 60 days following the SEC approval of Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, “The Meaning of Presenting Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not anticipate that SFAS No. 162 will have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2008, the Emerging Issues Task Force issued Issue 08-6 (EITF 08-06), “Equity Method Investment Accounting Considerations.” This Issue addresses the impact that SFAS 141(R) and SFAS 160 might have on the accounting for equity method investments including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated. The Issue is to be implemented prospectively and is effective for fiscal years beginning after December 15, 2008. The Company is in the process of determining the impact of adopting this statement.

In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, “Accounting for Collaborative Arrangements.” EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. It also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 will be effective for our Company on July 1, 2009. The Company is in the process of determining the impact of adopting this statement.

In April 2009, the FASB issued FASB Staff Position Statement of Financial Accounting Standards No. 107-1 and Accounting Principles Board Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 increases the frequency of the disclosures about fair value with the objective of improving the transparency and quality of information provided to users of financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is in the process of determining the impact of adopting this statement.

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

During the fourth quarter of fiscal 2008, this evaluation resulted in a non-cash charge to goodwill impairment of $239.0 million within the Packaging Services reporting unit as a result of the implied fair value being less than the carrying value of its goodwill. The impairment charge taken in the fourth quarter of fiscal year 2008 effectively aligned the reporting unit’s book value with its fair value and therefore any decline in the reporting unit’s fair value would potentially result in further impairment of its goodwill. Given the current economic environment which impacts current market multiples and declining revenue and cash flows in the Packaging Services reporting unit, the Company concluded that potential goodwill impairment indicators existed as of December 31, 2008. As a result, the Company performed an interim goodwill impairment analysis as of December 31, 2008 in accordance with SFAS 142. The Company’s initial impairment analysis under step one of SFAS 142 indicated that the carrying value of the net assets of the Packaging Services reporting unit exceeded its estimated fair value. As a result, the Company was required to complete the goodwill impairment test under step two of

SFAS 142 to determine the amount, if any, of goodwill impairment charges to be recorded by the Company. In addition, the economic environment and cash flows in the Packaging Services reporting unit continued to deteriorate during the third quarter ended March 31, 2009, yielding further indications of goodwill impairment. Step two of SFAS 142 required the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill.

Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying value of the Packaging Services reporting unit exceeded the estimated fair value, at December 31, 2008 and March 31, 2009. As a result, the Company has identified a partial impairment of goodwill and recorded a non-cash charge of $54.9 million and $8.5 million at December 31, 2008 and March 31, 2009 impairment tests, respectively, in the March 31, 2009 Consolidated Statements of Operations. In addition, during the three months ended March 31, 2009, the Company evaluated the Blow-Fill-Seal reporting unit within the Sterile Technologies segment and concluded that its carrying value exceeded the fair value and recorded a partial goodwill impairment of $46.7 million. A change in the economic conditions or other circumstances influencing the estimate of future cash flows or fair value could result in future impairment charges to goodwill or intangible assets with indefinite lives.

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In conjunction with the goodwill impairment identified in the third quarter of fiscal year 2009, the Company completed a review of its long-lived assets, including definite-lived intangible assets, for recoverability and recorded a non-cash impairment charge to the Packaging Services and Sterile Technologies segments of $24.4 million and $63.1 million, respectively. The impairment charges were driven by unfavorable business performance during fiscal year 2009 coupled with deteriorating global economic conditions. Impairment charges are recorded within the Consolidated Statements of Operations as impairment charges and (gain)/loss on sale of asset.

As of October 1, 2008, the Company designated its Euro-denominated senior subordinated notes and Euro-denominated term loan (“Euro-denominated debt”) as an effective economic hedge of the Company’s net investment in its Euro-denominated subsidiaries for financial reporting purposes and thus, recorded unrealized gains of $52.7 million related to foreign currency transactions within Accumulated Other Comprehensive Income (Loss) on the Balance Sheets at March 31, 2009. Prior to the second quarter of fiscal 2009, unrealized foreign currency gains and losses on our Euro-denominated debt were recorded within other (income)/expense in our Consolidated Statement of Operations.

Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

Results for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 are as follows:

(in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Increase/(Decrease)
			$	%
Net revenue	$418.0	$451.6	$(33.6)	-7%
Cost of products sold	301.5	335.4	(33.9)	-10%

Gross margin	116.5	116.2	0.3	—
Selling, general and administrative expenses	73.0	80.0	(7.0)	-9%
Impairment charges and (gain)/loss on sale of assets	192.6	(0.1)	192.7	*
Restructuring and other special items	7.7	7.4	0.3	4%

Operating earnings	(156.8)	28.9	(185.7)	*
Interest expense, net	42.0	51.7	(9.7)	-19%
Other (income)/expense, net	(9.5)	68.1	(77.6)	*

Loss from continuing operations before income taxes and minority interest	(189.3)	(90.9)	(98.4)	*
Income tax expense (benefit)	3.8	(22.3)	26.1	*
Minority interest (income)/expense, net of tax	0.8	1.2	(0.4)	-33%

Loss from continuing operations	(193.9)	(69.8)	(124.1)	*
Loss from discontinued operations, net of tax	(12.6)	—	(12.6)	*

Net loss	$(206.5)	$(69.8)	$(136.7)	*

*	Percentage not meaningful

Net Revenue

Net revenue decreased 7% or $33.6 million compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted our revenue by approximately eleven percentage points or $50.1 million. Excluding the impact of foreign exchange rates, net revenue increased by $16.5 million or 4% in the third quarter of fiscal 2009, primarily due to an increase in demand for softgel and modified release technology products at certain Oral Technologies facilities.

Gross Margin

Gross margin was essentially flat compared to the same period a year ago. The stronger U.S. dollar decreased our gross margin by approximately eleven percentage points or $12.9 million. Excluding the foreign exchange impact, gross margin increased by 11% or $13.2 million. The increase was primarily attributable to the aforementioned revenue increase in our Oral Technologies segment.

Selling, General and Administrative expense

Selling, general and administrative expenses decreased by approximately 9% or $7.0 million compared to the comparable period in the prior fiscal year. The stronger U.S. dollar decreased our selling, general and administrative expenses by $6.1 million compared to the comparable period of the prior fiscal year. Excluding the impact of foreign exchange rates, selling, general and administrative expenses decreased $0.9 million as compared to the same period in the prior fiscal year primarily as a result of various workforce reduction actions taken within the prior twelve months.

Restructuring and Other Special Items

Restructuring and other special items increased by $0.3 million to $7.7 million for the three months ended March 31, 2009 compared to the same period in 2008. The decrease was primarily a result of workforce reduction actions taken within the quarter.

Interest Expense, net

Interest expense, net decreased by $9.7 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily due to a lower interest rate on our floating-rate term loan.

Other (Income) Expense, net

Other expense, net decreased by $77.6 million for the three months ended March 31, 2009 compared to the same three months of the prior fiscal year, primarily as a result of $58.2 million of non-cash unrealized foreign currency translation losses recorded in the prior fiscal year on our Euro-denominated long-term debt. In the third quarter of fiscal year 2009, non-cash unrealized transaction gains related to our Euro-denominated long-term debt obligations were recorded within Accumulated Other Comprehensive Income/(Loss) on the Company’s Consolidated Balance Sheet. In addition, the Company recorded non-cash unrealized foreign currency gains of $16.3 million from intercompany loans during the third quarter of fiscal year 2009 compared with $12.1 million of unrealized losses in the third quarter of fiscal year 2008. These decreases were partially offset by a $3.4 million increase in unrealized losses on our foreign denominated interest rate swaps in the third quarter of the current fiscal year.

Provision/ (Benefit) for Income Taxes

Our effective tax rate reflects tax benefits derived from operations outside the United States, some of which are taxed at rates lower than the U.S. statutory rate of 35%. For the three months ended March 31, 2009 our income tax expense was $3.8 million and relative to income/(loss) before income taxes of ($189.3) million. The income tax benefit relative to earnings/(loss) from continuing operations before income taxes and minority interest was 2.1% and 24.5% for the three months ended March 31, 2009 and 2008, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of restructuring and other special items and other discrete items, which may have unique tax implications depending on the nature of the item.

Segment Review

Our results on a segment basis for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 are as follows:

(in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Increase/ (Decrease)
			$	%
Oral Technologies
Net revenue	$244.4	$261.5	$(17.1)	-7%
Segment EBITDA	58.8	62.5	(3.7)	-6%
Sterile Technologies
Net revenue	74.4	75.6	(1.2)	-2%
Segment EBITDA	7.4	10.7	(3.3)	-31%
Packaging Services
Net revenue	112.3	125.3	(13.0)	-10%
Segment EBITDA	7.4	11.4	(4.0)	-35%
Inter-segment revenue elimination	(13.1)	(10.8)	(2.3)	21%
Unallocated costs (1)	(193.6)	(83.0)	(110.6)	*
Combined Total
Net revenue	418.0	451.6	(33.6)	-7%
EBITDA from continuing operations	$(120.0)	$1 .6	$(121.6)	*

*	Percentage not meaningful

(1)	Unallocated costs include special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Impairment charges and gain/(loss) on sale of assets	$(192.6)	$0.1
Equity compensation	(0.3)	(3.1)
Restructuring and other special items	(7.7)	(7.4)
Sponsor advisory fee	(2.5)	(2.5)
Minority interest, net	(0.8)	(1.2)
Other income/(expense), net	9.5	(68.1)
Non-allocated corporate costs, net	0.8	(0.8)

Total unallocated costs	$(193.6)	$(83.0)

Provided below is a reconciliation of loss from continuing operations to EBITDA:

(in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Loss from continuing operations	$(193.9)	$(69.8)
Depreciation and amortization	28.1	42.0
Interest expense, net	42.0	51.7
Income tax expense/(benefit)	3.8	(22.3)

EBITDA	$(120.0)	$1.6

Oral Technologies segment

Net revenue decreased by approximately 7% or $17.1 million compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted the Oral Technologies segment’s revenue by approximately fourteen percentage points, or $34.6 million. Excluding the impact of foreign exchange rates, net revenue increased by approximately 7% or $17.4 million. This increase was mainly due to an increase in demand for our softgel and modified release technology products at certain facilities.

Segment EBITDA decreased by 6% or $3.7 million compared to the same period a year ago. The Oral Technologies segment’s EBITDA was unfavorably impacted by the stronger U.S. dollar by approximately twelve percentage points or $7.7 million. Excluding the impact of foreign exchange rates, segment EBITDA increased by $4.0 million, which primarily related to stronger demand at certain of our softgel and modified release technology facilities.

Sterile Technologies segment

Net revenue decreased by 2% or $1.2 million compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted the Sterile Technologies segment’s revenue by approximately five percentage points, or $4.0 million. Excluding the impact of foreign exchange rates, revenue increased $2.9 million as a result of strong demand at our pre-filled syringe facilities.

Segment EBITDA decreased by $3.3 million compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted the Sterile Technologies segment’s EBITDA growth by approximately $0.3 million. Excluding the impact of foreign exchange rates, segment EBITDA decreased by $3.0 million, primarily due to lower demand for certain products and for analytical science services in North America as well as a change in product mix within our Blow-Fill-Seal operation to lower margin products.

Packaging Services segment

Net revenue decreased by 10% or $13.0 million compared to the same period a year ago, mainly due foreign currency translation. The stronger U.S. dollar unfavorably impacted the Packaging Services segment’s revenue by approximately nine percentage points, or $11.6 million. Excluding the impact of foreign exchange rates, net revenue decreased by 1% or $1.4 million. The decline was primarily due to lower demand within our North American facilities was driven by a reduction in certain customers’ commercial packaging and printed components volumes due to lower market demand, and inventory reductions at certain customers.

Segment EBITDA decreased $4.0 million compared to the same period a year ago. The Packaging Services segment’s EBITDA was unfavorably impacted by the stronger U.S. dollar by approximately twenty percentage points, or $2.3 million. Excluding this impact, segment EBITDA decreased by $1.7 million, primarily due to lower demand across North American packaging and printing facilities.

Nine Months Ended March 31, 2009 compared to the Nine Months Ended March 31, 2008

Results for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 are as follows:

(in millions)	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008	Increase/ (Decrease)
			$	%
Net revenue	$1,229.6	$1,347.6	$(118.0)	-9%
Cost of products sold	917.2	1,013.2	(96.0)	-9%

Gross margin	312.4	334.4	(22.0)	-7%
Selling, general and administrative expenses	222.7	237.9	(15.2)	-6%
Impairment charges and (gain)/loss on sale of asset	192.5	—	192.5	*
Restructuring and other special items	12.3	20.7	(8.4)	-41%

Operating earnings	(115.1)	75.8	(190.9)	*
Interest expense, net	140.2	153.0	(12.8)	-8%
Other expense, net	10.7	150.2	(139.5)	-93%

Loss from continuing operations before income taxes and minority interest	(266.0)	(227.4)	(38.6)	17%
Income tax expense/(benefit)	3.4	(87.3)	90.7	*
Minority interest expense/(income), net of tax	(1.1)	1.5	(2.6)	*

Loss from continuing operations	(268.3)	(141.6)	(126.7)	89%
Loss from discontinued operations, net of tax	(22.4)	(10.1)	(12.3)	*

Net loss	$(290.7)	$(151.7)	$(139.0)	92%

*	Percentage not meaningful

Net Revenue

Net revenue decreased 9% or $118.0 million compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted our revenue by approximately six percentage points or $74.0 million. Excluding the impact of foreign exchange rates, net revenue decreased by $44.0 million or 3% in the first nine months of fiscal 2009, primarily due to lower demand within our North American packaging and printing facilities in our Packaging Services segment.

Gross Margin

Gross margin decreased by approximately 7% or $22 million compared to the same period a year ago. The stronger U.S. dollar decreased our gross margin by five percentage points or $17.6 million. Excluding the foreign exchange impact, gross margin decreased by approximately 1% or $4.4 million. The decrease was primarily attributable to reduced leverage of fixed costs resulting from the aforementioned lower demand in our Packaging Services segment.

Selling, General and Administrative expense

Selling, general and administrative expenses decreased by approximately 6% or $15.2 million compared to the same period in the prior fiscal year. The stronger U.S. dollar decreased our selling, general and administrative expenses by $8.9 million compared to the comparable period of the prior fiscal year. The first nine months of fiscal 2009 included $4.6 million of severance and transition costs related to the departure and replacement of our Chief Executive Officer. Excluding the impact of foreign exchange rates and severance items, selling, general and administrative expenses decreased $10.9 million compared to the same period in the prior fiscal year as a result of expense reduction and cost containment initiatives.

Restructuring and Other Special Items

Restructuring and other special items decreased by $8.4 million to $12.3 million for the nine months ended March 31, 2009 compared to the same period in 2008. The decrease was primarily a result of higher levels of restructuring in the prior fiscal year period due to certain one-time stand alone company costs in the prior fiscal year.

Interest Expense, net

Interest expense, net decreased by $12.8 million for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 primarily due to lower interest rate on our floating-rate term loan.

Other (Income) Expense, net

Other expense, net decreased $139.5 million for the nine months ended March 31, 2009 compared to the same nine months of the prior fiscal year, primarily as a result of $54.0 million of non-cash unrealized gains recorded on our Euro-denominated long-term debt obligations in the current fiscal year compared to $119.7 million of unrealized losses in the prior fiscal year. The gains on our Euro-denominated debt were partially offset by a $15.0 million increase in unrealized foreign currency losses from intercompany loans during the nine months ended March 31, 2009 compared to the prior fiscal year and $10.1 million increase in losses on our interest rate swaps in the current fiscal year.

During the first quarter of fiscal year 2009, the non-cash unrealized transaction gains and losses related to our Euro-denominated long-term debt obligations were recorded to other (income)/expense, net on our Statement of Operations. In the second and third quarters of fiscal year 2009, the non-cash unrealized transaction gains and losses related to our Euro-denominated long-term debt obligations were recorded within Accumulated other comprehensive income/(loss) on the Company’s Consolidated Balance Sheet.

Provision/ (Benefit) for Income Taxes

Our effective tax rate reflects tax benefits derived from operations outside the United States, some of which are taxed at rates lower than the U.S. statutory rate of 35%. For the nine months ended March 31, 2009 our income tax benefit was $3.4 million and relative to income/(loss) before income taxes of ($266.0) million. The income tax benefit relative to earnings/(loss) from continuing operations before income taxes and minority interest was 1.3 % and 38.4 % for the nine months ended March 31, 2009 and 2008, respectively. Generally, fluctuations in the effective tax rate are primarily due to change in our geographic pretax income resulting from our business mix and changes in the tax impact of restructuring and other special items and other discrete items, which may have unique tax implications depending on the nature of the item.

Segment Review

Our results on a segment basis for the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 are as follows:

(in millions)	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008	Increase/(Decrease)
			$	%
Oral Technologies
Net revenue	$703.2	$753.6	$(50.4)	-7%
Segment EBITDA	153.4	162.4	(9.0)	-6%
Sterile Technologies
Net revenue	216.7	215.7	1.0	—
Segment EBITDA	22.4	25.9	(3.5)	-14%
Packaging Services
Net revenue	346.6	410.7	(64.1)	-16%
Segment EBITDA	22.6	51.9	(29.3)	-56%
Inter-segment revenue elimination	(36.9)	(32.4)	(4.5)	14%
Unallocated costs (1)	(219.0)	(193.6)	(25.4)	13%
Combined Total
Net revenue	1,229.6	1,347.6	(118.0)	-9%
EBITDA from continuing operations	$(20.6)	$46.6	$(67.2)	*

*	Percentage not meaningful

(1)	Unallocated costs include special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Nine Months Ended March 31, 2009	March Months Ended March 31, 2008
Impairment charges and gain/(loss) on sale of assets	$(192.5)	$—
Equity compensation	(2.6)	(7.0)
Restructuring and other special items	(12.3)	(20.7)
Sponsor advisory fee	(7.5)	(7.5)
Minority interest, net	1.1	(1.5)
Other income/(expense), net	(10.7)	(150.2)
Non-allocated corporate costs, net	5.5	(6.7)

Total unallocated costs	$(219.0)	$(193.6)

Provided below is a reconciliation of loss from continuing operations to EBITDA:

(in millions)	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008
Loss from continuing operations	$(268.3)	$(141.6)
Depreciation and amortization	104.1	122.5
Interest expense, net	140.2	153.0
Income tax benefit	3.4	(87.3)

EBITDA	$(20.6)	$46.6

Oral Technologies segment

Net revenue decreased by 7% or $50.4 million compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted the Oral Technologies segment’s revenue by approximately seven percentage points, or $50.3 million. Excluding the impact of foreign exchange rates, net revenue was flat. This was mainly due to an increase in demand for our certain prescription products, partially offset by suboptimal capacity utilization in one manufacturing facility, as well as lower demand for certain consumer health products.

Segment EBITDA decreased by 6% or $9.0 million compared to the same period a year ago. The Oral Technologies segment’s EBITDA was negatively impacted by the stronger U.S. dollar by approximately seven percentage points or $10.5 million. Excluding the impact of foreign exchange rates, segment EDITDA increased by $1.6 million, primarily related to strong demand within our Softgel segment, partially offset by suboptimal capacity utilization in one manufacturing facility, as well as lower demand for certain consumer health products.

Sterile Technologies segment

Net revenue increased by $1.0 million compared to the same period a year ago. The Sterile Technologies segment’s EBITDA was negatively impacted by the stronger U.S. dollar by approximately two percentage points or $4.0 million. Excluding the impact of foreign exchange rates, net revenue increased by $5.0 million, primarily due to a strong flu campaign in our pre-filled syringe facility, partially offset by lower demand for certain blow-fill-seal products and for analytical science services in North America.

Segment EBITDA decreased by 14% or $3.5 million compared to the same period a year ago. The stronger U.S. dollar had an immaterial impact on the Sterile Technologies segment’s EBITDA. The decrease was primarily due to lower demand in blow-fill-seal and our analytical science services in North America.

Packaging Services segment

Net revenue decreased by 16% or $64.1 million compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted the Packaging Services segment’s revenue by approximately five percentage points, or $19.8 million. Excluding the impact of foreign exchange rates, net revenue decreased by 11% or $44.3 million. The decline in demand within our North American facilities was driven by a reduction in certain customers’ commercial packaging and printed components volumes due to lower market demand, as well as inventory reductions at certain customers.

Segment EBITDA decreased 56% or $29.3 million compared to the same period a year ago. The Packaging Services segment’s EBITDA was unfavorably impacted by the stronger U.S. dollar by approximately eight percentage points, or $3.9 million. Excluding this impact, segment EDITDA decreased by $25.4 million, primarily due to lower demand across several North American packaging and printing facilities.

Liquidity and Capital Resources

Sources and Use of Cash

Our principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of March 31, 2009, our financing needs were supported by $271.0 million of net available capacity in our revolving credit agreement, reduced by $5.0 million of outstanding letters of credit. Our revolving credit agreement matures April 10, 2013. As of March 31, 2009, we had outstanding borrowings of $79.0 million under our revolving credit agreement.

The Company has the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its Senior Toggle Notes in lieu of making cash interest payments. While the Company has sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company is elected to do so for the October 15, 2009 interest payment date as an efficient and cost-effective method to further enhance liquidity, in light of the substantial dislocation in the financial markets. The Company must make an election regarding whether subsequent interest payments will be made entirely in cash, entirely through PIK Interest or 50% in cash and 50% in PIK interest not later than the start of the applicable interest period.

As a result, on April 6, 2009, the Company delivered notice to The Bank of New York Mellon (formerly known as The Bank of New York), in its capacity as trustee under the indenture for the Company’s outstanding Senior Toggle Notes that, with respect to the interest that will be due on such notes on the October 15, 2009 interest payment date, the Company will make such interest payment by using the PIK feature of the Senior Toggle Notes at the PIK interest rate of 10.25% instead of paying interest in cash. The entirely PIK interest election is now the default election for future interest periods unless the Company elects otherwise prior to the beginning of any future interest period.

Although no assurances can be given, we continue to believe that our cash from operations and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

Cash Flows

The following table summarizes our statement of cash flows from continuing operations:

(in millions)	Nine Months Ended March 31, 2009	Nine Months Ended March 31, 2008	$ Change
Net cash provided by/(used in)
Operating activities	$74.5	$28.0	$46.5
Investing activities	(49.3)	(56.5)	7.2
Financing activities	54.5	(16.9)	71.4

Operating activities

For the nine month period ended March 31, 2009, cash provided by operating activities was $74.5 million compared to cash provided by operating activities of $28.0 million for the nine month period ended March 31, 2008. Cash provided by operating activities for the current period was mainly due to the increase in the change in other accrued liabilities during the nine months ended March 31, 2009 as compared with the nine months ended March 31, 2008.

Investing activities

For the nine month period ended March 31, 2009, cash used in investing activities was $49.3 million, a decrease of $7.2 million compared to the mine month period ending March 31, 2008, primarily due to a decrease in capital expenditures during the fiscal 2009 period.

Financing activities

For the nine month period ended March 31, 2009, cash provided by financing activities was $54.5 million compared to cash used in financing activities of $16.9 million in the same period a year ago. Cash provided in the fiscal 2009 period was mainly attributable to $79.0 million of short-term borrowings from our revolving credit facility. Cash used by financing activities in the fiscal 2008 period was mainly due to net payments of long-term debt obligations of $29.7 million.

Debt and Financing Arrangements

At the end of March 31, 2009, the Company had outstanding interest rate swaps, most of which expire on June 30, 2010, as derivative instruments to manage the risk associated with the Company’s floating rate debt. The unrealized losses on our interest rate swaps that are considered to be effective cash flow hedges was $8.2 million, net of tax and are recorded within Accumulated Other Comprehensive Income on our balance sheet at March 31, 2009. The unrealized losses on our interest rate swaps that are not effective cash flow hedges was $11.8 million and are recorded in other expense, net on our Consolidated Statements of Operations for the nine months ended March 31, 2009.

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of March 31, 2009, we had five interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans due in April 2014. These agreements include two U.S, two Euro-denominated and one Yen-denominated interest rate swap agreements.

On March 26, 2009, the Company executed a new Euro swap agreement with a notional value of $320.0 million, which will be effective June 30, 2010. On April 16, we executed a second new swap denominated in U.S. dollars with $460.0 million notional value in order to better contain interest rate risk on our variable rate term loans. These are forward starting swaps, with combined notional value of approximately $780.0 million USD equivalent which replace approximately $615.0 million USD equivalent notional that expires on June 30, 2010.

The current Euro and Japanese Yen interest rate swaps were classified as effective but not designated for hedge accounting and are included in the Consolidated Statements of Operations as Other (Income)/Expense. Conversely, unrealized gains/losses on the U.S. Dollar interest rate swaps are classified as effective hedges and are included in Accumulated Other Comprehensive Income/(Loss) and the corresponding payables are included in order current liabilities in our Consolidated Balance Sheet. As of March 31, 2009, the Company was in compliance with all restrictive covenants related to its long-term obligations.

Guarantees and Security

All obligations under the senior secured credit agreement, the Senior Toggle Notes and the Senior Subordinated Notes are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.

All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of the following assets of the Company and each guarantor, subject to certain exceptions:

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

During the nine months ended March 31, 2009, our non-guarantor subsidiaries accounted for approximately $768.1 million, or approximately 62%, of our total net revenue, and approximately $38.9 million, or approximately (189)%, of our total EBITDA from loss of continuing operations of $20.6 million.

As of March 31, 2009, our non-guarantor subsidiaries accounted for approximately $0.9 billion, or 48%, of our total assets (excluding intercompany receivables and goodwill), and approximately $173.5 million, or 33%, of our total liabilities (excluding intercompany liabilities and issuer’s debt of approximately $2.3 billion).

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

The senior credit facility and indentures governing the Senior Toggle Notes and the Senior Subordinated Notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of March 31, 2009, the Company was in compliance with all restrictive covenants related to its long-term obligations.

Subject to certain exceptions, the senior credit agreement and the indentures governing the notes will permit the Company and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans or notes.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we, our affiliates and/or our major equity holders, including Blackstone and its affiliates, may from time to time repurchase our outstanding debt securities, including the Senior Toggle Notes and the Senior Subordinated Notes; and/or our outstanding bank loans, in privately negotiated or open market transactions, by tender or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under our existing credit facility. Any new debt may also be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of our debt is currently trading at substantial discounts to face amount, any such purchases may result in our acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

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

Historical and Adjusted EBITDA

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring and other items that are included in EBITDA and net income as required by various covenants in the indentures governing the notes. Adjusted EBITDA, among other things:

•	does not include non-cash stock-based employee compensation expense and certain other non-cash charges;

•	does not include cash and non-cash restructuring, severance and relocation costs incurred to realize future cost savings and enhance our operations;

•	adds back minority interest expense, which represents minority investors’ ownership of certain of our consolidated subsidiaries and is, therefore not available to us; and

•	includes estimated cost savings which have not yet been fully reflected in our results.

Our Adjusted EBITDA for the trailing twelve months ended March 31, 2009 based on the definitions in our indentures is calculated as follows:

(in millions)	Last Twelve Months Ended March 31, 2009
Loss from continuing operations	$(605.7)
Interest expense, net	188.4
Income tax benefit	32.1
Depreciation and amortization	139.9

EBITDA	$(245.3)
Equity compensation(1)	3.9
Impairment charges and (gain)/loss on sale of assets(2)	509.1
Restructuring and other special items(3)	15.2
Other non-recurring/one-time items(4)	4.9
Unrealized foreign exchange loss (included in other expense (income), net)(5)	1.7
Other adjustments(6)	10.0
Advisory monitoring fee(7)	10.0
Disposition adjustments(8)	0.2

Adjusted EBITDA	$309.7

(1)	Reflects non-cash stock-based employee compensation expense under the provisions of SFAS No. 123R, Share-based Payments.

(2)	Reflects non-cash asset impairment charges and losses from the sale of assets not included in restructuring and special items discussed below.

(3)	Restructuring and other special charges of $15.2 million included $1.2 million of non-cash charges. The total $15.2 million reflects the following:

•

$10.0 million related to restructuring activities. The restructuring programs focus on various aspects of operations, including closing and consolidation of certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure.

•	$5.2 million related to costs incurred to separate from Cardinal.

(4)

Reflects the following one-time items: $4.6 million of severance and recruiting fees associated with the replacement of our Chief Executive Officer and additional $0.3 million of other non-recurring/one-time items.

(5)

Reflects foreign exchange loss of $1.7 million related to unrealized foreign currency transactions on Euro denominated debt recorded in non U.S. dollar currencies and unrealized foreign currency translations recorded on intercompany loans that are denominated in other currencies than the U.S. dollar.

(6)

Reflects other adjustments required in calculating our covenant compliance under the indentures governing our notes, primarily $0.9 million of minority interest expense, $9.0 million of severance and relocation costs and $0.1 million of franchise taxes in selling, general and administrative expenses. However, minority interest expense does not represent EBITDA available to us and we expect to incur severance and relocation costs and franchise taxes in the future.

(7)	Represents amount of sponsor advisory fee. See Note 10 of the unaudited Consolidated Financial Statements.

(8)	Reflects the elimination of $0.2 million of losses from one of our businesses which we sold on March 9, 2007.

Interest Risk Management

A portion of the debt used to finance our operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of March 31, 2009 is to interest rate fluctuations in the United States and Europe, especially LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with our floating LIBOR rate debt were designated as effective cash flow hedges. Derivatives used to manage the risk associated with our floating EURIBOR and TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt are not designated as effective but not designated for cash flow hedges for financial reporting purposes.

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

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any undisclosed off-balance sheet arrangements as of March 31, 2009.

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

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of March 31, 2009, we had five interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans due in April 2014. These agreements include two U.S, two Euro-denominated and one Yen-denominated interest rate swap agreements.

On March 26, 2009, the Company executed a new Euro swap agreement with a notional value of $320.0 million, which will be effective June 30, 2010. On April 16, we executed a second new swap denominated in U.S. dollars with $460.0 million notional value in order to better contain interest rate risk on our variable rate term loans. These are forward starting swaps, with combined notional value of approximately $780.0 million USD equivalent which replace approximately $615.0 million USD equivalent notional that expires on June 30, 2010. The current Euro and Japanese Yen interest rate swaps are effective but not designated for hedge accounting and are included in the Consolidated Statements of Operations as Other (Income)/Expense. Conversely, unrealized gains/losses on the U.S. Dollar interest rate swaps are designated as effective hedges and are included in Accumulated Other Comprehensive Income/(Loss) and the corresponding payables are included in other current liabilities in our Consolidated Balance Sheet.

Item 4T.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation and because of the identification of the material weakness in the Company’s internal control over financial reporting previously described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and below, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of March 31 2009. See Exhibits 31.1 and 31.2 for the Certification Statements issued by our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer.

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

Remediation of Current Material Weakness

The Company is actively implementing a remediation plan to address the material weakness in the controls over the financial reporting oversight process, including enhancements to controls associated with the handling of complex accounting matters and specifically the proper implementation of SFAS 133. The components of this remediation plan are intended to ensure that the key controls over the financial reporting oversight process, which includes the implementation of SFAS 133, are operating effectively and are sustainable. These components include assigning dedicated and experienced technical resources at the Company with the responsibility of strengthening corporate oversight over financial reporting and enhancing controls associated with complex accounting matters. Since June 30, 2008, the Company has taken the following actions:

•	hired an experienced, public company Controller;

•	migrated the execution of quarterly balance sheet reviews to our internal audit function; and

•	reorganized the corporate accounting function and improved internal review processes

Management continues to assign a high priority to its remediation efforts in this area, with the goal of remediating this material weakness. The status of remediation of the material weakness will be reviewed by management with the Audit Committee, which will be advised of issues encountered and key decisions reached by management relating to the remediation efforts.

Effective October 1, 2008, the Company analyzed its net investment in its Euro-denominated subsidiaries and completed the related documentation as required by SFAS 133 in connection with its senior subordinated notes and Euro-denominated term loan to designate them as effective economic hedges of its net investment in its Euro-denominated subsidiaries. As such, the Company now records non-cash, unrealized foreign currency transaction gains and losses relating to its senior subordinated notes and Euro-denominated term loan to Accumulated Other Comprehensive Income/(Loss) on the Company’s Consolidated Balance Sheet for the portion, if any, that qualifies as an effective economic hedge of the Company’s net investment in its Euro-denominated subsidiaries. For the portion, if any, that is determined to be ineffective as a hedge, the Company will record non-cash, unrealized foreign currency transaction gains and losses in determining Net loss on the Company’s Consolidated Statement of Operations. For the second and third quarter of fiscal 2009, all non-cash, unrealized foreign currency transaction gains and losses relating to its senior subordinated notes and Euro-denominated term loan were recorded within Accumulated Other Comprehensive Income/(Loss) on the Company’s Consolidated Balance Sheet.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Legal Matters

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits, currently totaling forty-five in number, filed by forty-four individual plaintiffs (One plaintiff is maintaining two lawsuits involving similar allegations.) purportedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. Plaintiffs allege that they suffer from inflammatory bowel disease and other disorders as a result of their ingestion of Amnesteem. The geographic distribution of these forty-five lawsuits is as follows: one in the U.S. District Court for the Middle District of North Carolina; two in the Court of Common Pleas, Washington County, Pennsylvania; one in the Superior Court for Los Angeles County, California; one in the U.S. District Court for the Central District of California; one in the District Court, Bowie County, Texas; one in the Circuit Court, Cook County, Illinois; and thirty-eight in the Superior Court, Atlantic County, New Jersey. The New Jersey cases and several of the other cases have been brought by a consortium of plaintiffs’ law firms, including Seeger Weiss. The following discussion contains more detail about the lawsuits.

Thirty-eight lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by individual plaintiffs who claim to have ingested not only Amnesteem, but also one or more branded generic isotretinoin products, including Sotret® and/or Claravis®, as well as Accutane® (the pioneer isotretinoin product sold by Hoffmann-LaRoche). Sixteen of these cases allegedly involve the use of both Accutane and one or more of the branded generic forms of isotretinoin; such cases include one or more Roche entities as defendants and are filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all New Jersey Accutane lawsuits. The remaining twenty-two cases do not involve the use of Accutane but allegedly involve the use of one or more branded generic isotretinoin products, including Amnesteem. These cases are not part of the Accutane mass tort litigation; these non-mass tort, generics-only cases have been consolidated for discovery purposes but not for trial. All thirty-eight of the cases, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name other pharmaceutical companies whose respective isotretinoin products each plaintiff allegedly ingested.

Two lawsuits involving only Amnesteem use were filed in the Court of Common Pleas, Washington, County, Pennsylvania. One lawsuit was filed in the General Court of Justice, Superior Court Division, Durham County, NC, but was removed successfully to the United States District Court for the Middle District of North Carolina, Durham Division. Pursuant to a tolling agreement, the case had been dismissed without prejudice pending the outcome of the Eleventh Circuit Court of Appeals’ review of the decision of the Accutane federal Multi-District Litigation (MDL) Court to exclude plaintiff’s general causation expert. On August 26, 2008, the Eleventh Circuit affirmed the exclusion of plaintiff’s expert, and a subsequent petition for rehearing was denied. Plaintiffs have now re-filed the case in the Middle District of North Carolina, and we have moved the case to be transferred to the Accutane federal MDL Court in North Carolina.

Two additional lawsuits, filed by a single individual plaintiff and appearing to involve only Amnesteem use, are pending in California. The first suit was initially filed in Superior Court, Los Angeles County in July 2007 against Hoffmann-LaRoche entities and plaintiff’s treating physicians, after which it was discovered that plaintiff ingested Amnesteem rather than Accutane. Consequently, plaintiff added the Company to the lawsuit in October 2008. The lawsuit sets forth the usual array of product liability claims as permitted by California law including negligence, strict liability, breach of express warranty and breach of implied warranty and seeks an unspecified amount of compensatory damages in excess of $25,000. It also includes a medical malpractice claim against the treating physicians. The same plaintiff then filed a second lawsuit against the Company in the same court, but did not assert claims against the doctors. The Company therefore removed this second case to the United States District Court for the Central District of California, and then moved to transfer it to the Accutane federal MDL proceedings in North Carolina. The first case has been stayed pending developments in the second case. Neither case is currently set for trial.

One lawsuit appearing to involve only Amnesteem use was served on the Company in February 2009 in the District Court of Bowie County, Texas. The lawsuit sets forth the usual array of product liability claims as permitted by Texas law. The company is considering the possibility of removing the case to federal court in Texas.

One lawsuit allegedly involving Amnesteem, Claravis and Accutane ingestions has been filed in the Circuit Court, Cook County, Illinois, but has not yet been served upon the Company.

Although expressed in various terms, generally speaking, all forty-five of these lawsuits set forth some or all of the standard array of product liability claims including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

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

The FDA performed a re-inspection of the North Raleigh site in February 2009, and issued a Form 483 with observations from the inspection. Catalent subsequently submitted a written response to the FDA 483 observations, with proposed corrective actions. On March 31, 2009, the North Raleigh site received a letter from the FDA stating that Catalent’s response and proposed corrective actions were acceptable. Effective that date, the sanctions associated with the 2008 Warning Letter were removed, and the site is now free to pursue the manufacturing of additional commercial products.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which could materially affect our business, financial condition or future results. The risks described in the Company’s Annual Report on
Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

The recent financial crisis and current uncertainty in global economic conditions could negatively affect our operating results.

The current financial crisis and uncertainty in global economic conditions have resulted in substantial volatility in the credit markets and a low level of liquidity in many financial markets. These conditions may result in a further slowdown to the global economy that could affect our business by reducing the prices that end market participants are willing to pay for our customer’s products or by reducing the demand for our products, which could in turn negatively impact our sales and revenue generation and result in a material adverse effect on our business, cash flow, results of operations, financial position and prospects.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits:

10.1	Employment Agreement, dated as of February 23, 2009 by and among PTS Holdings Corp., Catalent Pharma Solutions, Inc. and John R. Chiminski (incorporated by reference to Exhibit 99.2 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K, filed March 5, 2009, File No. 333-147871)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date: May 15, 2009	By:	/s/ John R. Chiminski
John R. Chiminski President & Chief Executive Officer

Date: May 15, 2009	By:	/s/ Matthew M. Walsh
Matthew M. Walsh Senior Vice President & Chief Financial Officer