Form 10-K
period 2009-06-30
Catalent Pharma Solutions, Inc.
filed 2009-09-28
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009	Commission file number 333-147871

CATALENT PHARMA SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3523163
(State of incorporation)	(I.R.S. Employer Identification No.)

14 Schoolhouse Road Somerset, New Jersey	08873
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company in Rule 12b of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On September 15, 2009 there were 100 shares of the Registrant’s Common Stock, par value $0.01 per share, issued and outstanding.

PART I

Special Note Regarding Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-K are forward-looking statements. In particular, statements that we make regarding future market trends are forward-looking statements. When used in this document, the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions are intended to identify forward-looking statements.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. We disclaim any duty to update any forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, the following:

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

•	uncertainties relating to general economic, political and regulatory conditions;

•	inability to enhance our existing or introduce new technology or service offerings in a timely manner, and technological developments and products offered by our competitors;

•	increased costs for the raw materials used by our manufacturing businesses or shortages in these raw materials;

•	changes in healthcare reimbursement in the United States or internationally;

•	currency risks and other risks associated with international markets;

•	tax legislation initiatives or challenges to our tax positions;

•	failure to retain or continue to attract senior management or key personnel;

•	disruption of, damage to or failure of our information systems;

•	acquisition opportunities and our ability to successfully integrate acquired businesses and realize anticipated benefits of such acquisitions;

•

the inability to protect our trade secrets and enforce our patent, copyright and trademark rights, and successful challenges to the validity of our patents, copyrights or trademarks and the associated costs;

•	certain liabilities in connection with our pension plans;

•	the recent financial crisis and current uncertainty in global economic conditions; and

•	conflicts of interest with our controlling investors.

We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition.

ITEM 1.	BUSINESS

General

Catalent Pharma Solutions, Inc. (“we”, “us”, “our” or the “Company”) is one of the leading providers of advanced drug delivery and packaging technologies and outsourced development, manufacturing, and packaging services to the global pharmaceutical, biotechnology and consumer health industry. Our proprietary drug delivery and packaging technologies help our customers achieve their desired clinical and market outcomes and are used in many well-known products. Our business is organized in three operating segments: Oral Technologies, Sterile Technologies and Packaging Services. Refer to the subsequent events footnote in our financial statements for additional information. We believe that through our prior and ongoing investments in facilities and capacity, our innovation activities and the sales of existing products and introduction of new products by our customers, we will continue to benefit from attractive margins and from the growth potential in these areas.

We have extensive relationships with leading industry customers. In fiscal 2009, we did business with 96 of the top 100 global pharmaceutical marketers and 43 of the top 50 biotechnology marketers. Selected key customers include Pfizer, Johnson & Johnson, GlaxoSmithKline, Eli Lilly, Merck, Abbott, Genentech, Wyeth and Novartis. We have many longstanding relationships with our customers, particularly in proprietary technologies, where a product relationship will often last for more than a decade and can extend from clinical development through the end of a product’s life cycle. We serve customers who require innovative product development, superior quality, advanced manufacturing and skilled technical services to support their development and marketed product needs.

We believe our customers value us because our breadth of technologies and services, geographic reach, and depth of expertise enable us to create a broad range of single-or integrated-offering business and product solutions, many of which are unavailable on an integrated basis from other providers of individual technologies or outsourcing services. The aim of our offerings is to allow our customers to manage their own capital bases more efficiently, lower their total costs and focus more concisely on their core competencies to develop and commercialize more products that improve outcomes for patients. We believe our market position, global scale and customer and offering diversity reduce our exposure to potential strategic and product shifts within the industry. For fiscal 2009, we generated net sales of $1.6 billion, with a relatively balanced revenue split between our North American and European operations.

Our history of innovation in the advanced delivery and packaging of drugs formed the foundation of our market-leading business. We have a track record of more than seven decades of oral dose form innovation since we commercialized softgel manufacturing in the 1930s and in 2009 celebrate the 75th anniversary of our original softgel manufacturing process patent. We launched the “fast dissolve” dose form category by commercializing our Zydis® technology in the 1980s and introduced a vegetable-based softgel shell system, VegiCaps® Soft capsules, in 2001. In addition to oral dose innovations, we have three decades of packaging innovation experience in patient and physician sample kits, innovative child resistant/senior-friendly designs, unit dose technology (DelPouch®/DelStrip®) and compliance-enhancing packaging (HingePak™/PillCalendar™/RxBarrier+™). More recently launched technology innovations include our GPEx® cell line technology for biologics and the new SECURE VIAL™, which expands the application of our blow-fill-seal sterile technology into injectable products. Today we employ more than 1,000 scientists and technicians and hold approximately 1,500 patents and patent applications in advanced drug delivery, biologics formulation, manufacturing and packaging. We apply this portfolio to actively support current and future revenue generation and we may receive exclusivity fees and royalties for certain of our technologies.

Our Competitive Strengths

•

Leading Provider of Innovative Proprietary Technologies and Outsourced Services. We are one of the leading providers of proprietary drug delivery and packaging technologies and outsourced services to the global pharmaceutical, biotechnology and consumer health industry. We believe we have the leading outsourced market share position within the Oral Technologies and Packaging Services segments. With over 1,000 scientists and technicians worldwide and approximately 1,500 patents and patent applications, we possess significant depth of proprietary technologies and formulation expertise.

•

Longstanding, Extensive Relationships with Blue Chip Customers. We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers, with business in fiscal 2009 with 96 of the top 100 global pharmaceutical marketers and 43 of the top 50 biotechnology marketers. These and more than one thousand of our other customers require high-end product development, superior quality, advanced manufacturing and skilled technical services to support their development and marketed product needs. We believe our customers value us because our geographic reach, breadth of offerings, and depth of expertise enable us to create a broad range of business and product solutions, many of which are unavailable on an integrated basis from other individual providers of outsourcing services.

•

Diversified Operating Platform. We are diversified by virtue of our geographic scope as well as across our customer base, our customers’ products, our service offerings and our ability to provide solutions at nearly every stage of product lifecycles. We provide services for thousands of products and customers in nearly 100 countries, with the top 20 products representing less than one-third of total revenue in fiscal 2009. In fiscal 2009, no customer accounted for more than 10%

of our net revenues. This diversity, combined with long product lifecycles and close customer relationships, has contributed to the stability of our business. It has also allowed us to capitalize on opportunities across the spectrum of outsourced services to the pharmaceutical and biotechnology industries and reduce our exposure to potential strategic, customer and product shifts.

•

Culture of Innovation with Strong Formulation and Engineering Foundation. We have a long track record of innovation across our offerings and, to further encourage active innovation, we have developed incentive compensation systems linked to patent filings and other recognition and reward programs for scientists and non-scientists alike. Our culture of creativity and innovation is founded on our advanced drug delivery and formulation scientists, our advanced packaging and blow-fill-seal design engineers, and our manufacturing engineers throughout our global network. We also design much of our critical softgel manufacturing equipment and design and fabricate tooling and other critical components in many of our businesses.

•

Significant Historical Investment in Global Manufacturing. We have made significant past investments to establish a global manufacturing footprint and today hold nearly four million square feet of manufacturing and laboratory space across five continents. Recent investments in facilities and capacity in our Oral Technologies and Sterile Technologies segments have positioned us for future growth in key market areas. These manufacturing and packaging capabilities allow us the flexibility to accommodate the changing needs of our customers while consistently maintaining their quality, delivery and regulatory compliance requirements.

•

High Standards of Quality and Regulatory Compliance. We operate our plants in accordance with current good manufacturing practices (“cGMP”), following our own high standards which are consistent with those of many of our large global pharmaceutical and biotechnology customers. We have approximately 1,000 employees around the globe focusing on quality and regulatory compliance. More than half of our manufacturing and packaging facilities are registered with the U.S. Food and Drug Administration (“FDA”), while some of our manufacturing and packaging facilities are registered with other applicable regulatory agencies, such as the European Medicines Agency (“EMEA”), and certain facilities are registered with multiple regulatory agencies.

•

Strong and Experienced Management Team. Our senior management team is operationally focused with nearly 200 years of combined and diverse experience within the pharmaceutical and healthcare industries. With an average tenure of 16 years within healthcare, this team possesses deep market knowledge and a wide network of industry relationships.

•

Principal Shareholder with Proven Healthcare Sector Expertise. Our principal shareholder is an entity controlled by affiliates of The Blackstone Group (Blackstone), a leading global alternative asset manager and financial advisory firm. Current and prior healthcare investments by The Blackstone Group, in addition to the Company, include: Biomet, Emcure, Gerresheimer, Apria Healthcare, Nycomed, DJO Inc., Southern Cross, Stiefel Labs, TeamHealth and Vanguard Health Systems.

Our Strategy

We believe we are well situated to leverage our market-leading position, strong customer relationships, innovative technologies and prior growth investments to generate future growth and attractive returns on capital. We have identified three strategic components to our growth strategy:

•

Driving enhanced value in our current businesses through operational excellence, focused selling of development and supply chain solutions, active cross-referral and selling of individual offerings, and maximizing the value created from new offerings, facilities and capacity.

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

The key near-term elements of our growth strategy include:

•

Realize Benefits of Our Recent Investments in New Facilities and Expanded Capacity. We have made significant capital investments in our Sterile Technologies and Oral Technologies segments to position us for future growth. These investments are aligned with market segments demonstrating strong growth, such as pre-filled syringes for the US market and fast-dissolve oral drug delivery for many markets globally.

•

Continue to Enhance our Operational Excellence. We expect to drive both new sales and margin improvements as a result of continuing our focus on driving Operational Excellence in everything we do. We expect to achieve this via tools such as Lean Manufacturing and Six Sigma, among others. Lean Manufacturing includes a set of programs designed to eliminate inefficiencies from processes to drive improved earnings and customer satisfaction, and Six Sigma focuses on significantly reducing process variations and consistently achieving desired product specifications.

•

Realize Benefits from Growth Initiatives Already Underway. We have identified specific initiatives and strategies which are intended to drive sales and profitability growth. We expect that potential planned customer launches of products that are currently in development across all of our operating segments will contribute future growth in the near-to-medium term. We expect to drive additional growth through future launches from technology innovation programs that are currently underway. We also have multiple programs in active development for prescription and consumer health products that we believe, if successfully developed and commercially launched, will provide a significant contribution to growth through manufacturing revenues, profit shares and/or royalties.

History

Prior to our acquisition by Blackstone, we operated as part of the Pharmaceutical Technologies and Services (“PTS”) segment of Cardinal Health, Inc. (“Cardinal”). PTS was created through a series of acquisitions starting in 1996 in order to provide a broad range of specialized, comprehensive market-leading solutions for the global pharmaceutical and biotechnology industry. In 1996, Cardinal acquired PCI Services, Inc., which was the market leader in outsourced packaging for prescription and over-the-counter pharmaceuticals, veterinary and other products. Two years later, R.P. Scherer Corporation, the market leader in advanced oral drug delivery technologies, was acquired. In 1999, in order to participate in the important sterile dose form market, we acquired Automatic Liquid Packaging, Inc., the market leader in blow-fill-seal technology for respiratory treatments, ophthalmics and other areas.

In 2001, we continued our expansion with two acquisitions, SP Pharmaceuticals, LLC, a provider of sterile fill/finish manufacturing and lyophilication services for injectables and International Processing Corporation, which provided us with oral solid coating and dose manufacturing capabilities. In 2002, we entered the fee-for-service analytical chemistry market with the acquisition of Magellan Labs, a leader in the provision of analytical sciences services to the U.S. pharmaceuticals industry. Finally, in 2003, Cardinal acquired Intercare Group PLC, from which we expanded our European manufacturing network. During this period, and through 2006, we also made other selective acquisitions of businesses, facilities and technologies in all segments.

Our Segments

Our offerings and services are summarized below by segment.

Segment	Offerings and Services	Fiscal 2009 Revenue*
		(in millions)
Oral Technologies	• Formulation, development and manufacturing of prescription and consumer health products using our proprietary softgel and Zydis technologies, as well as conventional technologies	$956.7

Packaging Services	• Contract packaging (blisters, bottles, pouches and unit doses), advanced packaging technologies, printing (inserts, labels, folding cartons), and packaging, storage, distribution and inventory management for clinical trials	$451.4

Sterile Technologies	• Formulation, development, and manufacturing for injectables in prefilled syringe and other formats, and for blow-fill-seal unit dose; analytical and scientific consulting services; biologic cell line development; and development and manufacturing services for inhaled products	$278.5

*	Segment Revenues excludes inter-segment revenue elimination of $47.1 million.

This table should be read in conjunction with Note 17 to the Consolidated Financial Statements.

Oral Technologies segment

Our Oral Technologies segment provides formulation, development and manufacturing of oral dose forms for prescription and consumer health products. These oral dose forms are products using softgel and modified release technologies.

Softgel

We provide formulation, development and manufacturing services of soft gelatin, or softgel, capsules, which we first commercialized in the 1930s. We are the market leader in overall softgel manufacturing, and we hold the leading market position in the prescription arena. Our two main product lines, traditional softgel capsules (in which the shell is made from animal-derived materials) and VegiCaps® Soft (in which the shell is made from vegetable-derived materials), are used in a broad range of customer products including in the prescription, over-the-counter and vitamin markets. Softgel capsules encapsulate liquid, paste or oil-based active compounds in solution or suspension into an outer shell, sealing the capsule simultaneously with filling. Softgel capsules have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter compounds, and to provide safe handling of hormonal, potent and cytotoxic drugs. For example, Wyeth, using our proprietary formulation and shell technologies in their Advil® Liqui-Gels® softgel product, was able to obtain clinical proof of a “faster onset” of pain relief than available from competing drugs. As a result, the Liqui-Gel® products in the Wyeth Advil® franchise have been one of the faster growing products in this category.

Both physician and patient studies we have conducted have demonstrated a preference for softgel capsules versus traditional tablet and capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, the ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient compliance with dosing regimens.

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

Representative customers include Wyeth, Novartis, Schering-Plough, GlaxoSmithKline, Mylan and Bayer.

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

Representative customers include Pfizer, Eli Lilly, Abbott, Johnson & Johnson, Schering-Plough, Merck and GlaxoSmithKline.

Sterile Technologies segment

Our Sterile Technologies segment principally provides formulation, development and manufacturing services for products requiring aseptic processing, including products for injection and inhalation, using both traditional and advanced blow-fill seal technology. The segment also provides biologic cell line development technologies, analytical chemistry services, and regulatory consulting.

Injectables

We provide formulation, development, clinical and commercial manufacturing and analytical services for injectable products. Our range of injectable manufacturing offerings includes filling drugs or biologics into pre-filled syringes, bags and other delivery formats. We provide integrated solutions offerings and related supporting services such as process validation skills. With our range of injectable solutions we are able to meet a wide range of specifications, timelines and budgets. The complexity of the manufacturing, know-how and high start-up capital requirements create significant barriers to entry and, as a result, there are a limited number of competitors.

Representative customers include Pfizer, Sanofi Aventis and Novartis.

Blow-Fill-Seal

Blow-fill-seal is an advanced aseptic processing technology which uses a continuous process to form, fill with drug, and seal a plastic container in a sterile environment. Blow-fill-seal units are typically substantially lower cost per unit than traditional sterile forms and are currently primarily used for non-injectable drugs, such as respiratory, ophthalmic and otic products. In fiscal 2009, we had the number one market share position in outsourced blow-fill-seal, and we operate the largest capacity commercial manufacturing blow-fill-seal facility in the world.

Our sterile blow-fill-seal manufacturing has the capacity and flexibility of manufacturing configurations and solutions for products that are temperature, light and oxygen-sensitive. We also provide innovation around complex container design and manufacturing. Our regulatory expertise leads to decreased time to commercialization and our dedicated and development production lines support feasibility, stability and clinical runs. In fiscal 2009, we introduced our new blow-fill-seal produced injectable vial technology, SECURE-VIAL™, for liquid injectable products. We plan to continue to expand our product line in existing and new markets and in higher margin specialty products with additional respiratory, ophthalmic, injectable and nasal applications.

Representative customers include Novartis, Roche and Alcon.

Other

We also offer additional capabilities, in certain areas of which we have a leading market share position, including analytical chemical and cell-based testing and scientific services, respiratory products formulation and manufacturing, regulatory consulting, and biologics product development. Our respiratory product capabilities include development services for sterile products and inhaled products for delivery via metered dose inhalers, dry powder inhalers and nasal sprays. Our offerings are based on quality, execution and performance as well as the depth and breadth of services offered. We provide global regulatory and clinical support services and create for our customers regulatory and clinical strategies during all stages of development. Our biologics offerings include our advanced and patented Gene Product Expression or GPEx® , technology, which is used to develop stable, high-yielding mammalian cell lines for biologic compounds. Our GPEx® technology can provide rapid cell line development, high biologics production yields, flexibility and versatility and has been used for a commercially-launched product.

Packaging Services segment

We offer standard and custom packaging and printing solutions for prescription drugs and biologics, over-the-counter medications, and veterinary and consumer health products. We convert bulk tablets, capsules, syringes and other dose forms into market-ready packages, such as blister packs, pouches, sachets and bottles. Our capabilities also include designing, printing and producing the paper-based components of drug packaging, including folding cartons, inserts, labels and patient information materials. Examples of our patented and proprietary technologies include the design of the award-winning DelPouch® package for unit dosing of topical compounds and DelStrip® for child-resistant packaging of oral film medications.

We have more than three decades of package design innovation experience, including child resistant packaging, compliance-enhancing calendar packaging designs such as Hingepak®, leading-edge anti-counterfeiting packaging solutions, and two-dimensional bar code-and RFID-incorporating packaging processes. We remain focused on providing fully integrated solutions, both within the packaging area and also across our manufacturing and packaging offerings. Our scalability and flexibility is a key to our success, allowing us to meet the needs for products of varying sizes, from orphan drugs all the way through blockbuster launches. We have the ability to produce materials for and package more than 200 different products simultaneously in our network of facilities.

In addition, we provide manufacturing, packaging, storage and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes dose form manufacturing or overencapsulation where needed, placebos, comparator drugs, clinical packages and kits for physicians and patients, inventory management, investigator kit ordering and fulfillment, and return supply reconciliation and reporting. We support trials in most regions of the world through our network of facilities.

In Fiscal 2009, we continued to maintain a market-leading position in the commercial packaging business, despite a net reduction of product packaging outsourced by our customers as they transferred volumes to in-house capacity.

Representative customers include Johnson & Johnson, GlaxoSmithKline, Novartis, Wyeth, Amgen, Sankyo and Pfizer.

Product Solutions

We are differentiated in the pharmaceutical outsourcing market by our ability to offer a broad range of innovative, integrated solutions which can help our customers take their compounds from laboratory to market. Once a product is on the market, we can also provide comprehensive integrated product supply, from the sourcing of the bulk drug to comprehensive manufacturing and packaging to the testing and release to distribution. Customer solutions we develop are flexible, scalable and creative, so that they meet the unique needs of both large and emerging companies, and for products of all sizes. We believe that our integrated solutions will become an increasingly important contributor to our growth in the future.

Sales and Marketing

Our target customers include large pharmaceutical and biotechnology companies, mid-size, emerging and specialty pharmaceutical and biotechnology companies, and consumer health companies, along with other selected healthcare market segments. We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In fiscal 2009, we did business with 96 of the top 100 global pharmaceutical marketers, and 43 of the top 50 biotechnology marketers, as well as more than one thousand other customers. Faced with pricing and reimbursement pressures as well as other market challenges, large pharmaceutical and biotechnology companies have increasingly been seeking to enhance the clinical competitiveness of their drugs and biologics and to reduce their fixed cost base. Many mid-size, emerging and specialty pharmaceutical and biotechnology companies, while facing the same pricing and market pressures, have chosen not to build a full infrastructure, but rather to partner with other companies—through licensing, collaborations or outsourcing—to access the critical skills, technologies and services required to bring their products to market. Consumer health companies require rapidly developed, innovative dose forms, packaging and formulations to keep up in the fast-paced over-the-counter and vitamins markets. These market segments are all critically important to our growth, but require distinct solutions, marketing and sales approaches, and market strategy.

We follow a hybrid demand generation organization model, with both global account teams offering the full breadth of Catalent’s solutions to selected accounts, and technical specialist teams providing the depth of technical knowledge and practical experience in each individual offering. All business development and field sales representatives ultimately report to a single sales head, and significant investments have been made in capabilities-specific training and selling. Our sales organization currently consists of more than 100 full-time, experienced sales professionals. We participate in major trade shows relevant to the offerings globally and ensure adequate visibility to our offerings and solutions through a comprehensive advertising and publicity program.

Global Accounts

We manage selected accounts globally due to their materiality and growth potential by establishing strategic plans, goals and targets. Account leaders are also responsible for developing and leading the execution of an annual sales/operating plan for the account. We recorded approximately 35% of our total revenue in fiscal 2009 from these global accounts. These accounts are assigned a dedicated business development professional with substantial industry experience. Account leaders are responsible for managing the overall account relationship, and for most accounts one member of the executive management team is also assigned to assist in building peer-to-peer executive relationships. Growing sales, profitability, and increasing account penetration are key goals and linked to compensation. Account leaders also work closely with the rest of the sales organization to ensure alignment around critical priorities for the accounts.

Emerging, Specialty and Virtual Accounts.

Emerging, specialty and virtual pharmaceutical and biotechnology companies are expected to be a critical driver of industry growth globally. For example, nearly all of the industry-wide revenue growth between 2008 and 2014 is expected to come from companies other than the top 10 pharmaceutical companies. In addition, we believe the majority of compounds in development are also from these emerging companies. Historically, many of these companies have chosen not to build a full infrastructure, but rather partner with other companies to produce their products. We expect them to continue to do so in the future, and to provide critical sources for future integrated solution demand.

We expect to continue to increase our penetration of geographic clusters of emerging companies in North America and Europe. We regularly use active pipeline screening and customer targeting to identify the optimal candidates for partnering based on product profiles, funding status, and relationships, to ensure that our technical sales specialists and field sales representatives develop the custom type of integrated solutions most needed by each customer.

Contractual Arrangements

We generally enter into a broad range of contractual arrangements with our customers, including agreements with respect to feasibility, development, supply, licenses, packaging, service arrangements and quality. The terms of these contracts vary significantly depending on the offering and customer requirements. Some of our agreements may include a variety of revenue arrangements such as fee-for-service, royalties, profit-sharing and fixed fees. We generally secure pricing and contract mechanisms in our supply agreements that allow for periodic resetting of pricing terms and, in some cases, these agreements provide for our ability to renegotiate pricing in the event of certain price increases for the raw materials underlying our products. Our typical supply agreements include indemnification from our customers for product liability and intellectual property matters and caps on Catalent’s contractual liabilities, subject in each case to negotiated exclusions. In addition, our typical manufacturing supply agreement terms range from two to five years with regular renewals of one to three years, although some of our agreements are terminable upon much shorter notice periods, such as 30 or 90 days.

Manufacturing Capabilities

Our principal executive offices are located at 14 Schoolhouse Road, Somerset, New Jersey. We also operate manufacturing facilities, development centers and sales offices throughout the world. We have 30 facilities on five continents with nearly four million square feet of manufacturing, lab and related space, excluding one location currently held for sale. Our manufacturing capabilities encompass a full suite of competencies including regulatory, quality assurance and in-house validation at all of the production sites.

We operate our plants in accordance with GMP, utilizing the same high standards as our large pharmaceutical and biotechnology customers. Twenty of the thirty plants are registered with the FDA, while some of our manufacturing and packaging facilities are registered with other applicable regulatory agencies, such as the EMEA, and certain facilities are registered with multiple regulatory agencies.

We have invested approximately $700 million in our manufacturing facilities since fiscal 2005 through improvements and expansions in our facilities including $83.7 million on capital expenditures in fiscal 2009. We believe that all of our facilities and equipment are in good condition, are well maintained and are able to operate at present levels.

Our manufacturing operations are focused on regulatory compliance, continuous improvement, process standardization and excellence in execution across the organization. Our manufacturing operations are structured around an enterprise management philosophy and methodology that utilizes principles and tools common to a number of quality management programs including Six Sigma and Lean Manufacturing.

Raw Materials

We use a broad and diverse range of raw materials in the design, development and manufacture of our products. This includes, but is not limited to key materials such as gelatin, starch, and iota carrageenan for the Oral Technologies segment; packaging films and paper products for our Packaging Technologies segment, and resin for our blow-fill-seal sterile business in our Sterile Technologies segment. The raw materials that we use are sourced externally on a global basis. Globally, our supplier relationships could be interrupted due to natural disasters and international supply disruptions, including those caused by pandemics, geopolitical issues and other issues. For example, the supply of gelatin is obtained from a limited number of sources. In addition, much of the gelatin we use is bovine-derived. Past concerns of contamination from Bovine Spongiform Encephalopathy (“BSE”) have narrowed the number of possible sources of particular types of gelatin. If there were a future disruption in the supply of gelatin from any one or more key suppliers, there can be no assurance that we could obtain an alternative supply from our other suppliers. If future restrictions were to emerge on the use of bovine-derived gelatin from certain geographic sources due to concerns of contamination from BSE, any such restriction could hinder our ability to timely supply our customers with products and the use of alternative non-bovine-derived gelatin for specific customer products could be subject to lengthy formulation, testing and regulatory approval.

We work very closely with our suppliers to assure continuity of supply while maintaining excellence in material quality and reliability. We continually evaluate alternate sources of supply, although we do not typically pursue regulatory qualification of alternative sources due to the strength of our existing supplier relationships, the reliability of our current supplier base and the time and expense associated with the regulatory process. Although a change in suppliers could require significant effort or investment by us in circumstances where the items supplied are integral to the performance of our products or incorporate unique technology such as gelatin, we do not believe that the loss of any existing supply arrangement would have a material adverse effect on our business. See

“Risk Factor—Our future results of operations are subject to fluctuations in the costs, availability, and suitability of the components of the products we manufacture, including active pharmaceutical ingredients, excipients, purchased components, and raw materials.”

Competition

We compete on several fronts both domestically and internationally, including competing with other companies that provide advanced technologies or outsourcing services to pharmaceutical, biotechnology and consumer health companies based in North America, Latin America, Europe and the Asia-Pacific region. We also may compete with the internal operations of those pharmaceutical, biotechnology and consumer health manufacturers that choose to source these services internally, where possible. In Fiscal 2009, we experienced a net reduction of product packaging outsourced by our customers as they transferred such volumes to in-house capacity.

Competition is driven by proprietary technologies and know-how (where relevant), consistency of operational performance, quality, price, value and speed.

Employees

We have approximately 9,200 employees in thirty facilities on five continents, excluding one facility held for sale and accounted for as discontinued operations. Fourteen facilities are in the United States, two of which are unionized; the unionized facility has a five-year collective bargaining agreement in place, with approximately one year remaining. National work councils and/or unions are active at all twelve of our European facilities consistent with labor environments/laws in European countries. Similar relationships with labor unions or national work councils exist in our plants in Argentina, Brazil and Australia. Our management believes that our employee relations are satisfactory.

	North America	Europe	South America	Asia Pacific	Total
Approximate Number of Employees	4,200	4,000	500	500	9,200

Intellectual Property

We rely on a combination of trade secret, patent, copyright and trademark and other intellectual property laws, nondisclosure and other contractual provisions and technical measures to protect a number of our offerings, services and intangible assets. These proprietary rights are important to our ongoing operations. We operate under licenses from third parties for certain patents, software and information technology systems and proprietary technology and in certain instances we license our technology to third parties. We also have a long track record of innovation across our lines of business and, to further encourage active innovation, we have developed incentive compensation systems linked to patent filings and other recognition and reward programs for scientists and non-scientists alike. We maintain a multi-disciplinary Innovation Council to assess and prioritize innovation investments.

We have applied in the United States and certain foreign countries for registration of a number of trademarks, service marks and patents, some of which have been registered and issued, and also hold common law rights in various trademarks and service marks. We hold approximately 1,500 patents and patent applications worldwide in advanced drug delivery, biologics formulation, manufacturing and packaging.

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

Environmental Matters

Our operations are subject to a variety of environmental, health and safety laws and regulations, including those of the EPA and equivalent state, local and foreign regulatory agencies in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Our manufacturing facilities use, in varying degrees, hazardous substances in their processes. These substances include, among others, chlorinated solvents, and in the past chlorinated solvents were used at one or more of our facilities, including a number we no longer own or operate. As at our current facilities, contamination at such formerly owned or operated properties can result and has resulted in liability to us, for which we have recorded appropriate reserves as needed.

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

We are highly leveraged. The following chart shows our level of indebtedness as of June 30, 2009.

Maturity		June 30, 2009
		(in millions)
Debt:
Senior secured credit facilities
Revolving credit facility(1)	April 2013	$36.0
Term loan facilities(2)	April 2014	1,404.2
Senior toggle notes	April 2015	565.0
Senior subordinated notes(3)	April 2017	303.2
Other obligations		38.9

Total debt		$2,347.3

(1)	We have a senior secured $350.0 million revolving credit facility, with an original six-year maturity.
(2)	We have approximately $1,404.2 million (U.S. dollar equivalent) aggregate principal amount of senior secured term loan facilities, consisting of a $1,038.8 million U.S. dollar-denominated tranche and a €259.7 million Euro-denominated tranche (equal to $365.4 million based on an exchange rate of €1 = $1.4069), each with an original seven-year maturity.
(3)	Represents the U.S. dollar-equivalent of the €215.5 million aggregate principal amount of senior subordinated notes based on an exchange rate of €1 = $1.4069.

Our high degree of leverage could have important consequences for us, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest;

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

Our total interest expense was $183.2 million and $204.3 million for fiscal years 2009 and 2008, respectively. A 1% increase in such rates would increase our annual interest expense by approximately $9.4 million.

The recent financial crisis and current uncertainty in global economic conditions could negatively affect our operating results.

The current financial crisis and uncertainty in global economic conditions have resulted in substantial volatility in the credit markets and a low level of liquidity in many financial markets. These conditions may result in a further slowdown to the global economy that could affect our business by reducing the prices that end market participants are willing to pay for our customer’s products or by reducing the demand of our offerings, which could in turn negatively impact our sales and revenue generation and result in a material adverse effect on our business, cash flow, results of operations, financial position and prospects.

Despite our high indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indentures governing the notes and the senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition to the $350.0 million available to us for borrowing under the revolving credit facility subject to certain conditions, we have the option to increase the amount available under the term loan and revolving credit facilities by up to an aggregate of $300.0 million on an uncommitted basis. As of June 30, 2009, we had $36.0 million outstanding under our $350.0 million revolving credit facility. In addition, under the senior toggle notes, we have the option to elect to pay interest in the form of PIK Interest, as defined in Note 7 of the audited Consolidated and Combined Financial Statements, which will increase our debt by the amount of any such interest. If new debt is added to our or our subsidiaries’ existing debt levels, the risks associated with debt we currently face would increase. The Company delivered notice on April 6, 2009 to The Bank of New York Mellon (formerly known as The Bank of New York), in its capacity as trustee under the indenture for the Company’s outstanding Senior Toggle Notes that, with respect to the interest that will be due on such notes on the October 15, 2009 interest payment date, the Company will make such interest payment by using the PIK feature of the Senior Toggle Notes at the PIK interest rate of 10.25% instead of paying interest in cash. The entirely PIK interest election is now the default election for future interest periods unless the Company elects otherwise prior to the beginning of any future interest period.

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

We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we are exposed to risks related to counterparty credit worthiness or non-performance of these instruments

We enter into pay-fixed interest rate swaps to limit our exposure to changes in variable interest rates. We are exposed to credit-related losses which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps.

Risks Related to our Business

We participate in a highly competitive market and increased competition may adversely affect our business.

We operate in a market that is highly competitive. We compete on several fronts, both domestically and internationally, including competing with other companies that provide outsourcing services to pharmaceutical, biotechnology and consumer health companies based in North America, Latin America, Europe and the Asia-Pacific region. We also may compete with the internal operations of those pharmaceutical, biotechnology and consumer health manufacturers that choose to source these services internally, where possible. In Fiscal 2009, we experienced a net reduction of product packaging outsourced by our customers as they transferred such volumes to in-house capacity.

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

The demand for our offerings depends in part on our customers’ research and development and other scientific endeavors. Our business, financial condition and results of operations may be harmed if our customers spend less on or are less successful in these activities.

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

Furthermore, product liability claims and lawsuits, regardless of their ultimate outcome, could have a material adverse effect on our business operations, financial condition and reputation and on our ability to attract and retain customers. We have historically sought to manage this risk through the combination of product liability insurance and contractual indemnities and liability limitations in our agreements with customers and vendors. The availability of product liability insurance for companies in the pharmaceutical industry is generally more limited than insurance available to companies in other industries. Insurance carriers providing product liability insurance to those in the pharmaceutical and biotechnology industries generally limit the amount of available policy limits, require larger self-insured retentions and exclude coverage for certain products and claims. There can be no assurance that a successful product liability claim or other liability claim would be adequately covered by our applicable insurance policies or by any applicable contractual indemnity or liability limitations. In addition, as we seek to expand our participation in marketed products through royalty and profit sharing arrangements, our ability to contractually limit our liability may be restricted.

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

The offerings we provide are highly exacting and complex, particularly in our Sterile Technologies segment, due in part to strict regulatory requirements. From time to time, problems may arise in connection with facility operations or during preparation or provision of an offering, in both cases for a variety of reasons including, but not limited to, equipment malfunction, sterility variances or failures, failure to follow specific protocols and procedures, problems with raw materials and environmental factors. Such problems could affect production of a particular batch or series of batches, requiring the destruction of product, or could halt facility production altogether. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, reimbursement to customers for lost active pharmaceutical ingredients, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. Production problems in our contract manufacturing operations could be particularly significant because the cost of raw materials is often higher than in our other businesses. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. In addition, such risks may be greater at facilities that are new or going through significant expansion.

Our global operations are subject to a number of economic, political and regulatory risks.

We conduct our operations in various regions of the world, including North America, South America, Europe and the Asia-Pacific region. Global economic and regulatory developments affect businesses such as ours in many ways. Our operations are subject to the effects of global competition, including potential competition from manufacturers in low-cost jurisdictions such as India and China. Local jurisdiction risks include regulatory risks arising from local laws. Our global operations are also affected by local economic environments, including inflation and recession. Political changes, some of which may be disruptive, can interfere with our supply chain and customers and some or all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful. Also, fluctuations in foreign currency exchange rates can impact our consolidated financial results.

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

We rely on a combination of trade secret, patent, copyright and trademark and other intellectual property laws, nondisclosure and other contractual provisions and technical measures to protect a number of our offerings and intangible assets. These proprietary rights are important to our ongoing operations. There can be no assurance that these protections will prove meaningful against competitive offerings or otherwise be commercially valuable or that we will be successful in obtaining additional intellectual property or enforcing our intellectual property rights against unauthorized users. Our exclusive rights under certain of our offerings are protected by patents, some of which are subject to expire in the near term. When patents covering an offering expire, loss of exclusivity may occur and this may force us to compete with third parties, thereby affecting our revenue and profitability. We do not currently expect any material loss of revenue to occur as a result of the expiration of any material patent.

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

Our future results of operations are subject to fluctuations in the costs, availability, and suitability of the components of the products we manufacture, including active pharmaceutical ingredients, excipients, purchased components, and raw materials.

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

The healthcare industry has changed significantly over time, and we expect the industry to continue to evolve. Some of these changes, such as healthcare reform, adverse changes in government funding of healthcare products and services, legislation or regulations governing the privacy of patient information, or the delivery or pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to reduce the amount of our offerings they purchase or the price they are willing to pay for our offerings. Changes in the healthcare industry’s pricing, selling, inventory, distribution or supply policies or practices could also significantly reduce our revenue and results of operations. Particularly, volatility in individual product demand may result from changes in public or private payer reimbursement or coverage.

Fluctuations in the exchange rate of the U.S. dollar and other foreign currencies could have a material adverse effect on our financial performance and results of operations.

As a company with many international entities, certain revenues, costs, assets and liabilities, including a portion of our senior secured credit facilities and the senior subordinated notes, are denominated in currencies other than the U.S. dollar. As a result, changes in the exchange rates of these currencies or any other applicable currencies to the U.S. dollar will affect our revenues, earnings and cash flows and could result in unrealized and realized exchange losses despite any efforts we may undertake to manage or mitigate our exposure to foreign currency fluctuations.

Tax legislation initiatives or challenges to our tax positions could adversely affect our results of operations and financial condition.

We are a large multinational corporation with operations in the United States and international jurisdictions, including North America, South America, Europe and the Asia-Pacific region. As such, we are subject to the tax laws and regulations of the United States federal, state and local governments and of many international jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these initiatives. In addition, United States federal, state and local, as well as international tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

We are dependent on key personnel.

We depend on senior executive officers and other key personnel, including our technical personnel, to run and grow our business and to develop new enhancements, offerings and technologies. The loss of any of these officers or other personnel combined with a failure to attract and retain suitably skilled technical personnel could adversely affect our operations. Although an incentive compensation plan was adopted after the Acquisition as defined in Note 2 to the Consolidated and Combined Financial Statements the fact that we do not have the ability to compensate employees with publicly traded equity may have a negative impact on our ability to recruit and retain professionals, and could have a material adverse effect on our business, financial condition and results of operations.

Risks generally associated with our information systems could adversely affect our results of operations.

We rely on information systems in our business to obtain, rapidly process, analyze and manage data to:

•	facilitate the manufacture and distribution of thousands of inventory items to and from our facilities;

•	receive, process and ship orders on a timely basis;

•	manage the accurate billing and collections for thousands of customers;

•	manage the accurate accounting and payment for thousands of vendors; and

•	schedule and operate our global network of manufacturing, packaging and development facilities.

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

Our future success may be dependent on opportunities to buy other businesses or technologies and possibly enter into joint ventures that could complement, enhance or expand our current business or offerings and services or that might otherwise offer us growth opportunities. We may face competition from other companies in pursuing acquisitions in the pharmaceutical and biotechnology industry. Our ability to acquire targets may also be limited by applicable antitrust laws and other regulations in the United States and other foreign jurisdictions in which we do business. To the extent that we are successful in making acquisitions, we may have to expend substantial amounts of cash, incur debt and assume loss-making divisions. We may not be able to complete such transactions, for reasons including, but not limited to, a failure to secure financing. Any transactions that we are able to identify and complete may involve a number of risks, including the diversion of management’s attention to integrate the acquired businesses or joint ventures, the possible adverse effects on our operating results during the integration process, the potential loss of customers or employees in connection with the acquisition, and our potential inability to achieve our intended objectives for the transaction. In addition, we may be unable to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

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

From time to time, third parties have asserted intellectual property infringement claims against us and our customers and there can be no assurance that third parties will not assert infringement claims against either us or our customers in the future. While we believe that our offerings do not infringe in any material respect upon proprietary rights of other parties and/or that meritorious defenses would exist with respect to any assertions to the contrary, there can be no assurance that we would not be found to infringe on the proprietary rights of others. Patent applications in the United States and some foreign countries are generally not publicly disclosed until the patent is issued or published, and we may not be aware of currently filed patent applications that relate to our offerings or processes. If patents later issue on these applications, we may be found liable for subsequent infringement. There has been substantial litigation in the pharmaceutical and biotechnology industries with respect to the manufacture, use and sale of products that are the subject of conflicting patent rights.

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

Our operations are subject to a variety of environmental, health and safety laws and regulations, including those of the Federal Environmental Protection Agency (“EPA”) and equivalent local, state, and foreign regulatory agencies in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Any failure by us to comply with environmental, health and safety requirements could result in the limitation or suspension of production or subject us to monetary fines or civil or criminal sanctions, or other future liabilities in excess of our reserves. We are also subject to laws and regulations governing the destruction and disposal of raw materials and non-compliant products, the handling of regulated material that are included in our offerings, and the disposal of our offerings at the end of their useful life. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes. Our manufacturing facilities use, in varying degrees, hazardous substances in their processes. These substances include, among others, chlorinated solvents, and in the past chlorinated solvents were used at one or more of our facilities, including a number we no longer own or operate. As at our current facilities, contamination at such formerly owned or operated properties can result and has resulted in liability to us. In the event of the discovery of new or previously unknown contamination either at our facilities or at third-party locations, including facilities we formerly owned or operated, the issuance of additional requirements with respect to existing contamination, or the imposition of other cleanup obligations for which we are responsible, we may be required to take additional, unplanned remedial measures for which no reserves have been recorded. We are conducting monitoring and cleanup of contamination at certain facilities currently or formerly owned or operated by us. We have established accounting reserves for certain contamination liabilities but cannot assure you that such liabilities will not exceed our reserves.

Certain of our pension plans are underfunded, and additional cash contributions we may be required to make will reduce the cash available for our business, such as the payment of our interest expense.

Certain of our employees in the United States, United Kingdom, Germany, France, Japan and Australia are participants in defined benefit pension plans which we sponsor. As of June 30, 2009, the underfunded amount of our pension plans on a worldwide basis was approximately $104.7 million, primarily related to our plans in the United Kingdom and Germany. The amount of future contributions to the United Kingdom plan or to our other underfunded plans will depend upon asset returns and a number of other factors and, as a result, the amount we may be required to contribute to such plan in the future may vary. Such cash contributions to the plans will reduce the cash available for our business such as the payment of interest expense on the notes or our other indebtedness.

Blackstone controls us and our Investors may have conflicts of interest with us or our noteholders in the future.

Blackstone controls approximately 86.7% of BHP PTS Holdings L.L.C., with the other Investors (as defined in Note 12 to the Consolidated Financial Statements) controlling the remainder. By virtue of this controlling interest and BHP PTS Holdings L.L.C.’s ownership of all the outstanding membership interests of our indirect parent company, Phoenix Charter LLC, we are controlled by Blackstone. Blackstone controls us and all of our subsidiaries and is entitled to elect all of our directors, to appoint new management and to approve actions requiring the approval of our stockholder, including approving or rejecting proposed mergers or sales of all or substantially all of our assets, regardless of whether noteholders believe that any such transactions are in their own best interests.

The interests of the Investors may differ from holders of our notes in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Investors as equity holders might conflict with the interests of our noteholders. The Investors also may have an interest in pursuing acquisitions, divestitures, financings (including financings that are secured and/or senior to the senior subordinated notes) or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our noteholders. Additionally, the indentures governing the notes permit us to pay advisory fees, dividends or make other restricted payments under certain circumstances, and the Investors or their affiliates and/or advisors may have an interest in our doing so. See “Certain Relationships and Related Party Transactions—Transaction and Advisory Fee Agreement” for a discussion of certain payments to be made to affiliates of Blackstone in connection with the Acquisition and related financings.

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

Manufacturing Capabilities

Our principal executive offices are located at 14 Schoolhouse Road, Somerset, New Jersey. We also operate manufacturing facilities, development centers and sales offices throughout the world. We have 30 facilities on five continents with nearly five million square feet of manufacturing, lab and related space, excluding locations held for sale. Our manufacturing capabilities encompass a full suite of competencies including regulatory, quality assurance and in-house validation at all of the production sites. The following table sets forth our manufacturing and laboratory facilities by area and region, excluding locations held for sale:

Facility Sites		Country	Region	Segment	Total Square Footage	Owned/Leased
1	Kakegawa	Japan	Asia Pacific	Oral Technologies	107,300	Owned
2	Braeside	Australia	Asia Pacific	Oral Technologies	163,100	Owned
3	Beinheim	France	Europe	Oral Technologies	78,100	Owned
4	Eberbach	Germany	Europe	Oral Technologies	370,580	Leased
5	Aprilia	Italy	Europe	Oral Technologies	72,000	Owned
6	Swindon	United Kingdom	Europe	Oral Technologies	164,687	Owned
7	Swindon	United Kingdom	Europe	Oral Technologies	253,314	Owned
8	Somerset, NJ	USA	North America	Oral Technologies	265,000	Owned
9	Winchester, KY	USA	North America	Oral Technologies	120,000	Owned
10	St. Petersburg, FL	USA	North America	Oral Technologies	328,073	Owned
11	Buenos Aires	Argentina	South America	Oral Technologies	82,700	Owned
12	Sorocaba	Brazil	South America	Oral Technologies	88,993	Owned
13	Schorndorf	Germany	Europe	Packaging Services	182,403	Owned
14	Schorndorf	Germany	Europe	Packaging Services	38,317	Owned
15	Dublin	Ireland	Europe	Packaging Services	82,882	Leased
16	Bolton	United Kingdom	Europe	Packaging Services	46,700	Owned
17	Corby	United Kingdom	Europe	Packaging Services	103,000	Owned
18	Guaynabo	Puerto Rico	North America	Packaging Services	120,240	Owned
19	Humacao	Puerto Rico	North America	Packaging Services	106,282	Leased
20	Manati	Puerto Rico	North America	Packaging Services	83,841	Leased
21	Moorestown, NJ	USA	North America	Packaging Services	112,000	Owned
22	Philadelphia, PA	USA	North America	Packaging Services	7,625	Owned
23	Philadelphia, PA	USA	North America	Packaging Services	568,624	Owned/Leased
24	Woodstock, IL	USA	North America	Packaging Services	*	Owned
25	Brussels	Belgium	Europe	Sterile Technologies	313,725	Owned
26	Limoges	France	Europe	Sterile Technologies	179,000	Owned
27	Woodstock, IL	USA	North America	Sterile Technologies	421,665*	Owned
28	Middleton, WI	USA	North America	Sterile Technologies	43,600	Leased
29	Morrisville, NC	USA	North America	Sterile Technologies	186,406	Leased
30	San Diego, CA	USA	North America	Sterile Technologies	45,440	Leased
TOTAL					4,735,597

*	Site 24 leases space from site 27.

ITEM 3.	LEGAL PROCEEDINGS

Legal Matters

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits, currently totaling fifty-seven in number, filed by fifty-six individual plaintiffs (one plaintiff is maintaining two lawsuits involving similar allegations) purportedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. Plaintiffs allege that they suffer from inflammatory bowel disease and other disorders as a result of their ingestion of Amnesteem. The geographic distribution of these fifty- seven lawsuits is as follows: one in the U.S. District Court for the Middle District of North Carolina that has been transferred to the Accutane® (Isotretinoin) federal Multi-District Litigation (“Accutane MDL”) in the Middle District of Florida; two in the Court of Common Pleas, Washington County, Pennsylvania; one in the Superior Court for Los Angeles County, California; one in the U.S. District Court for the Central District of California that has been transferred to the Accutane MDL; one in the Circuit Court, Cook County, Illinois; and fifty-one in the Superior Court, Atlantic County, New Jersey. The New Jersey cases and several of the other cases have been brought by a consortium of plaintiffs’ law firms, including Seeger Weiss. The following discussion contains more detail about the lawsuits.

Fifty-one lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by individual plaintiffs who claim to have ingested not only Amnesteem, but also one or more branded generic isotretinoin products, including Sotret® (Ranbaxy) and/or Claravis® (Barr), as well as Accutane (the pioneer isotretinoin product sold by Hoffmann-LaRoche). Eighteen of these cases allegedly involve the use of both Accutane and one or more of the branded generic forms of isotretinoin; such cases include one or more Roche entities as defendants and are filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all New Jersey Accutane lawsuits. The remaining thirty-three cases do not involve the use of Accutane but allegedly involve the use of one or more branded generic isotretinoin products, including Amnesteem. These cases are not part of the Accutane mass tort litigation; these non-mass tort, generics-only cases have been consolidated for discovery purposes but not for trial. All fifty-one of the cases, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name other pharmaceutical companies whose respective isotretinoin products each plaintiff allegedly ingested.

Two lawsuits involving only Amnesteem use are pending in the Court of Common Pleas, Washington, County, Pennsylvania. One lawsuit was filed in the General Court of Justice, Superior Court Division, Durham County, NC, but was removed successfully to the United States District Court for the Middle District of North Carolina, Durham Division. Pursuant to a tolling agreement, the case had been dismissed without prejudice pending the outcome of the United States Court of Appeals for the Eleventh Circuit’s review of the decision of the Accutane MDL Court to exclude plaintiff’s general causation expert. On August 26, 2008, the Eleventh Circuit affirmed the exclusion of plaintiff’s expert, and a subsequent petition for rehearing was denied. Plaintiffs have since re-filed the case in the Middle District of North Carolina, and we successfully moved to transfer the case to the Accutane MDL.

Two additional lawsuits, filed by a single individual plaintiff and appearing to involve only Amnesteem use, are pending in California. The first suit was initially filed in Superior Court, Los Angeles County in July 2007 against Hoffmann-LaRoche entities and plaintiff’s treating physicians, after which it was discovered that plaintiff ingested Amnesteem rather than Accutane. Consequently, plaintiff added the Company to the lawsuit in October 2008. The lawsuit sets forth the usual array of product liability claims as permitted by California law including negligence, strict liability, breach of express warranty and breach of implied warranty and seeks an unspecified amount of compensatory damages in excess of $25,000. It also includes a medical malpractice claim against the treating physicians. The same plaintiff then filed a second lawsuit against the Company in the same court, but did not assert claims against the doctors. The Company therefore removed this second case to the United States District Court for the Central District of California, and successfully moved to transfer it to the Accutane MDL. The first case has been stayed pending developments in the second case. Neither case is currently set for trial.

One lawsuit appearing to involve only Amnesteem use was served on the Company in February 2009 and had been pending in the District Court of Bowie County, Texas. This plaintiff dismissed his Texas lawsuit recently, shortly after filing a new lawsuit in New Jersey, and this New Jersey lawsuit is included among the above-referenced thirty-three consolidated non-mass tort cases.

One lawsuit allegedly involving Amnesteem, Claravis and Accutane ingestions has been filed in the Circuit Court, Cook County, Illinois, but has not yet been served upon the Company. Codefendant Hoffmann-LaRoche removed the case to the U.S. District Court for the Northern District of Illinois, and then conditionally transferred the case to the Accutane federal MDL. Plaintiff petitioned to remand the case to state court and opposed the conditional transfer to the MDL, and the case has been remanded to Circuit Court, Cook County.

Although expressed in various terms, generally speaking, all fifty-seven of these lawsuits set forth some or all of the standard array of product liability claims including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

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

There is no established public trading market for our common stock. PTS Intermediate Holdings LLC, which is wholly owned by PTS Holdings Corp., owns 100% of our issued and outstanding common stock. We have not paid cash dividends on our common stock over the past three fiscal years and we do not expect to pay cash dividends in the next twelve months. The agreements governing our indebtedness limit our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2009 (including the Predecessor and Successor periods as defined in Note 1 to the Consolidated Financial Statement herein). The selected historical financial data as of and for the predecessor years ended June 30, 2005, 2006, and the combined predecessor and successor year ended June 30, 2007 and the successor years ended June 30, 2008 and 2009 were derived from our audited Consolidated Financial Statements. This table should be read in conjunction with the Consolidated Financial Statements and notes thereto.

	Predecessor		Predecessor	Successor	Combined (1)	Successor	Successor
	Year Ended June 30,		For the Period July 1, 2006 to April 9, 2007	For the Period April 10, 2007 to June 30, 2007	Year Ended June 30, 2007	Year Ended June 30, 2008	Year Ended June 30, 2009
	2005	2006
(in millions, except as noted)
Statement of Operations Data:
Net revenue	$1,515.2	$1,608.0	$1,271.8	$422.2	$1,694.0	$1,817.7	$1,639.5
Cost of products sold	1,118.6	1,195.9	973.1	333.0	1,306.1	1,360.1	1,234.3

Gross margin	396.6	412.1	298.7	89.2	387.9	457.6	405.2
Selling, general and administrative expenses	228.7	263.6	220.6	71.1	291.7	305.6	279.4
Impairment charges and loss /(gain) on sale on assets	74.3	8.8	(1.3)	(0.2)	(1.5)	316.6	195.2
In-process research and development (IPR&D)	—	—	—	112.4	112.4	—	—
Restructuring and other special items	74.7	11.8	22.0	25.5	47.5	23.7	20.2

Operating earnings/(loss)	18.9	127.9	57.4	(119.6)	(62.2)	(188.3)	(89.6)
Interest expense, net	17.1	6.8	8.9	44.1	53.0	201.2	181.6
Other (income)/expenses, net	0.9	1.7	0.1	0.7	0.8	144.6	(14.5)

Earnings/(loss) from continuing operations before income taxes and minority interest	0.9	119.4	48.4	(164.4)	(116.0)	(534.1)	(256.7)
Income tax (Benefit)/expense	(12.4)	31.0	1.5	(20.0)	(18.5)	(82.1)	16.8
Minority interest, net of tax expense/(benefit) (2)	(13.0)	2.0	3.9	0.7	4.6	3.5	(0.6)

Earnings/(loss) from continuing operations	26.3	86.4	43.0	(145.1)	(102.1)	(455.5)	(272.9)
Earnings/(loss) from discontinued operations, net of tax (3)	(12.4)	(35.4)	(18.1)	(5.2)	(23.3)	(84.2)	(35.2)

Net earnings/(loss)	$13.9	$51.0	$24.9	$(150.3)	$(125.4)	$(539.7)	$(308.1)

	Predecessor		Successor
	June 30,		June 30,
	2005	2006	2007	2008	2009
	(unaudited)
Balance Sheet Data (at period end)
Cash and cash equivalents	$114.1	$133.6	$82.7	$72.4	$63.9
Goodwill	722.9	704.2	1,421.7	1,291.3	1,082.7
Total assets	2,534.8	2,566.1	3,890.3	3,704.3	3,131.8
Long term debt, including current portion	80.5	41.6	2,312.0	2,411.5	2,347.3
Total liabilities	576.9	505.6	2,973.1	3,112.3	3,051.3
Total parent company/shareholder’s equity	1,952.3	2,056.2	910.6	588.9	80.7

	Predecessor			Successor	Combined	Successor
	Year Ended June 30,		For the Period July 1, 2006 to April 9, 2007	For the Period April 10, 2007 to June 30, 2007	Year Ended June 30, 2007	Year Ended June 30, 2008	Year Ended June 30, 2009
	2005	2006
					(unaudited)
Other Financial Data:
Capital Expenditures	222.1	102.0	104.6	18.8	123.4	84.8	83.7
Ratio of earnings to fixed charges (4)	—	7.2x	4.9x	—	—	—	—

Net cash provided by (used in) continuing operations:
Operating activities	203.0	130.8	182.3	69.8	252.1	83.3	69.1
Investing activities	(222.2)	(99.2)	(83.7)	(3,303.9)	(3,387.6)	(83.7)	(81.5)
Financing activities	16.9	(24.9)	(208.3)	3,289.9	3,081.6	(11.7)	10.5
Net cash provided by (used in) discontinued operations	(5.1)	—	(15.3)	0.3	(15.0)	(10.3)	1.0
Effect of foreign currency	(5.3)	12.8	13.9	4.1	18.0	12.1	(7.6)

(1)	The combined results of the Successor and the Predecessor are not necessarily comparable due to the change in the basis of accounting resulting from the Acquisition and the change in the capital structure, which primarily impact depreciation and amortization expense, in-process research and development, gross margin, selling, general and administrative expenses and interest expense. We have disclosed the impact of the change in basis of accounting for each of these captions in Management’s Discussion and Analysis of Financial Condition and Results of Operations. While the presentation of the fiscal 2007 results on this combined basis does not comply with U.S. GAAP, management believes that this provides useful information to assess the relative performance of the businesses in all periods presented in the financial statements.
(2)	Minority interest, net of tax expense/(benefit) includes tax expense/(benefit) of $6.7 million in fiscal 2005, $(2.2) million in fiscal 2006, $(3.2) million for the period July 1, 2006 to April 9, 2007, $(0.5) million for the period April 10, 2007 to June 30, 2007, $(3.7) million in fiscal 2007 on a combined basis, $(0.3) million for the fiscal 2008 and $(0.1) for fiscal 2009.
(3)	Loss from discontinued operations, net of tax provision/ (benefit) of $1.6 million in fiscal 2005, $4.3 million in fiscal 2006, $4.7 million for the period July 1, 2006 to April 9, 2007, $(3.5) million for the period April 10, 2007 to June 30, 2007, $1.2 million in fiscal 2007 on a combined basis, $(2.9) million for fiscal 2008 and $(1.8) for fiscal 2009.
(4)	The ratio of earnings to fixed charges is calculated by dividing the sum of earnings (loss) from continuing operations before income taxes, equity in earnings (loss) from non-consolidated investments and fixed charges, by fixed charges. Fixed charges consist of interest expenses, capitalized interest and imputed interest on our leased obligations. For Predecessor’s fiscal year 2005, for the Successor’s period April 10, 2007 to June 30, 2007 and year ended June 30, 2007 on a combined basis and fiscal years 2008 and 2009, earnings were insufficient to cover fixed charges by $3.0 million, $ 164.1 million, $102.7 million, $533.0 and $255.6 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are one of the leading providers of advanced dose form and packaging technologies, and development, manufacturing and packaging services for pharmaceutical, biotechnology and consumer healthcare companies. Our proprietary drug delivery and packaging technologies help our customers achieve their desired clinical and market outcomes and are used in many well-known products. As part of a strategy to streamline and focus operations, the business was reorganized at the end of June 2007 into three operating segments: Oral Technologies, Sterile Technologies and Packaging Services. This reorganization better aligns the Company with its customers and markets and provides for improved management accountability and strategic decision making within each segment. Previously, we operated our business in six segments: Softgel, Modified Release, Sterile Injectables, Sterile Blow-Fill-Seal, Packaging Services and Analytical and Other. As part of the reorganization, the Oral Technologies segment includes the Softgel and Modified Release business, and the Sterile Technologies segment includes the Sterile Injectables and Sterile Blow-Fill-Seal businesses as well as portions of the Other segment. The Packaging Services segment remains the same as previously reported.

•

Oral Technologies. We provide formulation, development and manufacturing services for most of the major oral dose forms on the market today. Our advanced oral drug delivery technologies are used in many well-known customer products and include proprietary delivery technologies for drugs, and consumer health products. We also provide formulation, development and manufacturing for conventional oral dose forms, including controlled release formulations, as well as tablets and capsules. There are twelve Oral Technologies facilities in nine countries, including three in North America, five in Europe, two in South America and two in the Asia-Pacific region. Our Oral Technologies segment represented approximately 57% of total net revenue for fiscal 2009 on a combined basis before inter-segment eliminations.

•

Sterile Technologies. We produce nearly every type of major sterile dose form used in the prescription drug and biologic market today. In addition, this segment provides biologic cell line development and analytical and scientific consulting services. Sterile drugs may be injected, inhaled, or applied to the eye, ear, or other areas, and we offer both proprietary and traditional dose forms necessary for these separate routes of administration. For injectable drugs, we provide formulation and development for injectables as well as lyophilization (freeze drying) for otherwise unstable drugs and biologics. We also fill drugs or biologics into vials, pre-filled syringes, bags and other sterile delivery formats. For respiratory, ophthalmic and other routes of administration, our blow-fill-seal technology provides integrated dose form creation and filling of sterile liquids in a single process, which offers cost and quality benefits for our customers. The complexity of aseptic manufacturing, high start-up capital requirements, long lead time and stringent regulatory requirements serve as significant barriers to market entry. We have four Sterile Technologies manufacturing facilities, including two in North America and two in Europe, plus two analytical and scientific laboratory facilities in North America. Our Sterile Technologies segment represented approximately 16% of total net revenue for fiscal 2009 on a combined basis before inter-segment eliminations.

•

Packaging Services. We provide extensive packaging services for thousands of pharmaceuticals, biologics, consumer health and veterinary products, both on a standalone basis and as part of integrated supply-chain solutions that span both manufacturing and packaging. Our Packaging Services segment offers contract packaging services (packaging drugs in blisters, bottles, pouches and unit-doses), printed components (creating package inserts or folding cartons) and clinical trial supply services (providing packaging, inventory and logistics management for clinical trials). We operate through a network of thirteen Packaging Services facilities including eight in North America and five facilities in Europe. Our Packaging Services segment represented approximately 27% of total net revenue for fiscal 2009 on a combined basis before inter-segment eliminations.

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

Historical Ownership by Cardinal

We historically operated as a portion of the PTS business segment of Cardinal and not as a stand-alone company. The financial statements for all periods prior to April 10, 2007 included herein reflect the operations that were acquired as part of the Acquisition and have been derived from the historical consolidated financial statements of Cardinal using the historical results of our operations and the historical basis of our assets and liabilities.

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

Recent Developments

On July 31, 2009, the Company executed a new $300.0 million U.S. forward starting swap agreement, which will be effective June 30, 2010 and mature on April 10, 2013. The hedging instrument has a fixed rate of 3.219% and will be indexed based on a one month USD LIBOR-rate in order to hedge our variable interest rate debt.

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

Subsequent to June 30, 2009, the Company closed its Pennsauken printing facility and converted existing services to Moorestown, New Jersey. In addition, the Company expanded its capabilities by investing in additional technology and equipment at Moorestown to develop and offer new services. The Company recorded approximately $1.0 million in employee-related restructuring charges which were recognized during the period of closure. In addition, related to the closure, the Company recorded an asset impairment charge of $1.2 million through the fiscal year ending June 30, 2009.

Critical Accounting Policies and Estimates

The following disclosure is provided to supplement the descriptions of Catalent’s accounting policies contained in Note 1 to the consolidated financial statements in regard to significant areas of judgment. Management was required to make certain estimates and assumptions during the preparation of its consolidated financial statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our consolidated financial statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.

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

Operational Expenses

Cost of products sold consists of direct costs incurred to manufacture and package products and costs associated with supplying other revenue-generating services. Cost of products sold includes labor costs for employees involved in the production process and the cost of raw materials and components used in the process or product. Cost of products sold also includes labor costs of employees supporting the production process, such as production management, quality, engineering, and other support services. Other costs in this category include the external research and development costs, depreciation of fixed assets, utility costs, freight, operating lease expenses and other general manufacturing expenses.

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

Long-lived and Other Definite Lived Intangible Assets

We allocate the cost of an acquired company to the tangible and identifiable intangible assets and liabilities acquired, with the remaining amount being recorded as goodwill. Certain intangible assets are amortized over their estimated lives, while in-process research and development is recorded as a charge to product development expense in the statements of operations on the acquisition date.

We assess the impairment of identifiable intangibles if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Factors that we consider important which could trigger an impairment review include the following:

•	Significant under-performance relative to historical or projected future operating results;

•	Significant changes in the manner of use of the acquired assets or the strategy of the overall business;

•	Significant negative industry or economic trends; and

•	Recognition of goodwill impairment charges.

If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on fair value, which we derive either by the estimated cash flows expected to result from the use of the asset and its eventual disposition or on assumptions we believe marketplace participants would utilize and comparable marketplace information in similar arms length transactions. We then compare that to the asset’s carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over its estimated fair value. Significant estimates and judgments are required when estimating such fair values. If it is determined that these assets are impaired, an impairment charge would be recorded and the amount could be material. During fiscal 2009 and 2008, we recorded asset impairment charges relating to property and equipment as well as other definite-lived intangible assets. See Notes 5 and 16 to the audited Consolidated Financial Statements for further discussion.

Restructuring and Minority Interest

Restructuring and other special items consist of costs associated with our restructuring plans as well as other infrequent, non-recurring or unusual in nature charges or credits, such as settlements of significant lawsuits and retention bonuses or employee-related restructuring charges associated with facility closings. The majority of our restructuring costs consist primarily of employee-related costs (including severance payments), exit costs (including lease termination costs) and asset impairments.

Minority interest, net of tax expense/(benefit) represents the removal of the minority interest partner’s share of the earnings of our joint venture in one of our Oral Technologies manufacturing facilities in Europe.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances when it is assessed that all or a portion of the receivable will not be collected. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation to the Company, and the condition of the general economy and the customer’s industry. The Company writes off accounts receivable when they become uncollectible. The Company also maintains allowances to reserve for potential credits issued to customers or other revenue adjustments. We monitor the collectability of our receivable portfolio by analyzing the aging of our accounts receivable accounts, assessing credit worthiness of our customers and evaluating the impact of changes in economic conditions that may impact credit risks. If the frequency or severity of customer defaults changes due to changes in customers’ financial condition or general economic conditions, our allowance for uncollectible accounts may require adjustment.

Allowance for inventory obsolescence

The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected, additional inventory write-downs may be required resulting in a charge to income in the period such determination was made.

Goodwill

The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize and comparative market information. Goodwill and other indefinite-lived intangible assets are tested for impairment and written down to fair value, in accordance with SFAS No. 142. The Company’s impairment analysis is partially based on a discounted cash flow analysis and incorporates assumptions that it believes marketplace participants would utilize. The discount rate used for impairment testing is based on the risk-free rate plus an adjustment for market and company-specific risk factors. The use of alternative estimates or adjusting the discount rate used could affect the estimated fair value of the assets and potentially result in more or less impairment. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company has elected to perform its annual impairment analysis during its fourth fiscal quarter. During fiscal 2009 and 2008, as a result of its interim impairment analyses, the Company recorded impairment changes related to goodwill. See Note 4 to the Consolidated Financial Statements for further discussion.

Risk Management

The Company uses derivative instruments as part of its overall strategy to manage its exposure to market risks primarily associated with fluctuations in interest rates. As a matter of policy, the Company does not use derivatives for trading or speculative purposes.

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

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161), amends and expands the disclosure requirements of FASB Statement No. 133 (SFAS No. 133) with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

Equity-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 Revised (FAS 123R), Share-Based Payment. FAS 123R requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense is determined using the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate. The Company’s parent, PTS Holdings Corp., has a stock incentive plan for the purposes of retaining certain key employees and directors.

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

The FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”) which is an interpretation of SFAS No.109, “Accounting for Income Taxes” (“FAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS 109. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Effective July 1, 2007, the Company adopted the provisions of FIN 48. As a result, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of June 30, 2009, the Company had a total of $34.4 million of unrecognized tax benefits.

New Accounting Pronouncements

Refer to Note 1 to the consolidated financial statements for a description of recent accounting pronouncements.

Trends Affecting Our Business

We estimate that pharmaceutical and biotechnology companies spent approximately $130 billion worldwide on outsourcing in 2009, of which we estimate approximately $13 billion was spent on Oral Technologies, Sterile Technologies, and Packaging Services. In Fiscal 2009, we experienced a net reduction of product packaging outsourced by our customers as they transferred such volumes to in-house capacity. We expect several key trends to continue to provide robust growth for the outsourcing market, and we expect to further extend our market position in the categories in which we compete.

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

We expect the growth in sterile injectable drugs to continue to outpace the growth in the remainder of the global prescription drug market, as many newer classes of drugs can only be delivered by injection due to their molecular structure. Market requirements relating to anti-counterfeiting, improved patient compliance and ease of administration are expected to drive demand for innovative dosage forms and package design. Finally, we believe a reimbursement shift towards patient self-administered drugs may favor dose forms and packaging innovation that can help improve outcomes by enabling better patient compliance with drug regimens.

Results of Operations

Use of EBITDA

Management measures operating performance based on net earnings before interest expense, expense/ (benefit) for income taxes and depreciation and amortization (“EBITDA”). EBITDA is defined as consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense and depreciation and amortization. The term EBITDA is not defined under US GAAP. EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with US GAAP and is subject to important limitations.

We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. We believe that EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. We also believe EBITDA is useful to assess our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures. We use EBITDA for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that EBITDA will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates depreciation and amortization expense. In addition, the Company evaluates the performance of its segments based on segment earnings before minority interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”).

SEC rules regulate the use in filings with the SEC of “non-GAAP financial measures,” such as EBITDA and segment EBITDA that are derived on the basis of methodologies other than in accordance with US GAAP. We present certain non-GAAP measures in order to provide supplemental information that we consider relevant for the readers of the financial statements, and such information is not meant to replace or supersede US GAAP measures. The non-US GAAP measures may not be the same as similarly titled measures used by other companies.

Use of Constant Currency

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this Annual Report on Form 10-K, we calculate constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as excluding the impact of foreign exchange. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with GAAP.

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

Based on the results of the Company’s interim assessments of goodwill for impairment, it was determined that the carrying value of the Packaging Services reporting unit exceeded the estimated fair value, at December 31, 2008 and March 31, 2009. As a result, the Company identified a partial impairment of goodwill and recorded a non-cash charge of $54.9 million and $8.5 million at December 31, 2008 and March 31, 2009, respectively, in the March 31, 2009 Consolidated Statements of Operations. Also, during the three months ended March 31, 2009, the Company evaluated the Blow-Fill-Seal reporting unit within the Sterile Technologies segment and concluded that its carrying value exceeded the fair value and recorded a partial goodwill impairment of $46.7 million. During the fourth quarter of 2009, we completed our annual impairment tests of goodwill and given that there were no significant changes from the previous market conditions or the amount of the reporting units’ cash flows, including the carrying value of assets and liabilities, no additional impairment charges were required for fiscal year 2009.

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

As of October 1, 2008, the Company designated its Euro-denominated senior subordinated notes and Euro-denominated term loan (“Euro-denominated debt”) as an effective economic hedge of the Company’s net investment in its Euro-denominated subsidiaries for financial reporting purposes and thus, recorded unrealized gains of $25.6 million related to foreign currency transactions within Accumulated Other Comprehensive Income (Loss) on the Balance Sheets at June 30, 2009. Prior to the second quarter of fiscal 2009, $54.2 of unrealized foreign currency gains on our Euro-denominated debt was recorded within other (income)/expense in our Consolidated Statement of Operations.

Fiscal Year Ended June 30, 2009 compared to Fiscal Year Ended June 30, 2008

Results for the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 are as follows:

			Increase/Decrease
	Fiscal Year Ended 2009	Fiscal Year Ended 2008	Change $	Change %
(in millions)
Net revenue	$1,639.5	$1,817.7	$(178.2)	-10%
Cost of products sold	1,234.3	1,360.1	(125.8)	-9%

Gross margin	405.2	457.6	(52.4)	-11%
Selling, general and administrative expenses	279.4	305.6	(26.2)	-9%
Impairment charges and (gain)/loss on sale of assets	195.2	316.6	(121.4)	-38%
Restructuring and other special items	20.2	23.7	(3.5)	-15%

Operating earnings	(89.6)	(188.3)	98.7	-52%
Interest expense, net	181.6	201.2	(19.6)	-10%
Other (income) expense, net	(14.5)	144.6	(159.1)	*

Earnings/(loss) from continuing operations before income taxes and minority interest	(256.7)	(534.1)	277.4	-52%
Provision/(benefit) for income taxes	16.8	(82.1)	98.9	*
Minority interest (income)/expense	(0.6)	3.5	(4.1)	*

Earnings/(loss) from continuing operations	(272.9)	(455.5)	182.6	-40%
Loss from discontinued operations, net of tax	(35.2)	(84.2)	49.0	-58%

Net earnings/(loss)	$(308.1)	$(539.7)	$231.6	-43%

*	Percentage not meaningful

Net Revenue

Net revenue decreased 10% or $178.2 million compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted our revenue by approximately seven percentage points or $119.2 million. Excluding the impact of foreign exchange, net revenue decreased by $59.0 million or 3% in fiscal 2009, primarily due to a decline in demand within our Packaging Services segment This decline in demand within the Packaging Services facilities was driven partially by a reduction in certain customers’ volumes due to market demand and certain customers’ decisions to utilize their own facilities versus those of an outsource provider for their packaging needs.

Gross Margin

Gross margin decreased $52.4 million or 11% compared to the same period a year ago. The stronger U.S. dollar decreased our gross margin by approximately six percentage points or $27.8 million. The fiscal year 2008 included a non-cash inventory write-down of approximately $10.0 million at one of our Oral Technologies facilities. Excluding the impact of foreign exchange and non-recurring items, gross margin decreased by $34.6 million, primarily due to revenue demand decreases within our Packaging Services segment as discussed in our net revenue paragraph above.

Selling, General and Administrative expense

Selling, general and administrative expenses decreased by approximately 9% or $26.2 million compared to the comparable period in the prior fiscal year. The stronger U.S. dollar decreased our selling, general and administrative expenses by $15.0 million compared to the prior fiscal year. The fiscal year 2009 included an expense of $4.7 million for severance and transition costs related to the replacement of our Chief Executive Officer. Excluding the impact of foreign exchange and non-recurring items, selling, general and administrative expenses decreased $15.9 million as compared to the same period in the prior fiscal year, primarily due to various cost saving initiatives and headcount reductions implemented throughout the fiscal year.

Goodwill Impairment and Other Definite-Lived Intangible Assets

During fiscal 2009, we completed goodwill impairment assessments in accordance with SFAS 142. These analyses were comprised of estimating the fair values of each of the Company’s reporting units by using the expected present value of future cash flows and other market factors and then comparing those fair values to their related carrying amounts. These evaluations resulted in non-cash charges to goodwill impairment of $106.1 million within the Sterile Technologies and Packaging Services segment as a result of the implied fair value being less than the carrying value of its goodwill. In conjunction with the goodwill impairments identified in fiscal 2009, the Company completed reviews of the impairment of other definite-lived intangible assets under SFAS No. 144 within the Packaging Services segment for recoverability and recorded a non-cash charge to other definite lived intangible assets impairments of $3.3 million within the Packaging Services segment relating to customer relationship intangible assets. In addition, the Company made a determination that certain other definite-lived intangible assets within the Sterile Technologies segment had become impaired as a result of unfavorable business performance during fiscal 2009. The Company performed an evaluation of these assets, which resulted in an impairment charge to other definite-lived intangible assets of $38.2 million on the Consolidated Statements of Operations. Impairment charges are recorded within the Consolidated Statements of Operations as Impairment charges and loss/ (gain) on sale of asset.

The Company recorded a non-cash $239.0 million goodwill impairment charge within the Packaging Services segment in fiscal year 2008. Also, during fiscal 2008 we made a determination that certain other definite lived intangible assets within the Oral Technologies and Packaging Services segment had become impaired as a result of unfavorable business performance. This review resulted in $11.6 million impairment charge to other definite lived intangible assets and is recorded within the Consolidated Statements of Operations as impairment charges and loss/ (gain) on sale of asset.

Property and Equipment Impairment Charges and (Gain)/Loss on Sale of Assets

During the fiscal year 2009, the Company completed goodwill impairment assessments under SFAS No. 142, which resulted in a non-cash charge to goodwill impairment on the Consolidated Statements of Operations. In conjunction with the goodwill impairment, the Company completed the required review of long-lived assets under SFAS 144 within the Packaging Services segment to test for recoverability and recorded a non-cash charge of $21.1 million. In addition, during fiscal 2009, the Company made a determination that certain property and equipment within the Sterile Technologies segment had become impaired. The Company performed an evaluation of these long-lived assets, which resulted in a $24.9 million non-cash impairment charge in the Consolidated Statements of Operations. In addition, during fiscal year 2009 we recorded a net loss on the sale of assets amounting to $1.6 million. Impairment charges are recorded within the Consolidated Statements of Operations as impairment charges and gain/ (loss) on sale of assets.

During the fourth quarter of fiscal 2008, we completed our required annual goodwill impairment assessment under SFAS 142. In conjunction with recording this goodwill impairment, the Company completed the required review of long-lived assets under SFAS 144 within the Packaging Services segment to test for recoverability and recorded a non-cash charge of $42.6 million within the Packaging Services segment. In addition, during fiscal 2008, we made a determination that certain property and equipment within the Oral Technologies segment and within the Sterile Technologies segment had become impaired as a result of unfavorable business performance during the fiscal year. We performed an evaluation of these long lived assets, which resulted in a $62.2 million non cash impairment charge to property and equipment impairment and is recorded within the Consolidated Statements of Operations as impairment charges and loss/ (gain) on sale of asset.

Restructuring and Other Special Items

Restructuring and other special items decreased by $3.5 million to $20.2 million for the fiscal year ended June 30, 2009 compared to the same period in 2008. The decrease was primarily a result of significant restructuring expense needed in the prior fiscal year due to the separation from Cardinal.

Interest Expense, net

Interest expense, net decreased by $19.6 million for the fiscal year ended June 30, 2009 compared to the same period ended June 30, 2008 primarily due to a lower interest rate on our floating-rate term loan.

Other (Income) Expense, net

Other expense, net decreased by $159.1 million for the fiscal year ended June 30, 2009 compared to the same period of the prior fiscal year, primarily as a result of $113.2 million of non-cash unrealized foreign currency translation losses recorded in the prior fiscal year on our Euro-denominated long-term debt compared to $54.2 million of non-cash foreign currency translation gains recorded in the current year. In addition, the Company recorded non-cash unrealized and realized foreign currency losses of $27.8 million during the fiscal year 2009 compared with $38.2 million of unrealized and realized losses in the fiscal year 2008. These decreases were partially offset by a $13.1 million increase in unrealized losses on our foreign denominated interest rate swaps in the current fiscal year and a $3.8 million gain on debt repurchases in the fiscal year 2008.

Provision/(Benefit) for Income Taxes

The provision/ (benefit) for income taxes relative to earnings/ (loss) before income taxes, minority interest and discontinued operations was (6.54) % and 15.4% in fiscal 2009 and 2008, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences (including goodwill impairment), restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%. Our fiscal 2009 provision for income taxes was $16.8 million and relative to losses before income taxes of $(256.7) million, resulted in an effective tax rate of (6.54)%. Our fiscal 2008 benefit for income taxes was $(82.1) million and relative to losses before income taxes of $(534.1) million resulted in an effective tax rate of 15.4%.

Segment Review

Our results on a segment basis for the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008.

	Fiscal Year Ended 2009	Fiscal Year Ended 2008	Increase/ (Decrease)
(in millions)			$	%
Oral Technologies
Net revenue	$956.7	$1,039.0	$(82.3)	-8%
Segment EBITDA	214.8	229.4	(14.6)	-6%

Sterile Technologies
Net revenue	278.5	293.5	(15.0)	-5%
Segment EBITDA	27.5	40.7	(13.2)	-32%

Packaging Services
Net revenue	451.4	531.3	(79.9)	-15%
Segment EBITDA	28.4	61.9	(33.5)	-54%

Inter-segment revenue elimination	(47.1)	(46.1)	(1.0)	2%

Unallocated costs(1)	(207.8)	(510.1)	302.3	-59%

Combined Total
Net revenue	1,639.5	1,817.7	(178.2)	-10%
EBITDA from continuing operations	$62.9	$(178.1)	241.0	*

*	Percentage not meaningful
(1)	Unallocated costs includes special items, equity-based compensation, impairment charges, certain other Corporate directed costs, and other costs that are not allocated to the segments as follows:

	Fiscal Year Ended 2009 (in millions)	Fiscal Year Ended 2008 (in millions)
Impairment charges and (gain)/loss on sale of assets	$(195.2)	$(316.6)
Equity compensation	0.3	(8.2)
Restructuring and other special items	(20.2)	(23.7)
Transitional costs	(4.7)	—
Sponsor advisory fee	(10.0)	(10.0)
Minority interest, net	0.6	(3.5)
Other expense, net	14.5	(144.6)
Non-allocated corporate costs, net	6.9	(3.5)

Total unallocated costs	$(207.8)	$(510.1)

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA:

(in millions)	Fiscal Year Ended 2009	Fiscal Year Ended 2008
Earnings/(loss) from continuing operations	$(272.9)	$(455.5)
Depreciation and amortization	137.4	158.3
Interest expense, net	181.6	201.2
Income tax expense (benefit)	16.8	(82.1)

EBITDA	$62.9	$(178.1)

Oral Technologies segment

Net revenues decreased by 8%, or $82.3 million, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted the Oral Technologies segment’s revenue by approximately eight percentage points, or $82.6 million. Excluding the impact of foreign exchange, net revenue was essentially flat, primarily due to increased demand for softgel and controlled release prescription pharmaceutical products, offset by volume declines for softgel VMS and consumer health products.

Segment EBITDA decreased by 6%, or $14.6 million, compared to the same period a year ago. The segment’s EBITDA was unfavorably impacted by the stronger U.S. dollar by approximately seven percentage points, or $17.6 million. Excluding the impact of foreign exchange, Oral Technologies segment’s EBITDA increased by approximately 1%, or $3.0 million, which included the non-recurring, non-cash inventory write-down of approximately $10.0 million in fiscal year 2008. Excluding this non-recurring item, Oral Technologies’ EBITDA decreased by approximately $7.0 million, primarily related to suboptimal capacity utilization at one of our operating sites earlier in this fiscal year.

Sterile Technologies segment

Net revenues decreased by 5%, or $15.0 million, due to lower demand for blow-fill-seal products at one of our facilities as a result of customer loss, and a decrease in demand for analytical science services in North America due to weakened economic conditions. The stronger U.S. dollar negatively impacted the Sterile Technologies segment’s revenue by approximately two percentage points, or $7.3 million. Excluding the impact of foreign exchange, net revenue decreased by approximately 3%, or $7.6 million.

Segment EBITDA decreased by $13.2 million to $27.5 million for fiscal 2009, compared to $40.7 million in the corresponding period in the prior fiscal year. The decrease was primarily due to lower demand for analytical science services in North America driven by the economic downturn. The stronger U.S. dollar had minimal impact on the Sterile Technologies segment’s EBITDA. These declines were offset by a successful flu campaign at our Brussels pre-filled syringe facility.

Packaging Services segment

Net revenues decreased by 15%, or $79.9 million. The stronger U.S. dollar negatively impacted our Packaging Services segment’s revenue growth by approximately six percentage points, or $30.0 million. Excluding the impact of foreign exchange, net revenues decreased by $49.9 million due to reduced demand within most packaging and printing facilities. This decline in demand within the facilities was driven partially by a reduction in certain customers’ volumes due to market demand and certain customers’ decisions to utilize their own facilities versus those of an outsource provider for their packaging needs.

Segment EBITDA decreased 54%, or $33.5 million. Segment EBITDA was also unfavorably impacted by the stronger U.S. dollar by approximately nine percentage points, or $5.7 million. Excluding the impact of foreign exchange, EBITDA decreased 45%, or $27.8 million due to the movement of packaging and printing services by certain customers to either competitors or in-house to their own facilities as discussed above. We believe these decisions by our customers were partially attributable to lower market demand resulting from the economic downturn.

Fiscal Year Ended June 30, 2008 Compared to the Fiscal Year Ended June 30, 2007

The financial statements present our results for the twelve month period ended June 30, 2008 and April 10, 2007 to June 30, 2007 and on a “predecessor basis” for the period July 1, 2006 to April 9, 2007. The Successor was created as a result of the Acquisition of the Predecessor’s businesses from Cardinal on April 10, 2007. See Note 2 of the Consolidated Financial Statements for further discussion of the Acquisition.

Our combined results for the fiscal year ended June 30, 2008 compared to the fiscal year ended June 30, 2007 are as follows:

	Successor		Predecessor	Combined
	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2007	Increase/ (Decrease)
					$	%
(in millions)
Net revenue	$1,817.7	$422.2	$1,271.8	$1,694.0	$123.7	7%
Cost of products sold	1,360.1	333.0	973.1	1,306.1	54.0	4%

Gross margin	457.6	89.2	298.7	387.9	69.7	18%
Selling, general and administrative expenses	305.6	71.1	220.6	291.7	13.9	5%
Impairment charges and (gain)/loss on sale of asset	316.6	(0.2)	(1.3)	(1.5)	318.1	*
In-process research and development	—	112.4	—	112.4	(112.4)	*
Restructuring and other special items	23.7	25.5	22.0	47.5	(23.8)	-50%

Operating earnings	(188.3)	(119.6)	57.4	(62.2)	(126.1)	*
Interest expense, net	201.2	44.1	8.9	53.0	148.2	*
Other expense, net	144.6	0.7	0.1	0.8	143.8	*

Earnings/(loss) from continuing operations before income taxes and minority interest	(534.1)	(164.4)	48.4	(116.0)	(418.1)	*
Provision/(benefit) for income taxes	(82.1)	(20.0)	1.5	(18.5)	(63.6)	*
Minority interest	3.5	0.7	3.9	4.6	(1.1)	-24%

Earnings/(loss) from continuing operations	(455.5)	(145.1)	43.0	(102.1)	(353.4)	*
Loss from discontinued operations, net of tax	(84.2)	(5.2)	(18.1)	(23.3)	(60.9)	*

Net earnings/(loss)	$(539.7)	$(150.3)	$24.9	$(125.4)	$(414.3)	*

*	Percentage not meaningful

Net Revenue

Net revenue increased 7% or $123.7 million compared to the same period a year ago. The weaker U.S. dollar favorably impacted our revenue growth by approximately six percentage points, or $98.2 million. Excluding the impact of foreign exchange rates, net revenue increased by $25.5 million or 2% primarily due to increased volumes and throughput within our Sterile Technologies segment, driven by increased output from our new sterile facility in Belgium, and increased demand for oral pharmaceutical products in our Oral Technologies segment, partially offset by a decline in our Packaging Services segment.

Gross Margin

Gross margin increased by 18%, or $69.7 million compared to the same period a year ago. The gross margin for fiscal 2008 included a non-cash inventory charge and other adjustments of approximately $11.0 million within our Oral Technologies segment. The weaker U.S. dollar increased our gross margin by six percentage points or $25.3 million. Excluding these items, gross margin increased by 14% or $55.4 million.

The gross margin increase of 14% was primarily due to increased revenues and improved utilization at our sterile facilities and strength in controlled release and Zydis® formats in our Oral Technologies segment.

Selling, General and Administrative expense

Selling, general and administrative expenses increased by approximately 5%, or $13.9 million, compared to the comparable period in the prior fiscal year. Selling, general and administrative expenses in fiscal 2008 included additional depreciation and amortization expenses of approximately $30.1 million associated with the intangibles recorded in connection with the Acquisition and the increase in the value of property, plant and equipment recorded as part of the Acquisition. In addition, the weaker U.S. dollar increased our selling, general and administrative expenses by $13.2 million compared to the comparable period of the prior year. These expenses were offset by SFAS 123(R) stock-based compensation expenses, which decreased by $28.0 million compared to the prior fiscal year when there was an acceleration of vesting of Predecessor equity programs. Excluding the fair value adjustments, the impact of foreign exchange rates and the lower level of equity-based compensation, selling, general and administrative expenses decreased by $1.4 million, or less than 1%.

Goodwill Impairment and Other Definite Lived Intangible Assets Impairment

During the fourth quarter of fiscal 2008, we completed our required annual goodwill impairment assessment under SFAS 142. This analysis was comprised of estimating the fair values of each of the Company’s reporting units by using the expected present value of future cash flows and other market factors and then comparing those fair values to their related carrying amounts. This evaluation resulted in a non-cash charge to goodwill impairment of $239.0 million within the Packaging Services segment as a result of the implied fair value being less than the carrying value of its goodwill. There was no goodwill impairment recorded in fiscal 2007. We completed the required review of other definite lived intangible assets under SFAS 144 within the Packaging Services segment for recoverability which resulted in a non-cash charge to other definite lived intangible asset impairments of $6.6 million within this segment. In addition, during fiscal 2008 we made a determination that certain other definite lived intangible assets within the Oral Technologies segment had become impaired as a result of unfavorable business performance during fiscal 2008. This review resulted in a $5.0 million impairment charge to other definite lived intangible assets on the statement of operations. There were no intangible asset impairments recorded in fiscal 2007.

Property and Equipment Impairment Charges and (Gain)/Loss on Sale of Asset

Property and equipment impairment charges and (gain)/loss on sale of assets increased by $67.5 million during fiscal 2008 compared to fiscal 2007. During the fourth quarter of fiscal 2008, we completed our required annual goodwill impairment assessment under SFAS 142, which resulted in a $239.0 million charge to goodwill impairment within the Packaging Services segment on the statement of operations. As a result of recording this goodwill impairment, the Company completed the required review of long-lived assets under SFAS 144 within the Packaging Services segment to test for recoverability and recorded a non-cash charge of $42.6 million within the Packaging Services segment. In addition, during fiscal 2008, we made a determination that certain property and equipment within the Oral Technologies segment and within the Sterile Technologies segment had become impaired as a result of unfavorable business performance during the fiscal year. We performed an evaluation of these long lived assets, which resulted in a $62.2 million non cash impairment charge to property and equipment impairment on the statement of operations. During fiscal 2007, we recorded a $5.0 million gain on the sale of a business in our Oral Technologies segment, partially offset by a change in our expected use of certain assets related to the Sterile Technologies segment.

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

Other Expense, net

Other expense, net increased by $143.8 million for fiscal 2008, primarily as a result of non-cash unrealized losses recorded on our Euro-denominated long-term debt obligations of $113.2 million and foreign currency intercompany loans denominated in non—U.S. dollar currencies of $38.2 million during fiscal 2008. The non-cash unrealized transaction losses related to our Euro-denominated long-term debt obligations are currently recorded to other expense, net on our statement of operations. For intercompany loans that are not permanently reinvested, the impact of translating these loans to U.S. dollar equivalent is recorded in the statement of operations. These unrealized losses on foreign currency were partially offset by a $3.8 million gain recorded in connection with the repurchase of 9.5 million Euros of our 9 3/4% Senior Subordinated Notes and $2.2 million gain related to our Euro-denominated interest rate swap recorded during fiscal 2008.

Provision/ (Benefit) for Income Taxes

The provision/(benefit) for income taxes relative to earnings/(loss) before income taxes, minority interest and discontinued operations was 15.4% and 15.9% in fiscal 2008 and 2007, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences (including goodwill impairment), restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%. Our fiscal 2008 benefit for income taxes was $(82.1) million and relative to losses before income taxes of $(534.1) million resulted in an effective tax rate of 15.4%. Our fiscal 2007 benefit for income taxes was $(18.5) million and relative to losses before income taxes of $(116.1) million resulted in an effective tax rate of 15.9%.

Segment Review

Our results on a segment basis for the period fiscal year 2008 and April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007 are as follows:

	Successor		Predecessor	Combined
	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2007	Increase/ (Decrease)
(in millions)					$	%
Oral Technologies
Net revenue	$1,039.0	$239.1	$704.2	$943.3	$95.7	10%
Segment EBITDA	229.4	42.3	156.1	198.4	31.0	16%

Sterile Technologies
Net revenue	293.5	63.8	179.1	242.9	50.6	21%
Segment EBITDA	40.7	6.1	(2.2)	3.9	36.8	*

Packaging Services
Net revenue	531.3	129.1	422.6	551.7	(20.4)	-4%
Segment EBITDA	61.9	15.9	49.2	65.1	(3.2)	-5%

Inter-segment revenue elimination	(46.1)	(9.8)	(34.1)	(43.9)	(2.2)	5%

Unallocated costs(1)	(510.1)	(148.9)	(73.7)	(222.6)	(287.5)	*

Combined Total
Net revenue	1,817.7	422.2	1,271.8	1,694.0	123.7	7%
EBITDA from continuing operations	$(178.1)	$(84.6)	$129.4	$44.8	$(222.9)	*

*	Percentage not meaningful
(1)	Unallocated costs includes special items, equity-based compensation, impairment charges, certain other Corporate directed costs, and other costs that are not allocated to the segments as follows:

	Successor		Predecessor Combined
(in millions)	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2007
Impairment charges and gain/(loss) on sale of assets	$(316.6)	$0.2	$1.3	$1.5
Equity compensation	(8.2)	(1.0)	(35.1)	(36.1)
Restructuring and other special items	(23.7)	(25.5)	(22.0)	(47.5)
In-process research and development	—	(112.4)	—	(112.4)
Sponsor advisory fee	(10.0)	(2.2)	—	(2.2)
Minority interest, net	(3.5)	(0.7)	(3.9)	(4.6)
Other, net	(144.6)	(0.7)	(0.1)	(0.8)
Cardinal allocation	—	—	(53.1)	(53.1)
Non-allocated corporate costs, net	(3.5)	(6.6)	39.2	32.6

Total unallocated costs	$(510.1)	$(148.9)	$(73.7)	$(222.6)

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA:

	Successor		Predecessor
(in millions)	Fiscal Year Ended June 30, 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007
Earnings/(loss) from continuing operations	$(455.5)	$(145.1)	$43.0
Depreciation and amortization	158.3	36.4	76.0
Interest expense, net	201.2	44.1	8.9
Income tax (benefit)/expense	(82.1)	(20.0)	1.5

EBITDA	$(178.1)	$(84.6)	$129.4

Oral Technologies segment

Net revenues increased by 10%, or $95.7 million, for fiscal 2008 compared to the corresponding period in the prior fiscal year. The weaker U.S. dollar favorably impacted the Oral Technologies segment’s revenue growth by approximately 7% , or $66.0 million. Excluding the benefit of foreign exchange rates, net revenue increased by 3% or $29.7 million primarily due to increased demand for oral pharmaceutical products, particularly products in our controlled release and Zydis® formats. The increased demand was driven by a mix of new customer products as well as increased volumes on existing customer products.

Segment EBITDA increased by 16%, or $31.0 million, for fiscal 2008 compared to the corresponding period in the prior fiscal year. During fiscal 2008, one of our European manufacturing facilities recorded a non-cash inventory charge and other adjustments of approximately $11.0 million. In addition, the segment’s EBITDA was favorably impacted by the weaker U.S. dollar by approximately 6%, or $14.1 million. Excluding the impact of these items, the Oral Technologies segment’s EBITDA increased by approximately 12%, or $27.9 million, primarily due to increased revenues within the controlled release and Zydis® businesses.

Sterile Technologies segment

Net revenues increased by 21%, or $50.6 million, due to increased volumes at the majority of the sterile manufacturing facilities, including increased demand for flu vaccine products manufactured at our new pre-filled syringe facility in Belgium. The weaker U.S. dollar favorably impacted the Sterile Technologies segment’s revenue growth by approximately 5% , or $11.2 million.

Segment EBITDA increased by $36.8 million to $40.7 million for fiscal 2008, compared to $3.9 million in the corresponding period in the prior fiscal year. The increase was primarily due to increased revenues and improved utilization of our sterile facilities, including the ramp-up of our new facility in Belgium. The weaker U.S. dollar favorably impacted the Sterile Technologies segment’s EBITDA growth by approximately $1.2 million.

Packaging Services segment

Net revenues decreased by 4%, or $20.4 million. The weaker U.S. dollar favorably impacted our Packaging Services segment’s revenue growth by approximately 3%, or $18.5 million; excluding this benefit, revenues decreased by $38.9 million due to reduced demand within our North American packaging and printing facilities. The decline in demand within our North American facilities was driven partially by a reduction in certain customers’ volumes due to market demand and certain customers’ decisions to utilize their own facilities versus those of an outsource provider for their packaging needs.

Segment EBITDA decreased by $3.2 million. Segment EBITDA was also favorably impacted by the weaker U.S. dollar by approximately 4%, or $3.4 million. Excluding this benefit, our Packaging Service segment’s EBITDA decreased $6.6 million primarily due to the net revenue decrease within the North American packaging and printing facilities, partially offset by stronger demand in European packaging and printing facilities as well as packaging/warehouse distribution growth.

Liquidity and Capital Resources

Sources and Use of Cash

Our principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of June 30, 2009, our financing needs were supported by $309.0 million of net available capacity in our revolving credit agreement, including a reduction of $5.0 million of outstanding letters of credit. Our revolving credit agreement matures April 10, 2013. As of June 30, 2009, we had outstanding borrowings of $36.0 million under our revolving credit agreement.

The Company has the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its Senior Toggle Notes in lieu of making cash interest payments. While the Company has sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company has elected to do so for the October 15, 2009 interest payment date as an efficient and cost-effective method to further enhance liquidity, in light of the substantial dislocation in the financial markets. The Company must make an election regarding whether subsequent interest payments will be made entirely in cash, entirely through PIK Interest or 50% in cash and 50% in PIK interest not later than the start of the applicable interest period.

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

Cash Flows

Fiscal Year Ended June 30, 2009 Compared to the Fiscal Year Ended June 30, 2008

The following table summarizes our statement of cash flows from continuing operations for the fiscal year ended June 30, 2009 compared with the fiscal year ended June 30, 2008.

(in millions)	Fiscal Year Ended 2009	Fiscal Year Ended 2008	Change
Net cash provided by / (used in)
Operating activities	$69.1	$83.3	$(14.2)
Investing activities	(81.5)	(83.7)	2.2
Financing activities	10.5	(11.7)	22.2

Operating activities

For the fiscal year ended June 30, 2009, cash provided by operating activities was $69.1 million compared to cash provided by operating activities of $83.3 million for the year ended June 30, 2008. The decrease in cash provided by operating activities was mainly driven by a decrease in revenue due to challenging economic conditions in fiscal 2009, primarily due to a decline in demand within our Packaging Services segment. This decline in demand within the facilities is driven partially by a reduction in certain customers’ volumes due to market demand and certain customers’ decisions to utilize their own facilities versus those of an outsource provider for their packaging needs.

Investing activities

For the fiscal year ended June 30, 2009, cash used in investing activities was $81.5 million, a decrease of $2.2 million compared to the fiscal year ended June 30, 2008. This decrease was primarily driven by proceeds received from the sale of assets during fiscal year 2009.

Financing activities

For the fiscal year ended June 30, 2009, cash provided by financing activities was $10.5 million compared to cash used in financing activities of $11.7 million for the fiscal year ended June 30, 2008. Cash provided in the fiscal 2009 period was primarily attributable to short-term borrowings of $36.0 million from our revolving credit facility, partially offset by long-term payments of $22.8 million. Cash used in the fiscal 2008 period was mainly due to an equity contribution of $14.5 million from PTS Intermediate Holdings LLC, long-term borrowings of $44.0 million and reclassification of long-term debt financing cost of $14.2 million, while partially offset by net repayments of $14.9 million in short-term borrowings and long-term debt obligations of $42.6 million.

Cash Flows

Fiscal Year Ended June 30, 2008 Compared to the Fiscal Year Ended June 30, 2007

The following table summarizes our statement of cash flows from continuing operations for the fiscal year ended June 30, 2008 compared with the fiscal year ended June 30, 2007.

	Successor	Successor	Predecessor	Combined
(in millions)	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2007	Change
Net cash provided by / (used in)
Operating activities	$83.3	$69.8	$182.3	$252.1	$(168.8)
Investing activities	(83.7)	(3,303.9)	(83.7)	(3,387.6)	3,303.9
Financing activities	(11.7)	3,289.9	(208.3)	3,081.6	(3,093.3)

Operating activities

For the fiscal year ended June 30, 2008, cash provided by operating activities was $83.3 million compared to cash provided by operating activities of $252.1 million for the combined fiscal year ended June 30, 2007. The decrease in cash provided by operating activities was mainly due to interest payments associated with the Acquisition-related debt as well as payment of approximately $27.2 million to one of the Company’s pension plans during fiscal 2008.

Investing activities

For the fiscal year ended June 30, 2008, cash used in investing activities was $83.7 million, a decrease of $3.4 billion compared to the combined fiscal year ending June 30, 2007. This decrease was primarily driven by the use of $3.3 billion for the Acquisition in fiscal 2007.

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

Debt and Financing Arrangements

At June 30, 2009, the Company had outstanding interest rate swaps, which expire between June 30, 2010 and April 10, 2013, as derivative instruments to manage the risk associated with the Company’s floating rate debt. The unrealized losses on our interest rate swaps that are designated as effective cash flow hedges for accounting purposes were $28.1 million, net of tax and are recorded within Accumulated Other Comprehensive Income on our balance sheet at June 30, 2009. The unrealized losses on our interest rate swaps, which are effective economic hedges but not designated as effective for financial reporting purposes were $10.9 million and are recorded in other expense, net in our Consolidated Statements of Operations for the fiscal year ended June 30, 2009.

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of June 30, 2009, we had six interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans due in April 2014. These agreements include three U.S dollar-denominated, two Euro-denominated and one Yen-denominated interest rate swap agreements.

The current Euro and Japanese Yen interest rate swaps were designed as effective economic hedges but not designated as effective for financial reporting purposes and are included in the Consolidated Statements of Operations as Other (Income)/Expense. Conversely, unrealized gains/losses on the U.S. Dollar interest rate swaps are designated as effective hedges and are included in Accumulated Other Comprehensive Income/(Loss) and the corresponding payables are included in other current liabilities in our Consolidated Balance Sheet.

As of June 30, 2009, the Company was in compliance with all restrictive covenants related to its long-term obligations.

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

Borrowings under the term loan facility and the revolving credit facility bear interest, at our option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest per annum published by The Wall Street Journal from time to time, as the “prime lending rate” and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs.

In addition to paying interest on outstanding principal under our senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The initial commitment fee is 0.50% per annum. The commitment fee may be reduced subject to our attaining certain leverage ratios. We are also required to pay customary letter of credit fees. As of June 30, 2009, the Company had $36.0 million outstanding borrowings under the revolving credit facility.

The senior secured credit facilities are subject to amortization and prepayment requirements and contain certain covenants, events of default and other customary provisions.

Senior Notes

On April 10, 2007, in connection with the Acquisition, we issued $565.0 million of 9  1 /2%/ 10  1/4 % senior PIK-election fixed rate notes due 2015 (“Senior Toggle Notes”). The Senior Toggle Notes are unsecured senior obligations of the Company. Interest on the Senior Toggle Notes is payable semi-annually in arrears on each April 15 and October 15, which commenced on October 15, 2007.

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

Senior Subordinated Notes

On April 10, 2007, in connection with the Acquisition, we issued €225.0 million 9  3/ 4 % Euro-denominated ($300.3 million dollar equivalent at the exchange rate effective on the issue date) Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company (including the senior credit facilities and the Senior Toggle Notes). Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on each April 15 and October 15, such payments commencing on October 15, 2007.

At any time prior to April 15, 2012, we may redeem all or a part of the Senior Subordinated Notes at a redemption price equal to the principal amount plus a “make-whole” premium plus any accrued and unpaid interest to the date of redemption. In addition, before April 15, 2010, we may redeem up to 35% of the Senior Subordinated Notes at a redemption price of 109.75% of their principal amount, plus accrued interest using proceeds from sales of certain kinds of capital stock, provided that after any such redemption, at least 50% of the aggregate principal amount of the Senior Toggle Notes remain outstanding. On and after April 15, 2012, we may redeem the Senior Subordinated Notes at par plus specified declining premiums set forth in the senior subordinated indenture plus any accrued and unpaid interest to the date of redemption. During fiscal 2008, the Company repurchased approximately 9.5 million Euros of its Senior Subordinated Notes which resulted in a gain of approximately $3.8 million reflected in other expense, net of the Consolidated Statement of Operations. There were no repurchases of Senior Subordinated Notes during the fiscal year 2009.

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

During fiscal 2009, on a consolidated basis, our non-guarantor subsidiaries accounted for approximately $1.0 billion, or approximately 63% of our total net revenue, and approximately $47.3 million, or 75% of our total EBITDA from continuing operations of $62.9 million.

As of June 30, 2009, our non-guarantor subsidiaries accounted for approximately $1.2 billion, or 56%, of our total assets (excluding intercompany receivables and goodwill), and approximately $389.6 million, or 53%, of our total liabilities (excluding intercompany liabilities and issuer’s debt of approximately $2.3 billion).

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

The senior credit facility and indentures governing the Senior Toggle Notes and the Senior Subordinated Notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2009, the Company was in compliance with all covenants related to its long-term obligations. Our long-term debt obligations do not contain any financial maintenance covenants.

Subject to certain exceptions, the senior credit agreement and the indentures governing the notes will permit the Company and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans or notes.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we, our affiliates and/or our major equity holders, including Blackstone and its affiliates, may from time to time repurchase our outstanding debt securities, including the Senior Toggle Notes and the Senior Subordinated Notes; and/or our outstanding bank loans in privately negotiated or open market transactions, by tender or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under our existing credit facility. Any new debt may also be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of our debt is currently trading at a discount to the face amount, any such purchases may result in our acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

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

Historical and Adjusted EBITDA

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring and other items that are included in EBITDA and net income as required by various covenants in the indentures governing the notes. Adjusted EBITDA, among other things:

•	does not include non-cash stock-based employee compensation expense and certain other non-cash charges;

•	does not include cash and non-cash restructuring, severance and relocation costs incurred to realize future cost savings and enhance our operations;

•	adds back minority interest expense, which represents minority investors’ ownership of certain of our consolidated subsidiaries and is, therefore, not available to us; and

•	includes estimated cost savings which have not yet been fully reflected in our results.

Our Adjusted EBITDA for the fiscal year ended June 30, 2009 based on the definitions in our indentures is calculated as follows:

Last Twelve Months Ended June 30, 2009
(in millions)
Loss from continuing operations	$(272.9)
Interest expense, net	181.6
Income tax benefit	16.8
Depreciation and amortization	137.4

EBITDA	62.9
Equity compensation(1)	(0.3)
Impairment charges and (gain)/loss on sale of assets(2)	195.2
Restructuring and other special items(3)	20.2
Other non-recurring items(4)	7.3
Unrealized foreign exchange loss/(gain) (included in other expense (income), net)(5)	(18.7)
Other adjustments(6)	0.8
Advisory monitoring fee(7)	10.0

Adjusted EBITDA	$277.4

(1)	Reflects non-cash stock-based employee compensation expense under the provisions of SFAS No. 123R, Share-based Payments.
(2)	Reflects non-cash asset impairment charges and losses from the sale of assets not included in restructuring and special items discussed below.
(3)	Restructuring and other special charges of $20.2 million reflects the following:
•	$16.1 million related to restructuring activities. The restructuring programs focus on various aspects of operations, including closing certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure.
•	$4.1 million related to costs incurred to separate from Cardinal.
(4)	Reflects the following items: $4.7 million of severance and recruiting fees associated with the replacement of our Chief Executive Officer and an additional $2.6 million of other non-recurring items.
(5)	Reflects foreign exchange gain of $29.6 million related to unrealized foreign currency transactions on Euro denominated debt recorded in non-U.S. dollar currencies and unrealized foreign currency translations recorded on intercompany loans that are denominated in other currencies than the U.S. dollar, and loss of $10.9 million related to derivatives in the Euro and Yen swap agreements.
(6)	Reflects other adjustments required in calculating our covenant compliance under the indentures governing our notes, primarily $(0.6) million of minority interest expense, and $1.4 million of severance and relocation costs in selling, general and administrative expenses. However, minority interest expense does not represent EBITDA available to us and we expect to incur severance and relocation costs and franchise taxes in the future.
(7)	Represents amount of sponsor advisory fee. See Note 12 of the unaudited Consolidated Financial Statements.

Interest Risk Management

A portion of the debt used to finance our operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of June 30, 2009 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with our floating USD LIBOR rate debt were designated as effective cash flow hedges. Derivatives used to manage the risk associated with our floating EURIBOR and TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt are effective economic hedges but not designated as effective cash flow hedges for financial reporting purposes.

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

Contractual Obligations

The following table summarizes our future contractual obligations as June 30, 2009:

	2010	2011 -2012	2013 -2014	Thereafter	Total
(in millions)
Long–term debt obligations(1)	$27.0	$43.8	$1,390.6	$882.7	$2,344.1
Capital lease obligations(2)	1.2	2.0	—	—	3.2
Operating leases(3)	14.5	23.3	9.6	17.5	64.9
Purchase obligations(4)	13.5	4.4	0.1	—	18.0
Other long-term liabilities	3.1	4.1	5.5	21.4	34.1

Total financial obligations	$59.3	$77.6	$1,405.8	$921.6	$2,464.3

(1)	Represents maturities of our long-term debt obligations excluding capital lease obligations. Amounts exclude interest expense, as the amounts ultimately paid will depend on amounts outstanding under our secured obligations and interest rates in effect during each period.
(2)	Represents maturities of our capital lease obligations included within long-term debt on our balance sheet and the related estimated future interest payments.
(3)	Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms.
(4)	Purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding and specifying all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. The purchase obligation amounts disclosed above represent estimates of the minimum for which we are obligated and the time period in which cash outflows will occur. Purchase orders and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally cancelled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements as of June 30, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes. We utilize derivative financial instruments, such as interest rate swaps, in order to mitigate risk associated with our variable rate debt.

Interest Rate Risk

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of June 30, 2009, we had six interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans due in April 2014. These agreements include three U.S dollar-denominated, two Euro-denominated and one Yen-denominated interest rate swap agreements.

On July 31, 2009, the Company executed a new $300.0 million U.S. swap agreement, which will be effective June 30, 2010 and terminate on April 10, 2013. The hedging instrument has a fixed rate of 3.219% and will be indexed based on a one month USD LIBOR rate.

On March 26, 2009, the Company executed a new Euro swap agreement with a notional value of $320.0 million, which will be effective June 30, 2010. On April 16, we executed a second new swap denominated in U.S dollars with $460.0 million notional value in order to better contain interest rate risk on our variable rate term loans. These are forward starting swaps, with combined notional value of approximately $780.0 million USD equivalent which will replace approximately $615.0 million USD notional value equivalent that expires on June 30, 2010. The current Euro and Japanese Yen interest rate swaps are economically effective but are not designated as effective for financial reporting and are included in the Consolidated Statements of Operations as Other (Income)/Expense. Conversely, unrealized gains/losses on the U.S. Dollar interest rate swaps are designated as effective hedges and are included in Accumulated Other Comprehensive Income/(Loss) and the corresponding payables are included in other current liabilities in our Consolidated Balance Sheet. A 1% increase in interest rates would increase our annual interest expense by approximately $9.4 million.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Catalent Pharma Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Catalent Pharma Solutions, Inc. and subsidiaries (the Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended June 30, 2009 and 2008, and for the period from April 10, 2007 (formation) to June 30, 2007, and the related combined statements of operations, changes in net investment and cash flows of certain businesses of the Pharmaceutical Technologies and Services segment (“PTS”), which were formerly part of Cardinal Health, Inc. for the period from July 1, 2006 to April 9, 2007. These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalent Pharma Solutions, Inc. and subsidiaries at June 30, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended June 30, 2009 and 2008, and for the period from April 10, 2007 (formation) to June 30, 2007, and the related combined statements of operations, changes in net investment and cash flows of certain businesses of the Pharmaceutical Technologies and Services segment, which were formerly part of Cardinal Health, Inc. for the period from July 1, 2006 to April 9, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

MetroPark, New Jersey

September 28, 2009

Catalent Pharma Solutions, Inc. Subsidiaries and Predecessor

Consolidated and Combined Statements of Operations

(in millions)

	Successor			Predecessor
	Year Ended June 30, 2009	Year Ended June 30, 2008	For the Period April 10, 2007 to June 30, 2007	For the Period July 1, 2006 to April 9, 2007
Net revenue	$1,639.5	$1,817.7	$422.2	$1,271.8
Cost of products sold	1,234.3	1,360.1	333.0	973.1

Gross margin	405.2	457.6	89.2	298.7
Selling, general and administrative expenses	279.4	305.6	71.1	220.6
Impairment charges and loss/(gain) on sale of assets	195.2	316.6	(0.2)	(1.3)
In-process research and development (IPR&D)	—	—	112.4	—
Restructuring and other special items	20.2	23.7	25.5	22.0

Operating (loss)/earnings	(89.6)	(188.3)	(119.6)	57.4
Interest expense, net	181.6	201.2	44.1	8.9
Other (income)/expense, net	(14.5)	144.6	0.7	0.1

(Loss)/earnings from continuing operations before income taxes, minority interest and discontinued operations	(256.7)	(534.1)	(164.4)	48.4
Income tax (benefit) expense	16.8	(82.1)	(20.0)	1.5
Minority interest, net of tax expense/(benefit) of $(0.1), $(0.3), $(0.5), $(3.2) and $(3.7), respectively	(0.6)	3.5	0.7	3.9

(Loss)/earnings from continuing operations before discontinued operations	(272.9)	(455.5)	(145.1)	43.0
Loss from discontinued operations, net of tax expense/(benefit) of $(1.8), $(2.9), $(2.3), $(2.4) and $(4.7), respectively	(35.2)	(84.2)	(5.2)	(18.1)

Net (loss)/earnings	$(308.1)	$(539.7)	$(150.3)	$24.9

The accompanying notes are an integral part of these consolidated and combined financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except shares)

	June 30, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$63.9	$72.4
Trade receivables, net	252.4	307.9
Inventories, net	182.0	210.7
Prepaid expenses and other	89.5	89.6
Assets held for sale	18.2	21.0

Total current assets	606.0	701.6
Property and equipment, net	810.4	938.2
Other assets:
Goodwill	1,082.7	1,291.3
Other intangibles, net	396.5	518.0
Deferred income taxes	184.4	186.8
Other	51.8	68.4

Total assets	$3,131.8	$3,704.3

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$64.2	$29.2
Accounts payable	127.0	138.7
Other accrued liabilities	192.7	174.0
Liabilities held for sale	6.2	3.7

Total current liabilities	390.1	345.6
Long-term obligations, less current portion	2,283.1	2,382.3
Pension liability	104.7	80.5
Deferred income taxes	236.6	259.4
Other liabilities	36.6	47.6

Commitment and contingencies (see Note 15)

Shareholder’s equity:
Common stock $0.01 par value; 1,000 shared authorized, 100 shares issued	—	—
Additional paid in capital	1,071.0	1,072.6
Accumulated deficit	(998.1)	(690.0)
Accumulated other comprehensive (loss)/income	7.8	206.3

Total shareholder’s equity	80.7	588.9

Total liabilities and shareholder’s equity	$3,131.8	$3,704.3

The accompanying notes are an integral part of these consolidated financial statements

Catalent Pharma Solutions, Inc., Subsidiaries and Predecessor

Consolidated and Combined Statements of Changes in Shareholder’s Equity

and Parent Company Equity

(in millions)

	Cardinal Health, Inc. Net Investment	Accumulated Other Comprehensive Income/(loss)	Total Parent Company Equity
Predecessor
Balance at June 30, 2006	2,078.0	(21.8)	2,056.2
Comprehensive income/(loss):
Net earnings	24.9
Foreign currency translation adjustments		53.7
Change in unrealized gain/(loss) on derivatives		0.3
Net change in minimum pension liability		—

Total comprehensive income			78.9
Equity compensation	35.1		35.1
Net transfers from Cardinal Health, Inc.	(163.5)		(163.5)

Balance at April 9, 2007	$1,974.5	$32.2	$2,006.7

	Common Stock	Additional Paid In	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholder’s Equity
Balance April 10, 2007 (Formation Date)
Issuance of common stock	$—	$1,048.9	$—	$—	$1,048.9
Comprehensive income/(loss):
Net loss			(150.3)
Foreign currency translation adjustments				9.2
Net change in minimum pension liability				1.8

Total comprehensive loss					(139.3)
Equity compensation		1.0			1.0

Balance June 30, 2007	$—	$1,049.9	$(150.3)	$11.0	$910.6

Equity contribution		14.5			14.5
Comprehensive income/(loss):
Net loss			(539.7)
Foreign currency translation adjustments				204.6
Net change in minimum pension liability, net of $2.8 million tax				3.2
Change in unrealized gain/(loss) on derivatives, net of $3.9 million tax				(12.5)

Total comprehensive loss					(344.4)
Equity compensation		8.2			8.2

Balance at June 30, 2008	$—	$1,072.6	$(690.0)	$206.3	$588.9

Equity (redemption) contribution		(1.3)			(1.3)
Comprehensive loss:
Net loss			(308.1)
Foreign currency translation adjustments				(165.5)
Net change in minimum pension liability, net of $6.0 million tax				(26.1)
Change in unrealized gain/(loss) on derivatives, net of $3.9 million tax				(6.9)

Total comprehensive loss					(506.6)
Equity compensation		(0.3)			(0.3)

Balance at June 30, 2009	$—	$1,071.0	$(998.1)	$7.8	$80.7

The accompanying notes are an integral part of these consolidated and combined financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries and Predecessor

Consolidated and Combined Statements of Cash Flows

(in millions)

	For the Year Ended June 30, 2009	For the Year Ended June 30, 2008	For the Period April 10, 2007 to June 30, 2007	For the Period July 1, 2006 to April 9, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/earnings	$(308.1)	$(539.7)	$(150.3)	$24.9
Loss from discontinued operations	(35.2)	(60.7)	(5.2)	(18.1)

(Loss)/earnings from continuing operations	(272.9)	(479.0)	(145.1)	43.0
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	137.4	158.3	36.4	76.0
Unrealized foreign currency transaction (gains)/losses, net	(29.6)	149.2	—	—
Amortization of debt financing costs	9.6	8.5	1.6	—
Asset impairments and (gain)/loss on sale of assets	195.2	316.7	(0.2)	(1.3)
Gain on repurchase of long-term debt	—	(3.8)	—	—
Equity compensation	(0.3)	8.2	1.0	35.1
In-process research and development	—	—	112.4	—
Benefit for deferred income taxes	(3.2)	(104.5)	(27.0)	(15.2)
Provisions for bad debts and inventory	14.2	21.3	4.2	3.5
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	30.2	17.2	(31.5)	(1.8)
Decrease/(increase) in inventories	(2.3)	3.8	23.7	(7.0)
Increase/(decrease) in accounts payable	0.4	12.9	20.2	11.2
Other accrued liabilities and operating items, net	(9.6)	(25.5)	74.1	38.8

Net cash provided by operating activities from continuing operations	69.1	83.3	69.8	182.3
Net cash provided by/(used in) operating activities from discontinued operations	3.8	(6.6)	1.8	(4.3)

Net cash provided by operating activities	72.9	76.7	71.6	178.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired	—	—	(3,285.5)	10.7
Proceeds from sale of property and equipment	2.2	0.7	—	8.1
Additions to property and equipment	(83.7)	(84.4)	(18.4)	(102.5)

Net cash used in investing activities from continuing operations	(81.5)	(83.7)	(3,303.9)	(83.7)
Net cash used in investing activities from discontinued operations	(2.8)	(3.7)	(1.5)	(11.0)

Net cash used in investing activities	(84.3)	(87.4)	(3,305.4)	(94.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(1.4)	(0.5)	(13.1)	(14.0)
Repayments of revolver credit facility	(68.0)	(109.8)	—	—
Borrowings from revolver credit facility	104.0	95.9	13.9	—
Repayments of long-term obligations	(22.8)	(30.6)	(5.3)	(22.4)
Proceeds from long-term obligations	—	33.6	2,301.8	3.7
Long term debt financing costs	—	(14.8)	(56.3)	—
Equity redemption contributions	(1.3)	14.5	—	—
Issuance of common stock	—	—	1,048.9	(175.6)

Net cash (used in)/ provided by financing activities from continuing operations	10.5	(11.7)	3,289.9	(208.3)

Net cash provided by/(used in) financing activities	10.5	(11.7)	3,289.9	(208.3)

Effect of foreign currency on cash	(7.6)	12.1	4.1	13.9
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(8.5)	(10.3)	60.2	(111.1)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	72.4	82.7	22.5	133.6

CASH AND EQUIVALENTS AT END OF PERIOD	$63.9	$72.4	$82.7	$22.5

	For the Year Ended June 30, 2009	For the Year Ended June 30, 2008	For the Period April 10, 2007 to June 30, 2007	For the Period July 1, 2006 to April 9, 2007
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$169.4	$194.7	$23.4	$0.6
Taxes paid	$18.6	$16.5	$4.8	$—

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

The Company is a provider of advanced dose form and packaging technologies, development, manufacturing and packaging services for pharmaceutical, biotechnology and consumer healthcare companies. The Company’s proprietary drug delivery and packaging technologies help its customers achieve their desired clinical and market outcomes and are used in many well-known products. As part of the Company’s strategy to streamline and focus its operations, the business was reorganized at the end of June 2007 into three operating segments: Oral Technologies, Sterile Technologies and Packaging Services. Previously, the Company operated its business in six segments: Softgel, Modified Release, Sterile Injectables, Sterile Blow-Fill-Seal, Packaging Services and Analytical and Other. As part of the reorganization, Oral Technologies includes the Softgel and Modified Release business, Sterile Technologies includes the Sterile Injectables and Sterile-Blow-Fill Seal businesses as well as Analytical and Other. The Packaging Services segment remains the same as previously reported.

•

Oral Technologies. This segment provides formulation, development and manufacturing services for most of the major oral dose forms on the market today. Its advanced oral drug delivery technologies are used in many well-known consumer products and include proprietary technologies for drugs and consumer health products. This segment also provides formulation, development and manufacturing for conventional oral dose forms, including controlled release formulations, as well as immediate release tablets and capsules. There are twelve Oral Technologies facilities in nine countries, including three in North America, five in Europe, two in South America and two in the Asia-Pacific region.

•

Sterile Technologies. This segment produces nearly every type of major sterile dose form used in the prescription drug and biologic market today. In addition, this segment provides biologic cell line development and analytical and scientific consulting services. Sterile drugs may be injected, inhaled, or applied to the eye, ear, or other areas, and we offer both proprietary and traditional dose forms necessary for these separate routes of administration. For injectable drugs, the Company provides formulation and development for injectables as well as lyophilization (freeze drying) for otherwise unstable drugs and biologics. The Company also fills drugs or biologics into vials, pre-filled syringes, bags and other sterile delivery formats. For respiratory, ophthalmic and other routes of administration, the Company’s blow-fill-seal technology provides integrated dose form creation and filling of sterile liquids in a single process, which offers cost and quality benefits for its customers. There are four Sterile Technologies manufacturing facilities, including two in North America and two in Europe, plus two analytical and scientific laboratories in North America.

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

These financial statements present the consolidated financial position, results of operations and cash flows of the Successor as a stand-alone entity and the combined financial position, results of operations and cash flows of the Acquired Businesses when operated as part of the Pharmaceutical Technologies and Services (“PTS”) segment of Cardinal (hereinafter, the “Predecessor”), including adjustments, allocations and related party transactions (see Note 12) and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The Consolidated Financial Statements as of June 30, 2009, June 30, 2008 and June 30, 2007 and for the years ended June 30, 2009, June 30, 2008 and for the period April 10, 2007 to June 30, 2007 include the financial condition, results of operations and cash flows for the Company on a successor basis, and the impact of the purchase price allocation. The Consolidated Financial Statements include the accounts of the Company and all of its subsidiaries. All inter-company transactions have been eliminated.

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

Allocation of Cardinal Costs

The financial statements for the Predecessor period include all costs of the Predecessor and certain costs allocated from Cardinal. Cardinal provided various services to the Predecessor, including but not limited to cash management, tax and legal services, information technology services, internal audit, facilities management, security, payroll and employee benefit administration, insurance administration, and telecommunication services. Cardinal allocated these expenses and all other central operating costs, first on the basis of direct usage when identifiable, with the remainder allocated among Cardinal’s businesses on the basis of their respective revenues, headcount or other measure. In the opinion of management, these methods of allocating costs are reasonable.

The financial statements for the Predecessor periods are not intended to be a complete presentation of the results of operations and cash flows as if the Predecessor had operated as a stand-alone entity during those periods presented. Had the Predecessor existed as a stand-alone entity, its financial position, results of operations and cash flows could have differed materially from those included in the financial statements included herein. In addition, the future financial position, results of operations and cash flows could differ materially from the historical results presented.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These amounts include, but are not limited to, reclassification of assets held for sale to discontinued operations, the reclassification of costs associated with customer research and development to include such costs as a component of Cost of Sales and certain deferred tax assets and liabilities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset impairment, equity-based compensation, income taxes, derivative financial instruments, self-insurance accruals, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts.

Translation of Foreign Currencies

The financial statements of the Company’s operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other expense, net”. Such foreign currency transaction gains and losses include those associated with the Company’s Euro-denominated debt and inter-company loans. During fiscal 2009, the Company recorded $54.2 million in unrealized foreign currency transaction gains associated with its Euro-denominated debt and $27.8 million primarily related to unrealized foreign currency losses associated with intercompany loans that are not permanently reinvested.

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

Non-product revenue includes service fees, royalty fees, annual exclusivity fees, option fees to extend exclusivity agreements and milestone payments for attaining certain regulatory approvals. Exclusivity payments are paid by customers in return for the Company’s commitment to manufacture certain products for those customers only. The revenue related to these agreements is recognized over the term of the exclusivity agreement or the term of the option agreement unless a particular milestone is designated, in which case revenue is recognized when service obligations or performance have been completed.

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

Receivables

Trade receivables are primarily comprised of amounts owed to the Company through its operating activities and are presented net of an allowance for doubtful accounts of $ 3.5 million and $ 5.8 million at June 30, 2009 and 2008, respectively. An account is considered past due on the first day after its due date. The Company monitors past due accounts on an ongoing basis and establishes appropriate reserves to cover probable losses. The Company will write-off any amounts deemed uncollectible against an established bad debt reserve.

Concentrations of Credit Risk and Major Customers

Concentration of credit risk, with respect to accounts receivable, is limited due to the large number of customers and their dispersion across different geographic areas. The customers are primarily concentrated in the pharmaceutical and healthcare industry. The Company normally does not require collateral or any other security to support credit sales. The Company performs ongoing credit evaluations of its customers’ financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company’s expectations. For the fiscal year ended June 30, 2009, June 30, 2008 and for the period April 10, 2007 to June 30, 2007 and the period July 1, 2006 to April 9, 2007, no customer accounted for more than 10% of the Company revenue or ending accounts receivable balances.

Inventories

Inventory is primarily stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. The Company provides reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

Goodwill

The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily including customer relationships and patents and trademarks, continue to be amortized over their useful lives. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize and comparative market information. Goodwill and other indefinite-lived intangible assets are tested for impairment and written down to fair value, in accordance with SFAS No. 142. The Company’s impairment analysis is partially based on a discounted cash flow analysis and incorporates assumptions that it believes marketplace participants would utilize. The discount rate used for impairment testing is based on the risk-free rate plus an adjustment for market and company-specific risk factors. The use of alternative estimates or adjusting the discount rate used could affect the estimated fair value of the assets and potentially result in more or less impairment. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company has elected to perform its annual impairment analysis during its fourth fiscal quarter. During fiscal 2009, as a result of its impairment analyses, the Company recorded impairment charges related to goodwill. See Note 4 of the Consolidated Financial Statements for further discussion.

Property and Equipment and Other Definite Lived Intangible Assets

Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 20 years; furniture and fixtures—3 to 10 years. Depreciation expense was $98.9 million, $116.7 million, $26.1 million and $74.7 million for the fiscal year ended June 30, 2009, June 30, 2008, and for the periods April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007, respectively. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Statements of Operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arms length transactions. In conjunction with recording the goodwill impairment in fiscal 2009, the Company completed the required review of property and equipment and other definite-lived intangible assets under SFAS No. 144 for recoverability and recorded impairment charges to other definite-lived intangible assets and property and equipment. See Note 5 and Note 16 to the Consolidated Financial Statements for further discussion.

Derivative Instruments, Hedging Activities and Fair Value

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

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In addition, the statement establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those years. However, in February 2008, the FASB issued FASB Staff Position “FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair value Measurements for Purpose of Lease Classification or Measurements Under Statement 13” and FAS 157-2, “Effective Date of FASB Statement No. 157”, or FSP FAS 157-1 and FSP FAS 157-2. FSP FAS 157-2 delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) and FSP FAS 157-1 removes certain leasing transactions from the scope of SFAS No. 157. FSP FAS 157-2 partially defers the effective date of SFAS No. 157 to fiscal years and interim periods beginning after November 15, 2008 for items within the scope of the FSP. The FASB also issued FSP FAS 157-3, “Determining the Fair Values of a Financial Asset When the Market for That Asset is Not Active” and FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provided additional guidance on determining fair value in specific circumstances. The adoption of FSP FAS 157-1, FSP FAS 157-2, FSP FAS 157-3 and FSP FAS 157-4 did not have a material impact on the Company’s financial statements.

Restructuring Costs and Other Special Items

Costs associated with the Company’s restructuring activities are recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under this standard, a liability for an exit cost is recognized as incurred.

Costs associated with integrating acquired companies under the purchase method are recorded in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Certain costs to be incurred by the Company, as the acquirer, such as employee and lease terminations and other facility exit costs associated with the acquired company, are recognized at the date the integration plan is committed to and adopted by management. Certain other integration costs not meeting the criteria for accrual at the commitment date are charged to expense as the integration plan is implemented.

Self Insurance

The Company is self-insured for certain employee health benefits and partially self-insured for product liability and workers compensation claims. Accruals for losses are provided based upon claims experience and actuarial assumptions, including provisions for incurred but not reported losses. In accordance with the Purchase Agreement, Cardinal retained the liabilities associated with employee health benefits, workers compensation and product liability related to the Predecessor for the period prior to the Acquisition.

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

Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss), which is reported in the accompanying Consolidated Statements of Changes in Shareholder’s Equity/Parent Company Equity, consists of net earnings/(loss), currency translation, minimum pension liability and unrealized gains and losses from derivatives.

Research and Development Costs

The Company expenses research and development costs as incurred. Costs incurred in connection with the development of our own new products and manufacturing are recorded within Selling General & Administrative Expenses. Such research and development costs included in selling, general and administrative expenses amounted to $12.5 million, $15.8 million, $2.5 million, and $3.3 million, for fiscal years ended June 30, 2009, June 30, 2008 and the periods April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007, respectively. Costs incurred in connection with research and development services we provide to our customers and services performed in support of the commercial manufacturing process for our customers are recorded within Cost of Sales. Such research and development costs included in cost of sales amounted to $32.6 million, $30.1 million, $6.6 million, and $ 20.9 million, for fiscal years ended June 30, 2009, June 30, 2008 and the periods April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007, respectively.

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

Post-Employment Benefits

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. This Statement requires balance sheet recognition of the funded status for all pension and postretirement benefit plans effective for fiscal years ending after December 15, 2006. This Statement also requires plan assets and benefit obligations to be measured as of a company’s balance sheet date effective for fiscal years ending after December 15, 2008. In fiscal 2007, the Company adopted this standard and it has not had a material impact on its financial position or results of operations.

Recent Financial Accounting Standards

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS No. 165 are effective for interim and annual reporting periods ending after June 15, 2009. See footnote 19 for additional information.

In November 2008, the Emerging Issues Task Force issued Issue 08-6 (EITF 08-06), “Equity Method Investment Accounting Considerations.” This Issue addresses the impact that SFAS 141(R) “Business Combinations” and SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” might have on the accounting for equity method investments including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated. The Issue is to be implemented prospectively and is effective for fiscal years beginning after December 15, 2008. The Company is in the process of determining the impact of adopting this standard, but does not expect the adoption to have a material impact.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS No. 162 is effective for periods ended after September 15, 2009 and adoption is not expected to have a material impact.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS No. 142. More specifically, FSP FAS 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), Business Combinations and other US generally accepted accounting principles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, including interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect FSP FAS 142-3 will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities”, or SFAS No. 161. SFAS No. 161 requires enhanced disclosures about derivative and hedging activities, including (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (3) how derivative instruments and related hedged items affect financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning on or after November 15, 2008. The adoption of this Statement did not have a material impact on the Company’s financial position or results of operations. See Note 8 Fair Value Measurement for more information.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141(R). SFAS 141(R) expands the definitions of a business and a business combination and requires that: the purchase price of an acquisition, including the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. Upon the Company’s adoption of SFAS 141(R), any subsequent changes to the Company’s acquired uncertain tax positions and valuation allowances associated with acquired deferred tax assets will no longer be applied to goodwill, regardless of acquisition date of the associated business combination. Rather, those changes will typically be recognized as an adjustment to income tax expense. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of this statement to have a significant impact on its current financial statements.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, or SAB 110). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period Parent’s equity shares have been available. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, or SFAS No. 160. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. An ownership interest in subsidiaries held by parties other than the parent should be presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS No. 160 requires that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for similarly to equity transactions. When a subsidiary is deconsolidated, any retained noncontrolling equity investment should be initially measured at fair value, with any gain or loss recognized in earnings. SFAS No. 160 requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, including interim periods within those fiscal years. The Company is currently evaluating the potential impact on its statement of financial position and results of operations.

In December 2007, the FASB reached a consensus on EITF Issue No. 07-01, “Accounting for Collaborative Arrangements”. EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. EITF 07-01 also establishes the appropriate statement of income presentation and classification for joint operating activities and payments between participants, as well as the required disclosures related to these arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is in the process of determining the impact of adopting this statement

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, or SFAS No. 159. This standard permits, but does not require, all entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, an entity would report unrealized gains and losses in earnings at each subsequent reporting date. The Company adopted this standard as of July 1, 2008 but has not elected to account for any of its eligible financial assets and liabilities using the guidance of this standard.

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

The Acquisition was part of a series of transactions which occurred simultaneously on April 10, 2007 (except as discussed below) and included:

•

a cash contribution of approximately $1.0 billion from Phoenix to PTS Holdings Corp., an entity controlled by affiliates of Blackstone and Phoenix’s direct subsidiary, in exchange for common stock, which amount was in turn contributed to PTS Intermediate Holdings LLC, a direct wholly-owned subsidiary of Phoenix, which amount was in turn contributed to PTS Acquisition Corp., and which PTS Acquisition Corp. used to fund the equity portion of the purchase price and which contribution is reflected in the Company’s Equity on its Balance Sheet as of June 30, 2007;

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

Costs associated with issuing the long-term debt obligations above approximated $71.1 million and are capitalized on the Company’s balance sheet and are being amortized to interest expense over the respective terms of the debt instruments.

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

3. DISCONTINUED OPERATIONS AND DIVESTITURES

Discontinued Operations

On March 30, 2009, the Company sold its Osny, France facility to Bavaria Industriekapital AG, a German industrial holding company and realized a cumulative loss of $32.3 million, primarily reflecting a fiscal year 2008 write-down of $27.3 million. The Company’s North Raleigh facility is classified as held for sale on the Company’s balance sheet and included in discontinued operations on the Company’s Consolidated Statement of Operations and Cash Flows for all periods presented. Also included in the Consolidated Statement of Operations for the fiscal year 2008 are the results of the Company’s former facility based in Albuquerque, New Mexico, which was sold May 19, 2008.

Summarized Consolidated Statements of Operations data for these discontinued operations are as follows:

	Successor			Predecessor
	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008	For the Period April 10, 2007 to June 30, 2007	For the Period July 1, 2006 to April 9, 2007
(in millions)
Net revenues	$24.0	$98.6	$29.7	$80.0

Loss before income taxes	(31.1)	(87.1)	(7.5)	(20.5)
Income tax expense (benefit)	4.1	(2.9)	(2.3)	(2.4)

Loss from discontinued operations, net of tax	$(35.2)	$(84.2)	$(5.2)	$(18.1)

Summarized balance sheet data for these discontinued operations is as follows:

	June 30, 2009	June 30, 2008
(in millions)
Assets held for sale
Current assets	$4.9	$7.0
Property and equipment	13.3	14.0

Total assets held for sale	$18.2	$21.0

Liabilities held for sale
Current liabilities	$6.2	$3.7
Other liabilities	—	—

Total liabilities held for sale	$6.2	$3.7

4. GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reporting segment:

	Oral Technologies	Sterile Technologies	Packaging Services	Total
(in millions)
June 30, 2007	$718.7	$452.5	$250.5	$1,421.7
Finalization of purchase accounting	187.8	(247.5)	100.0	40.3
Foreign currency translation adjustments	50.1	—	18.2	68.3
Impairments	—	—	(239.0)	(239.0)

Balance at June 30, 2008	$956.6	$205.0	129.7	$1,291.3
Foreign currency translation adjustments	(89.5)	—	(9.0)	(98.5)
Impairments	—	(46.7)	(63.4)	(110.1)

Balance at June 30, 2009	$867.1	$158.3	$57.3	$1,082.7

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

During the fourth quarter of fiscal 2008, this evaluation resulted in a non-cash charge to goodwill impairment of $239.0 million within the Packaging Services reporting unit as a result of the implied fair value being less than the carrying value of its goodwill. The impairment charge taken in the fourth quarter of fiscal year 2008 effectively aligned the reporting unit’s book value with its fair value and therefore any decline in the reporting unit’s fair value would potentially result in further impairment of its goodwill

We recorded goodwill impairment charges for Packaging Services of $54.9 million and $8.5 million related to the December 31, 2008 and March 31, 2009 impairment tests, respectively, within the Consolidated Statements of Operations. In addition, during the three months ended March 31, 2009, the Company evaluated the Blow-Fill-Seal reporting unit within the Sterile Technologies segment and concluded that its carrying value exceeded the fair value and recorded a partial goodwill impairment of $46.7 million. The impairment losses related primarily to the deteriorating global economic conditions and the respective projected cash flows of the Packaging Services and Sterile Blow-Fill-Seal reporting units. Impairment charges were recorded within the Consolidated Statements of Operations as Impairment charges and (gain)/loss on sale of assets. During the fourth quarter of 2009, we completed our annual impairment tests of goodwill. There were no significant changes from the previous market conditions or the amount of the reporting units’ cash flows, including the carrying value of assets and liabilities, to record additional impairment charges for fiscal year 2009.

5. OTHER DEFINITE LIVED INTANGIBLE ASSETS

Other intangible assets with definite lives are being amortized using the straight-line method over periods that range from twelve to twenty years. The details of other intangible assets subject to amortization by class as of June 30, 2009 and June 30, 2008, are as follows:

	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
(in millions)
June 30, 2009
Amortized intangibles:
Core technology	20.0 years	$146.8	$(16.6)	$130.2
Customer relationships	12.0 years	99.8	(25.9)	73.9
Product relationships	12.0 years	237.0	(44.6)	192.4

Total amortized intangibles		$483.6	$(87.1)	$396.5

	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
(in millions)
June 30, 2008
Amortized intangibles:
Core technology	20.0 years	$163.6	$(9.7)	$153.9
Customer relationships	12.0 years	143.5	(15.3)	128.2
Product relationships	12.0 years	262.3	(26.4)	235.9

Total amortized intangibles		$569.4	$(51.4)	$518.0

Amortization expense for the fiscal years ended June 30, 2009 and June 30, 2008 was approximately $38.5 million and $41.7 million, respectively and for the periods April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007 was $10.3 and $1.2 million, respectively. Amortization expense is estimated to be:

	2010	2011	2012	2013	2014
(in millions)
Amortization expense	$34.3	$34.3	$34.3	$34.3	$34.3

In conjunction with the goodwill impairment identified in the third quarter of fiscal 2009, the Company completed its review of the impairment of other definite-lived intangible assets under SFAS No. 144 within the Packaging Services segment for recoverability and recorded a non-cash charge to other definite-lived intangible assets impairments of $3.3 million on the Statement of Operations within the Packaging Services segment relating to customer relationship intangible assets. In addition, during three months ended March 31, 2009, the Company made a determination that certain other definite-lived intangible assets within the Sterile Technologies segment had become impaired as a result of unfavorable business performance during fiscal 2009. The Company performed an evaluation of these assets, which resulted in an impairment related to customer relationship intangible assets of $38.2 million on the Consolidated Statements of Operations. Impairment charges are recorded within the Consolidated Statements of Operations as Impairment charges and loss/(gain) on sale of assets.

During fiscal year 2008, the Company recorded a non-cash charge to other definite-lived intangible assets impairments of $6.6 million within the Packaging Services segment relating to customer relationship intangible assets. In addition, during fiscal 2008 the Company made a determination that certain other definite-lived intangible assets within the Oral Technologies segment had become impaired as a result of unfavorable business performance at one of the Oral Technologies facilities. The Company performed an evaluation of these assets, which resulted in an impairment charge to other definite-lived intangible assets impairment of approximately $5.0 million on the Consolidated Statement of Operations as Impairment charges and loss/(gain) on sale of assets.

6. RESTRUCTURING AND OTHER SPECIAL ITEMS

	Successor			Predecessor
	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008	For the Period April 10, 2007 to June 30, 2007	For the Period July 1, 2006 to April 9, 2007
(in millions)
Separation costs	$4.1	$14.7	$7.0	$—
Restructuring costs	16.1	9.0	8.5	6.1
Acquisition	—	—	10.0	15.9

Total restructuring and other special charges	$20.2	$23.7	$25.5	$22.0

During the fiscal years ended June 30, 2009, June 30, 2008 and for the periods April 10, 2007 to June 30, 2007 and July 1, 2006 and April 9, 2007, the Company recorded $20.2 million, $23.7 million, $25.5 million and $22.0 million, respectively, in charges to restructuring and other special items on the Consolidated Statements of Operations primarily involving employee related reorganization. In addition, the Company also retains a lease for a closed facility based in San Diego, California through November 2012.

Separation Costs

As a result of the Acquisition, the Company incurred costs to separate certain shared service functions and systems from Cardinal. For the fiscal year ended June 30, 2009, June 30, 2008 and for the period April 10, 2007 to June 30, 2007, the Company recorded $4.1 million, $14.7 million and $7.0 million, respectively, of separation costs, which consist primarily of professional fees directly related to the separation plan to restructuring and other special charges. See Note 12 for further discussion of costs to be reimbursed by Cardinal.

Restructuring Costs

The Company closed its Pennsauken printing facility and transitioned existing services to Moorestown, New Jersey. In addition, the Company plans to expand its capabilities by investing in additional technology and equipment at Moorestown to develop and offer new services to our customers. The Company incurred approximately $1.0 million in employee-related restructuring charges which was recognized over the period of closure. In addition, the Company recorded an asset impairment of $1.2 million during the fiscal year 2009.

During the period April 10, 2007 to June 30, 2007, the Successor reorganized its operations into three operating segments as discussed in Note 1. As part of this reorganization, the Company eliminated approximately 80 full time positions. The Company recorded $7.4 million in restructuring costs related to severance activities that were communicated in June 2007, and payable to employees beginning July 2007. During the fiscal year 2008, restructuring costs of $9.0 million were recorded as a charge to restructuring and other special charges on the Consolidated Statement of Operations. These costs primarily related to eliminating full time positions and exit costs related to the closure of one of the Company’s facilities in the second quarter of fiscal 2008 and the elimination of full time positions in connection with reductions of head count within existing operations during the fourth quarter of fiscal 2008.

The Predecessor implemented plans to restructure its operations, both domestically and internationally. The restructuring plans focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in a strategic and more cost-efficient structure.

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

The following table summarizes the significant costs recorded within restructuring costs:

	Successor			Predecessor
	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007
(in millions)
Restructuring costs:
Employee-related reorganization (1)	$9.5	$3.4	$7.9	$6.1
Asset impairments (2)	1.2	0.1	—	—
Facility exit and other costs (3)	5.4	5.5	0.6	—

Total restructuring costs	$16.1	$9.0	$8.5	$6.1

(1)	Employee-related costs consist primarily of severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.

(2)	Asset impairments recorded in fiscal year 2009 include a charge associated with a closure of Packaging Services facility.

(3)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs, project consulting fees and costs associated with the planned facility closures.

7. LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following at June 30, 2009 and June 30, 2008:

	Maturity	June 2009	June 2008
(in millions)
Senior Secured Credit Facilities
Term loan facility Dollar-denominated	April 2014	$1,038.8	$1,049.4
Term loan facility Euro-denominated	April 2014	365.4	412.8
9 1/2 % Senior Toggle Notes	April 2015	565.0	565.0
9 3/4 % Senior Subordinated Euro-denominated Notes	April 2017	303.2	339.1
Revolving Credit Agreement	April 2013	36.0	—
Other Obligations		38.9	45.2

Total		2,347.3	2,411.5
Less: current portion and other short-term borrowings		64.2	29.2

Long-term obligations, less current portion short-term borrowings		$2,283.1	$2,382.3

The Company has the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its Senior Toggle Notes in lieu of making cash interest payments. While the Company has sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company elected to do so for the October 15, 2009 interest payment date as an efficient and cost-effective method to further enhance liquidity, in light of the substantial dislocation in the financial markets. The Company must make an election regarding whether subsequent interest payments will be made entirely in cash, entirely through PIK Interest or 50% in cash and 50% in PIK interest not later than the start of the applicable interest period.

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

The Company also uses interest rate swaps to manage the economic effect of variable interest obligations associated with floating term loans so that the interest payable effectively becomes fixed at a certain rate, thereby reducing the interest rate changes on interest expense. As of June 30, 2009, the Company had six interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans due in April 2014. These agreements include three U.S dollar-denominated, two Euro-denominated and one Yen-denominated interest rate swap agreements.

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

Borrowings under the term loan facility and the revolving credit facility bear interest, at the Company’s option, at a rate equal to a margin over either (i) a base rate determined by reference to the higher of (1) the rate of interest per annum published by the Wall Street Journal from time to time, as the “prime lending rate” and (2) the federal funds rate plus  1/2 of 1% or (ii) LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The weighted-average interest rates during fiscal 2009 were approximately 4.9% and 3.8% for the Euro-denominated and US-dollar denominated term loans, respectively. In addition, the revolving credit facility weighted-average interest rate was approximately 3.6%.

In addition to paying interest on outstanding principal under the Company’s new senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments hereunder. The initial commitment fee is 0.50% per annum. The commitment fee may be reduced subject to the Company attaining certain leverage ratios. The Company is also required to pay customary letter of credit fees. As of June 30, 2009, there was $5.0 million in outstanding letters of credit. The commitment fee charged to interest expense during the fiscal year ended June 30, 2009 was $1.4 million.

The senior secured credit facilities are subject to amortization and prepayment requirements and contain certain covenants, events of default and other customary provisions.

Senior Notes

On April 10, 2007, in connection with the Acquisition, the Company issued $565.0 million of 9  1/ 2% / 10  1/4 % Senior PIK-Election Notes due 2015 (“Senior Toggle Notes”). The Senior Toggle Notes are unsecured senior obligations of the Company. Interest on the Senior Toggle Notes is payable semi-annually in arrears on each April 15 and October 15, commencing on October 15, 2007. For any interest period prior to April 15, 2011, the Company may at its option elect to pay interest on the Senior Toggle Notes (i) entirely in cash (“Cash Interest”), (ii) entirely by increasing the principal amount of the outstanding Senior Toggle Notes by issuing PIK Notes (“PIK Interest”) or (iii) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the Senior Toggle Notes accrues at the rate of 9  1/2 % per annum. PIK Interest on the Senior Toggle Notes accrues at the Cash Interest rate per annum plus  3/4 % per annum. The interest rate at June 30, 2009 was 10.25%.

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

Senior Subordinated Notes

On April 10, 2007, in connection with the Acquisition, the Company issued € 225.0 million 9  3/4 % Euro-denominated Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company (including the senior credit facilities and the Senior Toggle Notes). Interest on the Senior Subordinated Notes is payable semi-annually in cash only in arrears on each April 15 and October 15, such payments commencing on October 15, 2007.

At any time prior to April 15, 2012, the Company may redeem all or a part of the Senior Subordinated Notes at a redemption price equal to the principal amount plus a “make-whole” premium, plus any accrued interest to date of redemption. In addition, before April 15, 2010, the Company may redeem up to 35% of the Senior Subordinated Notes at a redemption price of 109.75% of their principal amount, plus accrued and unpaid interest to the redemption date, using proceeds from sales or certain kinds of capital stock, provided that after that any such redemption, at least 50% of the aggregate principal amount of the Senior Subordinated Notes remain outstanding. On and after April 15, 2012 we may redeem the Senior Subordinated Notes at par plus specified declining premiums set forth in the senior subordinated indenture, plus any accrued and unpaid interest to the date of redemption. During fiscal 2008, the Company repurchased approximately € 9.5 million of its Senior Subordinate Notes which results in a gain of approximately $3.8 million reflected in other, net in the Consolidated Statement of Operations.

Other Obligations

Other obligations consist primarily of a loan to fund working capital requirements and loans for equipment, buildings and insurance premium financing. In addition, other obligations includes a capital lease for a building.

Maturities of long-term obligations, including capital leases of $3.2 million, and other short-term borrowings for future fiscal years are:

	2010	2011	2012	2013	2014	Thereafter	Total
(in millions)
Maturities of long-term obligations	$28.2	$23.3	$22.5	$57.9	$1,332.7	$882.7	$2,347.3

Debt Issuance Costs

In connection with the debt issuances associated with the Acquisition, the Company recorded $71.1 million of debt issuance costs in fiscal year 2007. Debt issuance costs are capitalized within other assets on the balance sheet and amortized over the life of the related debt through charges to interest expense in the Consolidated Statement of Operations. Amortization of debt issuance costs totaled $9.6 million and $8.5 million for the fiscal years ended June 30, 2009 and June 30, 2008, respectively.

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

The senior credit facility and indentures governing the senior notes and the senior subordinated notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2009, the Company was in compliance with all restrictive covenants related to its long-term obligations.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges for financial reporting purposes is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the fiscal year ending June 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of June 30, 2009, the Company had three outstanding interest rate derivatives. As of June 30, 2009, a combined $460.0 million notional value of instruments were designated as cash flow hedges of interest rate risk. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $19.5 million will be reclassified as an increase to interest expense.

Non-designated Hedges of Interest Rate Risk

Derivatives not designated as hedges for financial reporting purposes are not speculative and are used to manage the Company’s exposure to interest rate movements but do not meet the strict hedge accounting requirements of SFAS 133. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. As of June 30, 2009, the Company had the following outstanding derivatives that were not designated as hedges in qualifying hedging relationships:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	2	€115,000,000 accreting to €240,000,000 on June 2010 through maturity on June 2013
Interest Rate Swaps	1	¥2,800,000,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of June 30, 2009.

(in millions)	Fair Values of Derivative Instruments

	Asset Derivatives As of June 30, 2009		Liability Derivatives As of June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest Rate Swaps	Other assets	$—	Other accrued liabilities	$19.4
Total derivatives designated as hedging instruments under SFAS 133		$—		$19.4

Derivatives not designated as hedging instruments under SFAS 133:
Interest Rate Swaps	Other assets	$—	Other accrued liabilities	$8.7
Total derivatives not designated as hedging instruments under SFAS 133		$—		$8.7

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the fiscal year ended June 30, 2009.

(in millions)	The Effect of Derivative Instruments on the Statement of Earnings for the Fiscal Year Ended June 30, 2009

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Fiscal Year 2009:
Interest Rate Swaps	$(16.2)	Interest expense, net	$(14.3)	Other income/expense	$(0.6)

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Fiscal Year 2009:
Interest Rate Swaps	Other income/expense	$(10.9)

The Company adopted SFAS No. 157 during the first quarter of fiscal year 2009, except for non-financial assets and liabilities recognized or disclosed at fair value on a non-recurring basis, for which the effective date is the fiscal year beginning after November 15, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The statement establishes a three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described in the table below with level 1 having the highest priority and level 3 having the lowest.

Fair value under SFAS No. 157 is principally applied to financial assets and liabilities such as derivative instruments consisting of interest rate swaps. The following table provides a summary of financial assets and liabilities that are measured at fair value as of June 30, 2009:

		Fair Value Measurements using
(in millions)	Total	Level 1 (a)	Level 2 (b)	Level 3 (c)
Assets
Interest rate swaps	$—	$—	$—	$—
Liabilities
Interest rate swaps	$28.1	$—	$28.1	$—

(a)	Level 1 – Based on quoted market prices in active markets.
(b)	Level 2 – Based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(c)	Level 3 – Based on unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The Company uses interest rate swaps to manage interest rates on its variable rate long-term debt obligations. The carrying amounts of cash and equivalents, trade receivables, inventories, accounts payable, and other assets and accrued liabilities at June 30, 2009 approximate their fair value because of the short-term maturity of these items.

9. FINANCIAL INSTRUMENTS

Interest Rate Risk

A portion of the debt used to finance our operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of June 30, 2009 is to interest rate fluctuations in the United States and Europe, especially LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with our floating LIBOR-rate debt were designated as effective cash flow hedges for financial reporting purposes. Derivatives used to manage the risk associated with our floating EURIBOR- and TIBOR- (Tokyo inter-bank Domestic Yen Offered rate) rate debt are considered economically effective but not designated as cash flow hedges for accounting purposes and as such are recorded in the Statement of Operations in the other (income) expense, net.

As of June 30, 2009, the market values of the interest rate swaps were $28.1 million as a liability, which is included in other accrued liabilities on the Consolidated Balance Statement. During fiscal 2009, the Company recorded a non-cash loss of $10.9 million related to its Euro and Japanese denominated interest rate swaps to other (income) expense, net as this hedge was not designated as a hedge.

The following table shows the notional amount hedged and the value of the interest rate swap contracts outstanding and effective hedges against the current debt at June 30, 2009 and 2008 included in other assets or liabilities.

		2009	2008
(in millions)
Interest rate swaps – cash flow hedges:
Notional amount – LIBOR interest rate swap	Matures June 30, 2010	$460.0	$460.0
Notional amount – EURIBOR interest rate swap(1)	Matures June 30, 2010	161.8	181.0
Notional amount – TIBOR interest rate swap(2)	Matures May 15, 2013	29.4	32.6
Assets – EURIBOR interest rate swap		—	2.2
Liabilities – LIBOR interest rate swap		19.4	16.5
Liabilities – EURIBOR interest rate swap		8.1	—
Liabilities – TIBOR interest rate swap		0.6	0.4

(1)	The notional amount of the EURIBOR interest rate swap was 115.0 million Euro as of June 30, 2009 and June 30, 2008.
(2)	The notional amount of TIBOR interest rate swap was 2.8 billion Yen and 3.5 billion as of June 30, 2009 and June 30, 2008, respectively.

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

Fair Value of Financial Instruments

The fair value of financial instruments is by reference to market values derived from trading on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and equivalents, trade receivables, accounts payable, notes payable-banks, other short-term borrowings and other accrued liabilities at June 30, 2009 and 2008, approximate their fair value because of the short-term maturities of these items.

The carrying amounts and the estimated fair values of other financial instruments as of June 30, are as follows:

	2009		2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(in millions)
Long-term debt and other	$2,347.3	$1,572.7	$2,411.5	$2,101.4
EURIBOR interest rate swap	8.1	8.1	2.2	2.2
LIBOR interest rate swap	19.4	19.4	16.5	16.5
TIBOR interest rate swap	0.6	0.6	0.4	0.4

The fair values are based on quoted market prices for the same or similar instruments and/or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

10. INCOME TAXES

Earnings/(loss) from continuing operations before income taxes and discontinued operations are as follows for the fiscal years ended 2009 and 2008, the periods April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007:

	Successor			Predecessor
(in millions)	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008	April 10, 2007 through June 30, 2007	July 1, 2006 through April 9, 2007
U.S. Operations	$(214.7)	$(368.0)	$(90.9)	$(33.0)
Non-U.S. Operation	$(42.0)	$(166.1)	$(73.5)	$81.4

	$(256.7)	$(534.1)	$(164.4)	$48.4

The provision/(benefit) for income taxes consists of the following for the fiscal years ended 2009 and 2008, the periods April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007:

	Successor			Predecessor
	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008	April 10, 2007 through June 30, 2007	July 1, 2006 through April 9, 2007
(in millions)
Current:
Federal	$0.4	$—	$1.1	$(7.6)
State and local	1.3	—	—	—
Non-U.S.	17.8	22.5	4.7	20.8

Total	$19.5	$22.5	$5.8	$13.2

Deferred:
Federal	$6.5	$(75.3)	$(22.0)	$(13.0)
State and local	2.1	(1.5)	(0.3)	3.5
Non-U.S.	(11.3)	(27.8)	(3.5)	(2.2)

Total	(2.7)	(104.6)	(25.8)	(11.7)

Total (benefit)/provision	$16.8	$(82.1)	$(20.0)	$1.5

A reconciliation of the provision/(benefit) based on the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the fiscal years ended 2009 and 2008, the periods April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007:

	Successor			Predecessor
(in millions)	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008	April 10, 2007 through June 30, 2007	July 1, 2006 through April 9, 2007
Provision at Federal
Statutory tax rate	$(101.2)	$(207.6)	$(58.6)	$13.7
State and local income taxes, net of federal benefit	(38.7)	(24.0)	(2.9)	0.7
Foreign tax rate differential	(1.9)	17.8	25.9	(12.7)
Goodwill impairment	31.8	68.2		—
Permanent items	12.5	8.9	11.0	3.4
Contingency reserve	21.1	8.3	1.1	—
Tax valuation allowance	91.0	57.2	3.5	3.0
Foreign tax credit	—	—	(0.1)	—
Income Tax	—	(9.6)	0.1	(6.6)
Other	2.2	(1.3)	—	—

	$16.8	$(82.1)	$(20.0)	$1.5

As of June 30, 2009, the Company had $544.6 million of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. As these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not feasible to estimate the amount of U.S tax that might be payable on the eventual remittance of such earnings.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carry forwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows at June 30:

	2009	2008
(in millions)
Deferred income tax assets:
Accrued liabilities	$12.9	$33.5
Equity compensation	4.7	4.1
Loss and tax credit carry forwards	235.3	154.9
Foreign currency	28.1	43.9
Pension	21.7	6.1
Property-related	31.2	25.9
Intangibles	13.0	5.0
Other	14.2	9.1
OCI	8.0	5.8

Total deferred income tax assets	369.1	288.3
Valuation allowance for deferred income tax assets	(169.0)	(75.2)

Net deferred income tax assets	200.1	213.1

Deferred income tax liabilities:
Inventory basis differences	(16.3)	(12.4)
Property-related	(107.1)	(107.3)
Goodwill and other intangibles	(115.6)	(152.2)
Other	(13.9)	(0.5)

Total deferred income tax liabilities	(252.9)	(272.4)

Net deferred income tax liabilities	$(52.8)	$(59.3)

Deferred tax assets and liabilities in the preceding table, after netting by taxing jurisdiction, are in the following captions in the balance sheet at June 30:

	2009	2008
(in millions)
Current deferred tax asset	$15.6	$26.3
Non-current deferred tax asset	184.4	186.8
Current deferred tax liability	(16.2)	(13.0)
Non-current deferred tax liability	(236.6)	(259.4)

Net deferred tax liability	$(52.8)	$(59.3)

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

At June 30, 2009, the Company has federal tax loss carryforwards of $398.7 million, $7.8 million of which are subject to Internal Revenue Code Section 382 limitations. The Company does not expect to completely utilize these federal loss carryforwards prior to their expiration and has recorded a valuation allowance of $99.3 million. The loss carryforwards will fully expire in 2029. In accordance with FAS 123(R), the $37.8 million increase to the prior years federal losses generated as a result of the tax deduction for equity is not recognized for financial statement purposes because a cash tax benefit was not realized by the Company. Thus, the Company’s federal loss carryforward reflected in these financial statements is $398.7 million.

At June 30, 2009, the Company has international tax loss carryforwards of $70.8 million. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period. The Company has assessed the utilization of these foreign tax loss carryforwards and has recorded a valuation allowance of $1.9 million as of June 30, 2008.

At June 30, 2009, the Company has state tax loss carryforwards of $899.3 million. Approximately $188.5 million of these losses are separate company state tax losses generated in periods prior to the period ending June 30, 2007. In accordance with FAS 123(R), the $37.8 million increase to the prior year’s state losses generated as a result of the tax deduction for equity is not recognized for financial statement purposes because a cash tax benefit was not realized by the Company. Thus, the Company’s state loss carryforward reflected in these financial statements is $899.3 million. Substantially all carryforwards have at least a three year carryforward period. The Company has assessed the utilization of these state tax loss carryforwards and has recorded a valuation allowance of $67.9 million as of June 30, 2009.

The valuation allowance increased by $93.8 million during fiscal year ended 2009. Of this amount, $69.6 million is due to increases in federal and state loss carry forwards. The remaining increase is due to the effect of true-up adjustments and changes in foreign-related valuation allowance.

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

Effective July 1, 2007, the Company adopted the provisions of FIN 48. As a result, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of June 30, 2009, the Company had a total of $34.4 million of unrecognized tax benefits. A reconciliation of the Company’s unrecognized tax benefit, excluding accrued interest for June 30, 2009 is as follows:

(in millions)
Balance at July 1, 2008	$11.2
Additions based on tax positions related to the current year	21.5
Additions for tax positions of prior years	3.3
Reductions for tax positions of prior years	(1.6)
Reclass of non-income tax reserves to other reserves	—
Settlements	—

Balance at June 30, 2009	$34.4

Of this amount, $30.2 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The remaining $4.2 million represents unrecognized tax benefits subject to indemnification by Cardinal. We do not expect the amount of the unrecognized tax benefits disclosed above to change significantly over the next 12 months.

In the normal course of business, we are subject to examination by taxing authorities throughout the world, including major jurisdictions such as Germany and the United Kingdom.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, the Company has approximately $4.7 million of accrued interest related to uncertain tax positions. The portion of such interest and penalties subject to indemnification by Cardinal is $4.3 million.

11. EMPLOYEE RETIREMENT BENEFIT PLANS

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

The total expense for employee defined contribution retirement plans for the fiscal years ended June 30, 2009 and June 30, 2008 was $8.0 million and $10.5 million, respectively. The decrease was attributable to the Company’s suspension of the 401(k) matching contribution in February 2009 and the suspension of the Company’s profit sharing plan effective January 1, 2009. For the period April 10, 2007 to June 30, 2007 the expense was $2.9 million and $10.2 million for the period July 1, 2006 to April 9, 2007.

Obligations and Funded Status

The following table provides a reconciliation of the change in projected benefit obligation as of June 30:

	Retirement Benefits		Other Post-Retirement Benefits
	2009	2008	2009	2008
(in millions)
Projected benefit obligation at beginning of year	$250.5	$253.9	$5.6	$5.9
Service cost	2.0	2.3	—	—
Interest cost	13.3	14.3	0.3	0.3
Benefits paid	(9.1)	(7.1)	(0.3)	(0.3)
Participant contributions	0.1	0.1	—	—
Curtailments	—	(0.2)	—	—
Settlements	—	(0.8)	—	—
Actuarial loss/(gain)	14.1	(22.6)	(0.3)	(0.3)
Net transfer in/out *	—	—	—	—
Cumulative translation adjustment	(29.4)	10.6	(0.1)	—

Projected benefit obligation at end of year	$241.5	$250.5	$5.2	$5.6

*	Additional plans recognized under FAS No. 87

The following table provides a reconciliation of the change in fair value of plan assets:

	Retirement Benefits		Other Post-Retirement Benefits
	2009	2008	2009	2008
(in millions)
Fair value of plan assets at beginning of year	$168.8	$148.2	$—	$—
Participant contributions	0.1	0.1	—	—
Employer contributions	8.6	35.6	0.3	0.3
Benefits paid	(8.7)	(7.1)	(0.3)	(0.3)
Actual return on plan assets	(7.7)	(11.3)	—	—
Settlements	—	(0.8)	—	—
Cumulative translation adjustment	(20.4)	4.2	—	—

Fair value of plan assets at end of year	$140.7	$168.9	$—	$—

The following table provides a reconciliation of the net amount recognized in the balance sheets:

	Retirement Benefits		Other Post-Retirement Benefits
	2009	2008	2009	2008
(in millions)
Funded status
Unrecognized net transition asset	$(100.8)	$(81.6)	$(5.2)	$(5.6)
Unrecognized prior service cost	—	—	—	—
Unrecognized net actuarial loss/(gain)	—	—	—	—
Other	—	—	—	—

Net amount recognized	$(100.8)	$(81.6)	$(5.2)	$(5.6)

	Retirement Benefits		Other Post-Retirement Benefits
	2009	2008	2009	2008
Amounts Recognized on Balance Sheet
Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(100.8)	(81.6)	(5.2)	(5.6)
Intangible asset	—	—	—	—

Net amount recognized	$(100.8)	$(81.6)	$(5.2)	$5.6)

After adoption of SFAS No. 158:
Amounts Recognized in Accumulated Other Comprehensive Income (AOCI)
Actuarial Loss/(Gain), net	$29.9	$(2.2)	$(0.7)	$(0.4)
Prior Service Cost	—	—	—	—

Total	$29.9	$(2.2)	$(0.7)	$(0.4)

Estimated amounts to be amortized from AOCI during next fiscal year
Actuarial Loss/(Gain), net	$1.7	$(0.8)	$—	$—
Prior Service Cost	—	—	—	—

Total	$1.7	$(0.8)	$—	$—

The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows:

	Retirement Benefits		Other Post-Retirement Benefits
	2009	2008	2009	2008
(in millions)
Projected benefit obligation	$241.5	$245.7	$5.2	$5.6
Fair value of plan assets	140.7	163.9	—	—

The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Retirement Benefits		Other Post-Retirement Benefits
	2009	2008	2009	2008
(in millions)
Accumulated benefit obligation	$224.3	$233.4	$5.2	$5.6
Fair value of plan assets	128.8	157.1	—	—

Net Periodic Benefit Cost

Components of the Company net periodic benefit costs are as follows:

	Retirement Benefits				Other Post-Retirement Benefits
	Successor		Predecessor		Successor		Predecessor
	Fiscal Year Ended 2009	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2009	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007
(in millions)
Components of net periodic benefit cost:

Service cost	$2.0	$2.3	$0.4	$1.4	$—	$—	$—	$—
Interest cost	13.3	14.3	2.9	9.2	0.3	0.3	0.1	0.2
Expected return on plan assets	(9.2)	(12.3)	(2.1)	(7.1)	—	—	—	—
Amortization	(0.7)	—	—	2.7	—	—	—	—
Other	(0.6)	(0.2)	—	—	—	—	—	—

Net periodic benefit cost	$4.8	$4.1	$1.2	$6.2	$0.3	$0.3	$0.1	$0.2

	Retirement Benefits		Other Post-Retirement Benefits
	2009	2008	2009	2008
Discount rate	5.77%	6.31%	5.43%	5.73%
Rate of increase in compensation levels	2.50%	2.50%	N/A	N/A

Assumptions

The weighted average assumptions used in determining net periodic pension cost are as follows:

	Retirement Benefits				Other Post Retirements Benefits
	Successor		Successor	Predecessor	Successor		Successor	Predecessor
	Fiscal Year Ended 2009	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Fiscal Year Ended 2009	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007
Discount rate	6.31%	5.58%	5.24%	5.15%	5.73%	5.86%	5.61%	5.92%
Rate of increase in compensation levels	2.50%	2.51%	2.51%	2.50%	N/A	N/A	N/A	N/A
Expected long-term rate of return	6.35%	6.85%	6.26%	6.36%	N/A	N/A	N/A	N/A

Plan Assets

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

	2009			2008
(in millions)	Actual $	Actual %	Target %	Actual $	Actual %	Target %
Asset Category
Equity Securities	$54.9	39%	41%	$73.1	44%	40%
Debt Securities	49.2	35%	32%	54.2	32%	36%
Real Estate	5.6	4%	6%	8.6	5%	6%
Other	31.0	22%	21%	33.0	19%	18%

Total	$140.7	100%	100%	$168.9	100%	100%

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

Healthcare Cost Trend Rates

The United States healthcare cost trend rates assumed for next year for the other postretirement benefits at June 30 are as follows:

	Other Postretirement Benefits
	2009	2008
Healthcare cost trend rate assumed for next year:
Pre – Medicare	9.0%	9.5%
Post – Medicare	10.0%	10.5%
Rate to which the cost trend is assumed to decline (ultimate trend rate)
Pre – Medicare	5.5%	5.5%
Post – Medicare	5.5%	5.5%
Year that the rate reaches the ultimate trend rate:
Pre – Medicare	2016	2016
Post – Medicare	2018	2018

A one percentage point change in the assumed healthcare cost trend rates would not have a material impact on total service cost, total interest cost or the accumulated post-retirement benefit obligation.

Contributions

The total estimated contributions for the 2010 fiscal measurement year for Retirement Benefits and Other Postretirement benefits are $8.5 million and $0.5 million, respectively.

Estimated Future Benefit Payments

Future benefit payments, which reflect expected future service, as appropriate, during the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are:

Fiscal Year Ended June 30,	Retirement Benefits	Other Post-Retirement Benefits
(in millions)
2010	$7.9	$0.5
2011	8.4	0.5
2012	9.1	0.5
2013	9.6	0.5
2014	10.4	0.5
2015 – 2019	54.8	2.1

12. RELATED PARTY TRANSACTIONS

Advisor Transaction and Management Fees—In connection with the Acquisition, the Successor entered into a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investor’s investment in Phoenix.

The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the fiscal year ended June 30, 2009, this management fee was approximately $10.0 million. This fee was expensed in selling, general and administrative expenses in the Statement of Operations.

Cardinal Predecessor Related Party Transactions- The Company entered into a transition services agreement with Cardinal in order to maintain certain critical general and administrative functions immediately after the Acquisition and continuing for various periods of time, including certain human resources, information technology (“IT”) support, tax and other services, which services are substantially complete. During the fiscal year ended June 30, 2008, the Company was charged $10.9 million for certain human resources, IT support, tax and other services. The expenses associated with the transition services agreement are included in selling, general and administrative expenses in the Statement of Operations. During the fiscal year 2009, the expenses associated with the transition services were immaterial.

As a result of the Acquisition, the Company incurred costs to separate certain shared service functions and systems from Cardinal. These costs are recorded as other special items as incurred in the Consolidated Statements of Operations. As part of the Purchase Agreement, Cardinal reimbursed $12.0 million of these separation expenses.

Cardinal provided various services to the Predecessor, including but not limited to cash management, tax and legal services, internal audit, facilities management, security, payroll and employee benefit administration, insurance administration, and telecommunication services. Cardinal allocated these expenses and all other central operating costs (“Cardinal Allocation”), on the basis of direct usage when identifiable, with the remainder allocated among Cardinal’s businesses on the basis of their respective revenues, headcount or another measure. In the opinion of management, these methods of allocating costs were reasonable.

The Cardinal Allocation fee allocated to the Predecessor was included in selling, general and administrative expenses in the Statements of Operations. Total expenses allocated to the Predecessor were as follows:

Total allocated expenses:

July 1, 2006 to April 9, 2007
(in millions)
Cardinal Allocation	Administrative support services	$53.1

In addition, the Company’s businesses provide manufacturing services to the other Cardinal segments. Under the Successor, sales to and purchases from other Cardinal segments are recorded as trade receivables and accounts payable, respectively, within the Company’s Consolidated Balance Sheet. The total sales to other Cardinal segments for the period July 1, 2006 to April 9, 2007, were $8.5 million. Also, the Company purchased certain supplies from the other Cardinal segments. The total purchases by the Company from other Cardinal segments for the period July 1, 2006 to April 9, 2007 were $17 million.

Other Related-Party Transactions

Certain facilities purchase Gelatin and an Oral Technologies German subsidiary leases plant facilities, purchases other services and receives loans from time-to-time from a German company that is also the minority owner of the Oral Technologies German subsidiary. Gelatin purchases amounted to $25.7 million, $22.8 million, $9.3 million, and $14.0 million for fiscal years ended June 30, 2009, June 30, 2008 and for the periods April 10, 2007 to June 30, 2007, July 1, 2006 to April 9, 2007, respectively. Rental payments amounted to $6.8 million, $7.6 million, $2.0 million, and $4.5 million and purchased services amounted to $5.8 million, $6.3 million, $1.3 million, and $4.0 million for those same periods, respectively.

Gerresheimer and Klöckner Pentaplast, which are affiliated with Blackstone, supply us with packaging materials, raw materials and other supplies used in our operations. Purchases from Gerresheimer and Klöckner Pentaplast were approximately $5.8 million for the fiscal year ended June 30, 2009. We believe that these transactions were entered into in the ordinary course of our business and were conducted on an arm’s length basis.

We have a participation agreement with CoreTrust Purchasing Group (“CPG”), which designates CPG as a supplier of an outsource service for indirect materials. We do not pay any fees to participate in this group arrangement, and we can terminate our participation at any time prior to the expiration of the agreement without penalty. The vendors separately pay fees to CPG for access to CPG’s consortium of customers. Blackstone entered into an agreement with CPG whereby Blackstone receives a portion of the gross fees vendors pay to CPG based on the volume of purchases made by us and other participants. Purchases from CPG were approximately $4.8 million and $4.5 million for the fiscal year ended June 30, 2009 and 2008, respectively.

13. EQUITY

Description of Capital Stock

The Company is authorized to issue 1,000 shares of capital stock, all of which are Common Stock, with a par value of $0.01 per share. In accordance with the Certificate of Incorporation of the Company, each share of Common Stock shall have one vote, and the Common Stock shall vote together as a single class. As of June 30, 2009, 100% of the outstanding shares of the capital stock of the Company have been issued to, and are held by, PTS Intermediate Holdings, LLC. In accordance with the By-Laws of the Company, the Board of Directors may declare dividends upon the stock of the Company as and when the Board deems appropriate.

Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss) consist of:

	Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Pension Liability Adjustments	Other Comprehensive Earnings/(Loss)
(in millions)
Successor
Balance at April 10, 2007	$—	$—	$—	$—
Activity, net of tax	9.2	—	1.8	11.0

Balance at June 30, 2007	9.2	—	1.8	11.0
Activity, net of tax	204.6	(12.5)	3.2	195.3

Balance at June 30, 2008	213.8	(12.5)	5.0	206.3
Activity, net of tax	(165.5)	(6.9)	(26.1)	(198.5)

Balance at June 30, 2009	$48.3	$(19.4)	$(21.1)	$7.8

14. EQUITY-BASED COMPENSATION

The Company has an equity-based compensation plan outstanding as of June 30, 2009. In addition, the Predecessor was a party to the Cardinal equity-based compensation plan prior to the Acquisition. These plans are described below. The following table summarizes the impact of the equity-based compensation recorded in the Company’s Consolidated Statement of Operations as follows:

	Successor			Predecessor
	Fiscal Year Ended 2009	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007
(in millions)
Stock compensation expense in selling, general and administrative	$(0.3)	$8.2	$1.0	$35.1

During fiscal 2009, the Company recorded a cumulative adjustment to compensation expense to reflect the reversal of expense previously recognized for certain performance-based stock options that are no longer likely to vest in accordance with the terms in the plan. The vesting of performance-based shares is based on the Company’s performance or specific targets attained for EBITDA and net debt goals, set by our board of directors for the participants of the plan.

Summary of Company Plan

The Board of Directors of the Parent approved a stock option plan (“2007 Plan”) for the purpose of retaining certain key employees and directors of its subsidiaries. Under this program, key employees and directors of the Company (“Participants”) were granted stock option awards in Parent.

The total number of shares that may be issued under the 2007 Plan is 76,000 of the Parent’s available shares subject to adjustment in certain events, including equity restructurings. The exercise price of stock option awards granted under the 2007 Plan will not be less than 100% of the fair market value of the underlying shares on the date of grant, as determined under the 2007 Plan. In addition, the Company also adopted a form of non-statutory stock option agreement (the “Form Option Agreement”) for awards under the 2007 Plan. Under the Form Option Agreement, certain stock option awards will vest over a five-year period of time contingent solely upon the Participants’ continued employment with the Company. Other stock option awards will vest over a specified performance period from the grant date upon the achievement of pre-determined operating performance targets over time, while others are market-based awards and vest based upon The Blackstone Group’s realization of certain internal rates of return goals and the occurrence of a liquidity event subject to certain other performance criteria. The Form Option Agreement includes certain forfeiture provisions upon a Participant’s separation from service with the Company. As of June 30, 2009, 63,850 equity awards have been granted to employees and directors of the Company.

Summary of Assumptions and Activity

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model for service and performance based awards, and an adaptation of the Black-Scholes-Merton option valuation model, which takes into consideration the internal rate of return thresholds for market based awards. This model adaptation is essentially equivalent to the use of a path-dependant lattice model. In estimating fair value, expected volatility used by the Company in 2009 is based on the historical volatility of closing share price of a comparable peer group and other factors. The average expected life was determined according to the “simplified method” as described in SAB 107 and 110, which is the mid-point between the vesting date and the end of the contractual term. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Time and Performance Based Awards	Market Based Awards
Expected volatility	26.91% -33.71%	26.86% -31.91%
Expected dividends	0%	0%
Expected term (in years)	6.5	6.5 - 7.5
Risk-free rate	2.90% -3.72%	2.90% - 3.94%

The activity of the Company’s equity based compensation program is presented below:

		Time Based Awards	Performance Based Awards	Market Based Awards
(in dollars)	Weighted Average Exercise Price	Number of Shares	Number of Shares	Number of Shares
Balance at June 30, 2008	$919.00	25,125	24,348	24,354
Granted	1,000.00	8,498	1,006	8,496
Exercised	—	—	—	—
Forfeited	1,000.00	(7,576)	(8,199)	(8,202)

Balance at June 30, 2009	$912.00	26,047	17,155	24,648

Weighted average grant date fair value		$244.07	$387.29	$66.18

As of June 30, 2009, the total number of options vested or expected to vest was 29,517 with a weighted average exercise price of approximately $910.00 and a weighted average remaining contractual life of 8.4 years. These awards had an aggregate intrinsic value of $2.0 million as of June 30, 2009. In addition, as of June 30, 2009, there were 6,593 options currently exercisable with a weighted average exercise price of approximately $940.00 and a weighted average remaining contractual term of 7.9 years.

The weighted average grant date fair value of option awards granted during the year ended June 30, 2009 was approximately $168.11. The total estimated fair value of option awards granted during fiscal 2009 is $3.0 million. The total fair value of awards vested during the year ended June 30, 2009 was approximately $2.4 million. As of June 30, 2009, there was approximately $5.2 million of unrecognized stock-based compensation expense, net of estimated forfeitures, that is expected to be recognized over a weighted average period of approximately 2 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations. The Company did not record any compensation expense for the market-based awards, as it was determined that it is not probable that these awards will vest due to the contingent performance criteria. Unrecognized compensation of $2.1 million for the market condition awards will be recognized once the contingent performance criteria are met.

In addition to nonqualified stock options issued during the fiscal year ended June 30, 2009, the Company’s Board of Directors granted 2,000 Restricted Stock Units (“RSU”) with respect to compensation for a participant to receive shares of common stock equal to the units vested upon settlement. Such awards had an intrinsic value of $1.5 million as of June 30, 2009.

Restricted stock unit activity is as follows:

Non-Vested Restricted Stock Units	Number of Awards	Weighted Average Grant Date Fair Value
Non-vested as of June 30, 2008	—	$—
Granted	2,000	750.00
Vested	—	—
Forfeited	—	—

Non-vested as of June 30, 2009	2,000	$750.00

BHP PTS Holdings, L.L.C., the ultimate parent of the Company, has granted a Director of the Company, certain units, which are profits interest units which represent, in the aggregate, the right to receive up to less than 1% of the future appreciation of BHP PTS Holdings, L.L.C.’s equity above the enterprise value of BHP PTS Holdings, L.L.C. on the date of issuance. The units vest in the same manner as the options vest under the 2007 Plan pursuant the terms of the Form Option Agreement.

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

As a result of the Acquisition, each Predecessor employee’s unvested options as of April 9, 2007 were automatically vested on a pro rata basis due to the change in control, with the exception of the options granted during the period July 1, 2006 to April 9, 2007, which vested August 2007 on a pro rata basis. As a result of this acceleration and modification, the Predecessor recognized an additional $16.4 million of compensation expense during the period July 1, 2006 to April 9, 2007. In addition, the Predecessor employees had ninety days after the Acquisition to exercise their vested stock options under the Predecessor Plan.

15. COMMITMENTS AND CONTINGENT LIABILITIES

The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2009 are:

(in millions)	2010	2011	2012	2013	2014	Thereafter	Total
Minimum rental payments	$14.5	$14.0	$9.3	$5.4	$4.2	$17.5	$64.9

Rental expense relating to operating leases was approximately $15.5 million, $16.3 million, $2.6 million, and $10.2 million for the fiscal years ended June 30, 2009, June 30, 2008 and for the periods April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007, respectively. Sublease rental income was not material for any period presented herein.

Other Matters

The Company, along with several pharmaceutical companies, is involved in fifty-five (55) product liability lawsuits relating to Amnesteem® (isotretinoin), a product manufactured by us. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including making a determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

From time to time the Company may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects, and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant. The Company intends to vigorously defend ourselves against such other litigation and does not currently believe that the outcome of any such other litigation will have a material adverse effect on our financial statements.

16. PROPERTY AND EQUIPMENT IMPAIRMENT CHARGES AND OTHER

The Company classifies certain asset impairments related to restructurings in special items, which are included in operating earnings within the statements of operations. Asset impairments and gains and losses from the sale of assets not eligible to be classified as special items or discontinued operations are classified within “impairment charges and other” within the statements of operations. These asset impairment charges were included within the unallocated costs in the segment results in Note 17.

During the fiscal years ended June 30, 2009, June 30, 2008 and the periods April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007, the Company recorded charges/(gains) of $43.5 million, $66.0 million and $(0.2) million, and $(1.3) million, respectively.

Successor Periods

During the three months ended March 31, 2009, the Company completed an interim goodwill impairment assessment under SFAS No. 142, which resulted in a non-cash charge to goodwill impairment on the Consolidated Statements of Operations. In conjunction with the goodwill impairment, the Company completed the required review of long-lived assets under SFAS 144 within the Packaging Services segment to test for recoverability and recorded a non-cash charge of $21.1 million. In addition, during the quarter ended March 31, 2009, the Company made a determination that certain property and equipment within the Sterile Technologies segment had become impaired. The Company performed an evaluation of these long-lived assets, which resulted in a total $24.9 million non-cash impairment charge to property and equipment impairment on the Consolidated Statements of Operations. Impairment charges are recorded within the Consolidated Statements of Operations as impairment charges and gain/(loss) on sale of assets.

During the fourth quarter of 2009, we completed our annual impairment tests of property and equipment. There were no significant changes from the previous market conditions or the amount of the reporting unit’s cash flows, including the carrying value of assets and liabilities, to record additional impairment charges for fiscal year 2009.

During the fourth quarter of fiscal 2008, the Company completed its required annual goodwill impairment assessment under SFAS 142, which resulted in a $239.0 million charge to goodwill impairment within the Packaging Services segment on the statement of operations. See Note 4 for further discussion of goodwill impairment. In conjunction with recording this goodwill impairment in fiscal 2008, the Company completed the required review of long-lived assets under SFAS 144 within the Packaging Services segment to test for recoverability and recorded a non-cash charge of $42.4 million within the Packaging Services segment. During the fourth quarter of fiscal 2008, the Company made a determination that certain property and equipment within the Oral Technologies segment and within the Sterile Technologies segment had become impaired as a result of unfavorable business performance during the fiscal year. The Company performed an evaluation of these long-lived assets which resulted in a $23.6 million charge to property and equipment impairment on the Consolidated Statements of Operations as impairment charges and gain/(loss) on sale of assets.

During the period April 10, 2007 to June 30, 2007, the Company did not record any significant asset impairment and (gain)/loss on sale of assets.

Predecessor Periods

During the period July 1, 2006 to April 9, 2007, the Company incurred the following asset impairment and (gain)/loss on sale of assets:

•	A loss of $1.0 million associated with the sale of one of the Oral Technologies segment facilities.

•	A gain of $5.0 million on the sale of a business within the Oral Technologies segment.

•

An asset impairment of $1.8 million based upon a discounted cash flow analysis performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” based upon a change in management’s expected use of the assets related to the Sterile Technologies segment.

17. SEGMENT INFORMATION

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

The following tables include net revenue and EBITDA during the fiscal years ended June 30, 2009, June 30, 2008 and the periods April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007.

	Successor			Predecessor
	Fiscal Year Ended 2009	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Combined Fiscal Year Ended 2007
(in millions)
Oral Technologies
Net revenue	$956.7	$1,039.0	$239.1	$704.2	$943.3
Segment EBITDA	214.8	229.4	42.3	156.1	198.4
Sterile Technologies
Net revenue	278.5	293.5	63.8	179.1	242.9
Segment EBITDA	27.5	40.7	6.1	(2.2)	3.9
Packaging Services
Net revenue	451.4	531.3	129.1	422.6	551.7
Segment EBITDA	28.4	61.9	15.9	49.2	65.1
Inter-segment revenue elimination	(47.1)	(46.1)	(9.8)	(34.1)	(43.9)
Unallocated Costs (1)	(207.8)	(510.1)	(148.9)	(73.7)	(222.6)
Combined Total
Net revenue	1,639.5	1,817.7	422.2	1,271.8	1,694.0
EBITDA from continuing operations	$62.9	$(178.1)	$(84.6)	$129.4	$44.8

(1)	Unallocated Costs include special items, equity-based compensation, impairment charges, certain other Corporate directed costs, and other costs that are not allocated to the segments as follows:

	Successor			Predecessor
	Fiscal Year Ended 2009	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Combined Fiscal Year Ended 2007
(in millions)
Impairment charges and loss/(gain) on sale assets	$(195.2)	$(316.6)	$0.2	$1.3	$1.5
Equity redemption (compensation), net	0.3	(8.2)	(1.0)	(35.1)	(36.1)
Restructuring and other special items	(20.2)	(23.7)	(25.5)	(22.0)	(47.5)
Transitional costs	(4.7)	—	—	—	—
In-process research and development	—	—	(112.4)	—	(112.4)
Sponsor advisory fee	(10.0)	(10.0)	(2.2)	—	(2.2)
Minority interest, net	0.6	(3.5)	(0.7)	(3.9)	(4.6)
Other expense, net	14.5	(144.6)	(0.7)	(0.1)	(0.8)
Cardinal allocation	—	—	—	(53.1)	(53.1)
Non-allocated corporate costs, net	6.9	(3.5)	(6.6)	39.2	32.6

Total unallocated costs	$(207.8)	$(510.1)	$(148.9)	$(73.7)	$(222.6)

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA:

	Successor			Predecessor
	Fiscal Year Ended 2009	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	Combined Fiscal Year Ended 2007
(in millions)
Earnings/(loss) from continuing operations	$(272.9)	$(455.5)	$(145.1)	$43.0	$(102.1)
Depreciation and amortization	137.4	158.3	36.4	76.0	112.4
Interest expense, net	181.6	201.2	44.1	8.9	53.0
Income tax expense/(benefit)	16.8	(82.1)	(20.0)	1.5	(18.5)

EBITDA	$62.9	$(178.1)	$(84.6)	$129.4	$44.8

The following tables include depreciation and amortization expense and capital expenditures for the fiscal years ended June 30, 2009, June 30, 2008 and the periods April 10, 2007 to June 30, 2007 and July 1, 2006 to April 9, 2007 for each segment, as well as reconciling items necessary to total the amounts reported in the financial statements:

Depreciation and Amortization Expense

	Successor			Predecessor
	Fiscal Year Ended 2009	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007
(in millions)
Oral Technologies	$80.0	$84.2	$20.3	$38.3
Sterile Technologies	26.9	30.0	6.4	13.1
Packaging Services	23.3	34.8	7.9	20.4
Corporate	7.2	9.3	1.8	4.2

Total depreciation and amortization expense	$137.4	$158.3	$36.4	$76.0

Capital Expenditures

	Successor			Predecessor
	Fiscal Year Ended 2009	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007
(in millions)
Oral Technologies	$38.9	$42.4	$6.8	$28.7
Sterile Technologies	18.3	17.7	4.3	48.1
Packaging Services	23.2	19.5	2.3	24.0
Corporate	3.3	4.8	5.0	1.7

Total capital expenditures	$83.7	$84.4	$18.4	$102.5

The following table includes total assets at June 30, 2009 and 2008 for each segment as well as reconciling items necessary to total the amounts reported in the financial statements:

Assets

	June 30, 2009	June 30, 2008
(in millions)
Oral Technologies	$2,206.1	$2,466.0
Sterile Technologies	467.2	539.2
Packaging Services	611.5	777.3
Corporate and eliminations	(171.2)	(99.2)
Assets held for sale	18.2	21.0

Total assets	$3,131.8	$3,704.3

The following table presents revenue and long-lived assets by geographic area:

	Net Revenue				Long-Lived Assets(1)
	Successor			Predecessor
	Fiscal Year Ended 2009	Fiscal Year Ended 2008	April 10, 2007 to June 30, 2007	July 1, 2006 to April 9, 2007	As of June 30, 2009	As of June 30, 2008
(in millions)
United States	$631.7	$681.2	$168.9	$518.2	$1,000.3	$1,901.5
Europe(2)	804.3	927.8	209.8	612.5	1,039.9	680.6
International other	225.8	226.8	47.4	155.3	249.4	165.4
Eliminations	(22.3)	(18.1)	(3.9)	(14.2)	—	—

Total	$1,639.5	$1,817.7	$422.2	$1,271.8	$2,289.6	$2,747.5

(1)	Long-lived assets include property and equipment, net of accumulated depreciation; intangible assets, net of accumulated amortization; and goodwill.
(2)	For the fiscal year ended June 30, 2009, Europe was comprised of revenue from Germany of $216.7 million, the United Kingdom of $249.7 million and other countries within Europe of $337.9 million.

18. SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at June 30, 2009 and June 30, 2008 are detailed in the following tables, and reflect the impact of the evaluation of the fair values of the real and personal property, inventory and certain identifiable intangible assets in connection with the purchase price allocation related to the Acquisition, as follows:

Inventories

Work-in-process and finished goods inventories include raw materials, labor and overhead. Inventories consisted of the following at June 30:

	June 30, 2009	June 30, 2008
(in millions)
Raw materials and supplies	$105.3	$127.8
Work-in-process	23.9	27.7
Finished goods	72.5	73.0

Total inventory, gross	201.7	228.5
Inventory reserves	(19.7)	(17.8)

Total inventory, net	$182.0	$210.7

Prepaid and other assets

Prepaid and other assets consist of the following at June 30:

	June 30, 2009	June 30, 2008
(in millions)
Prepaid expenses	$18.2	$22.3
Spare parts	12.1	13.4
Deferred taxes	15.7	26.2
Other current assets	43.5	27.7

Total prepaid and other assets	$89.5	$89.6

Property and Equipment

Property and equipment consist of the following at June 30:

	June 30, 2009	June 30, 2008
(in millions)
Land, buildings and improvements	$403.9	$435.7
Machinery and equipment	536.4	608.3
Furniture and fixtures	10.0	13.8
Construction in progress	56.8	52.2

Property and equipment, at cost	1,007.1	1,110.0
Accumulated depreciation	(196.7)	(171.8)

Property and equipment, net	$810.4	$938.2

Other Assets

Other assets consist of the following at June 30:

	June 30, 2009	June 30, 2008
(in millions)
Deferred long term debt financing costs	$42.4	$60.9
Deferred taxes	184.4	186.8
Other	9.4	7.5

Total other assets	$236.2	$255.2

Other Accrued Liabilities

Other accrued liabilities consist of the following at June 30:

	June 30, 2009	June 30, 2008
(in millions)
Accrued employee-related expenses	$64.8	$66.8
Restructuring accrual.	4.8	4.3
Deferred income taxes	16.2	12.9
Accrued interest	19.0	17.9
Interest rate swaps	28.1	14.2
Other accrued liabilities and expenses	59.8	57.9

Total other accrued liabilities	$192.7	$174.0

Allowance for Doubtful Accounts

Trade receivables allowance for Doubtful Accounts activity as follows at June 30 and April 9:

	Successor			Predecessor
	June 30, 2009	June 30, 2008	June 30, 2007	April 9, 2007
(in millions)
Trade receivables allowance for doubtful accounts
Beginning balance	$5.8	$6.6	$6.5	$5.4
Charged to costs and expenses	1.0	2.7	0.7	2.0
Deductions	(3.3)	(3.5)	(0.6)	(0.9)

Ending balance	$3.5	$5.8	$6.6	$6.5

Inventory Reserve

Inventories reserve activity as follows at June 30 and April 9:

	Successor			Predecessor
	June 30, 2009	June 30, 2008	June 30, 2007	April 9, 2007
(in millions)
Inventories reserve
Beginning balance	$17.8	$16.6	$14.2	$13.7
Charged to costs and expenses	13.2	14.0	3.8	4.4
Deductions	(11.3)	(12.8)	(1.4)	(3.9)

Ending balance	$19.7	$17.8	$16.6	$14.2

19. SUBSEQUENT EVENTS

On July 31, 2009, the Company executed a new $300.0 million U.S. swap agreement, which will be effective June 30, 2010 and mature on April 10, 2013. As the Company deems appropriate, we enter into interest rate swaps to manage our interest rate risk on our variable interest rate debt. The hedging instrument has a fixed rate and will be indexed based on a one month USD LIBOR rate.

On August 20, 2009, the Company announced the formation of a new business unit: Development and Clinical Services. By bringing together parts of our business that provide services to pharmaceutical and biotech companies and others that conduct drug and vaccine R&D, we can leverage the natural synergies and relationships among certain parts of our business and accelerate our growth even further. We expect the creation of this new business unit to have an impact on our future segment reporting requirements, as determined in accordance with Statement of Financial Accounting Standard No. 131 Disclosures about Segments of an Enterprise, and our future reporting unit structure, as determined by Statement of Financial Accounting Standard No. 142 Goodwill and Other Intangible Assets. These changes will be reflected in future quarterly and annual reports.

In the preparation of its consolidated financial statements, Catalent completed an evaluation of the impact of any other subsequent events through September 28, 2009, the date these financial statements were issued, and determined there were no subsequent events requiring disclosure in or adjustment to these financial statements, other than those discussed above.

20. GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS

All obligations under the senior secured credit agreement, the Senior Toggle Notes and the Senior Subordinated Notes are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.

The following condensed financial information presents the Company’s Consolidating Balance Sheet as of June 30, 2009 and as of June 30, 2008 and the Consolidating Statements of Operations and Cash Flows for the fiscal years ended June 30, 2009, June 30, 2008 and for the period April 10, 2007 to June 30, 2007 and for period July 1, 2006 to April 9, 2007 for: (a) Catalent Pharma Solutions, Inc. (“Issuer and/or Parent”); (b) the guarantor subsidiaries; (c) the non guarantor subsidiaries and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Combining Statements of Operations

For the Year Ended June 30, 2009

(in millions)

	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$631.7	$1,029.4	$(21.6)	$1,639.5
Cost of products sold	—	442.0	813.9	(21.6)	1,234.3

Gross margin	—	189.7	215.5	—	405.2
Selling, general and administrative expenses	(0.3)	164.3	115.4	—	279.4
Impairment charges and (gain)/loss on sale of assets	(4.1)	162.1	37.2	—	195.2
Restructuring and other special items	—	16.5	3.7	—	20.2

Operating (loss)/earnings	4.4	(153.2)	59.2	—	(89.6)
Interest expense, net	179.7	0.4	1.5	—	181.6
Other (income)/expense, net	121.4	(31.2)	80.0	(184.7)	(14.5)

(Loss)/earnings from continuing operations before income taxes, minority interest and discontinued operations	(296.7)	(122.4)	(22.3)	184.7	(256.7)
Income tax (benefit)/expense	11.4	(1.1)	6.5	—	16.8
Minority interest, net of tax benefit	—	—	(0.6)	—	(0.6)

(Loss)/earnings from continuing operations before discontinued operations	(308.1)	(121.3)	(28.2)	184.7	(272.9)
Earnings/(loss) from discontinued operations, net of tax benefit	—	(30.7)	(4.5)	—	(35.2)

Net (loss)/earnings	$(308.1)	$(152.0)	$(32.7)	$184.7	$(308.1)

Catalent Pharma Solutions, Inc. and Subsidiaries

Combining Statements of Operations

For the Year Ended June 30, 2008

(in millions)

	Issuer	Guarantor	Non- Guarantors	Eliminations	Consolidated
Net revenue	$—	$681.2	$1,154.3	$(17.8)	$1,817.7
Cost of products sold	—	487.1	890.8	(17.8)	1,360.1

Gross margin	—	194.1	263.5	—	457.6
Selling, general and administrative expenses	—	179.1	126.5	—	305.6
Impairment charges and (gain)/loss on sale of assets	—	122.2	194.4	—	316.6
Restructuring and other special items	—	20.8	2.9	—	23.7

Operating (loss)/earnings	—	(128.0)	(60.3)	—	(188.3)
Interest expense, net	196.6	(0.2)	4.8	—	201.2
Other (income)/expense, net	419.1	(32.2)	68.4	(310.7)	144.6

(Loss)/earnings from continuing operations before income taxes, minority interest and discontinued operations	(615.7)	(95.6)	(133.5)	310.7	(534.1)
Income tax benefit	(76.0)	(0.8)	(5.3)	—	(82.1)
Minority interest, net of tax benefit	—	—	3.5	—	3.5

(Loss)/earnings from continuing operations before discontinued operations	(539.7)	(94.8)	(131.7)	310.7	(455.5)
Earnings/(loss) from discontinued operations, net of tax benefit	—	(56.)	(27.6)	—	(84.2)

Net (loss)/earnings	$(539.7)	$(151.3)	$(159.3)	$310.7	$(539.7)

Catalent Pharma Solutions, Inc. and Subsidiaries

Combining Statements of Operations

For the period April 10, 2007 to June 30, 2007

(in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenue	$—	$168.8	$257.2	$(3.8)	$422.2
Cost of products sold	—	125.9	210.9	(3.8)	333.0

Gross margin	—	42.9	46.3	—	89.2
Selling, general and administrative expenses	—	41.4	29.7	—	71.1
Impairment charges and (gain)/loss on sale of assets	—	(0.2)	—	—	(0.2)
In-process research and development (IPR&D)	—	31.3	81.1	—	112.4
Restructuring and other special items	—	21.0	4.5	—	25.5

Operating loss	—	(50.6)	(69.0)	—	(119.6)
Interest expense, net	43.1	0.7	0.3	—	44.1
Other (income)/expense, net	107.2	0.2	2.8	(109.5)	0.7

(Loss)/earnings from continuing operations before income taxes, minority interest and discontinued operations	(150.3)	(51.5)	(72.1)	109.5	(164.4)
Income tax (benefit)/expense	—	(21.2)	1.2	—	(20.0)
Minority interest, net of tax benefit	—	—	0.7	—	0.7

(Loss)/earnings from continuing operations	(150.3)	(30.3)	(74.0)	109.5	(145.1)
Loss from discontinued operations, net of tax benefit	—	(5.3)	0.1	—	(5.2)

Net (loss)/earnings	$(150.3)	$(35.6)	$(73.9)	$109.5	$(150.3)

Catalent Pharma Solutions, Inc. and Subsidiaries

Combining Statements of Operations

For the period July 1, 2006 to April 9, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Predecessor
(in millions)
Net revenue	$—	$518.2	$767.6	$(14.0)	$1,271.8
Cost of products sold	—	380.7	606.4	(14.0)	973.1

Gross margin	—	137.5	161.2	—	298.7
Selling, general and administrative expenses	—	154.7	65.9	—	220.6
Impairment charges and (gain)/loss on sale of assets	—	(3.7)	2.4	—	(1.3)
In-process research and development (IPR&D)	—	—	—	—	—
Restructuring and other special items	—	17.9	4.1	—	22.0

Operating (loss)/earnings	—	(31.4)	88.8	—	57.4
Interest expense, net	(1.7)	1.5	9.1	—	8.9
Other (income)/expense, net	(23.2)	0.1	(1.7)	24.9	0.1

(Loss)/earnings from continuing operations before income taxes, minority interest and discontinued operations	24.9	(33.0)	81.4	(24.9)	48.4
Income tax (benefit)/expense	—	(17.1)	18.6	—	1.5
Minority interest, net of tax benefit	—	—	3.9	—	3.9

(Loss)/earnings from continuing operations	24.9	(15.9)	58.9	(24.9)	43.0
Earnings/(loss) from discontinued operations, net of tax benefit	—	(14.4)	(3.7)	—	(18.1)

Net (loss)/earnings	$24.9	$(30.3)	$55.2	$(24.9)	$24.9

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

June 30, 2009

(in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$4.3	$59.6	$—	$63.9
Trade receivables, net	—	73.6	178.8	—	252.4
Intercompany receivables	—	52.7	208.6	(261.3)	—
Inventories, net	—	50.1	131.9	—	182.0
Prepaid expenses and other	8.5	29.1	51.9	—	89.5
Assets held for sale	—	18.2	—	—	18.2

Total current assets	8.5	228.0	630.8	(261.3)	606.0
Property and equipment, net	—	356.1	454.3	—	810.4
Goodwill	—	483.3	599.4	—	1,082.7
Other intangibles, net	—	160.9	235.6	—	396.5
Investment in subsidiaries	2,577.2	—	—	(2,575.2)	2.0
Intercompany long-term receivable	—	0.7	7.2	(7.9)	—
Deferred income taxes	96.6	49.0	38.8	—	184.4
Other assets	44.5	5.7	1.7	(2.1)	49.8

Total assets	$2,726.8	$1,283.7	$1,967.8	$(2,846.5)	$3,131.8

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$55.2	$1.6	$7.4	$—	$64.2
Accounts payable	—	32.8	94.2	—	127.0
Intercompany accounts payable	224.0	—	—	(224.0)	—
Other accrued liabilities	45.9	80.5	66.3	—	192.7
Liabilities held for sale	—	6.2	—	—	6.2

Total current liabilities	325.1	121.1	167.9	(224.0)	390.1
Long-term obligations, less current portion	2,258.0	3.1	22.0	—	2,283.1
Intercompany long-term debt	45.4	—	—	(45.4)	—
Other liabilities	14.6	163.6	199.7	—	377.9
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,071.0	—	—	—	1,071.0
Shareholder’s equity	—	1,000.7	1,576.4	(2,577.1)	—
Accumulated deficit	(998.1)	—	—	—	(998.1)
Accumulated other comprehensive income/(loss)	10.8	(4.8)	1.8	—	7.8

Total Shareholder’s equity	83.7	995.9	1,578.2	(2,577.1)	80.7

Total liabilities and shareholder’s equity	$2,726.8	$1,283.7	$1,967.8	$(2,846.5)	$3,131.8

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheet

June 30, 2008

(in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$—	$12.2	$60.2	$—	$72.4
Trade receivables, net	—	107.6	200.3	—	307.9
Intercompany receivables	—	3.4	247.8	(251.2)	—
Inventories, net	—	53.2	157.5	—	210.7
Prepaid expenses and other	1.2	28.5	59.9	—	89.6
Assets held for sale	—	19.5	1.5	—	21.0

Total current assets	1.2	224.4	727.2	(251.2)	701.6
Property and equipment, net	—	436.1	502.1	—	938.2
Goodwill	—	556.6	734.7	—	1,291.3
Other intangibles, net	—	219.1	298.9	—	518.0
Investment in subsidiaries	2,761.8	—	—	(2,761.8)	—
Deferred income taxes	88.0	71.2	27.6	—	186.8
Other	60.9	5.5	2.0	—	68.4

Total assets	$2,911.9	$1,512.9	$2,292.5	$(3,013.0)	$3,704.3

Liabilities and Shareholder’s Equity

Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.8	$6.6	$7.8	$—	$29.2
Accounts payable	—	40.3	98.4	—	138.7
Intercompany accounts payable	147.6	26.1	—	(173.7)	—
Other accrued liabilities	(0.4)	103.3	71.1	—	174.0
Liabilities held for sale	—	3.7	—	—	3.7

Total current liabilities	162.0	180.0	177.3	(173.7)	345.6
Long-term obligations, less current portion	2,351.6	4.7	26.0	—	2,382.3
Intercompany long-term debt	24.1	—	53.4	(77.5)	—
Deferred income taxes	1.1	153.1	105.2	—	259.4
Other liabilities	0.2	21.9	106.0	—	128.1

Shareholder’s Equity:

Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,072.6	—	—	—	1,072.6
Shareholder’s equity	—	1,152.7	1,609.1	(2,761.8)	—
Accumulated deficit	(690.0)	—	—	—	(690.0)
Accumulated other comprehensive income/(loss)	(9.7)	0.5	215.5	—	206.3

Total Shareholder’s equity	372.9	1,153.2	1,824.6	(2,761.8)	588.9

Total liabilities and shareholder’s equity	$2,911.9	$1,512.9	$2,292.5	$(3,013.0)	$3,704.3

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended June 30, 2009

(in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/earnings	$(308.1)	$(152.0)	$(32.7)	$184.7	$(308.1)
Loss from discontinued operations	—	(30.7)	(4.5)	—	(35.2)

Loss/earnings from continuing operations	(301.1)	(121.3)	(28.2)	184.7	(272.9)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	—	69.9	67.5	—	137.4
Unrealized foreign currency transaction (gains)/ losses, net	(50.4)	0.6	20.2	—	(29.6)
Amortization of debt financing costs	9.6	—	—	—	9.6
Asset impairments and (gain)/loss on sale of assets	(4.1)	162.1	37.2	—	195.2
Equity compensation	(0.3)	—	—	—	(0.3)
Income from subsidiaries	184.7	—	—	(184.7)	—
Provision/(benefit) for deferred income taxes	11.4	(3.0)	(11.6)	—	(3.2)
Provisions for bad debts and inventory	—	5.3	8.9	—	14.2
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	34.0	(3.8)	—	30.2
Decrease/(Increase) in inventories	—	(2.3)	—	—	(2.3)
Increase/(Decrease) in accounts payable	—	(7.5)	7.9	—	0.4
Other accrued liabilities and operating items, net	28.2	(15.3)	(22.5)	—	(9.6)

Net cash provided by operating activities from continuing operations	(129.0)	122.5	75.6	—	69.1
Net cash provided by/(used in) operating activities from discontinued operations	—	3.8	—	—	3.8

Net cash provided by operating activities	(129.0)	126.3	75.6	—	72.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired
Proceeds from sale of property and equipment	—	—	2.2	—	2.2
Additions to property and equipment	—	(24.2)	(59.5)	—	(83.7)

Net cash used in investing activities from continuing operations	—	(24.2)	(57.3)	—	(81.5)
Net cash used in investing activities from discontinued operations	—	(2.8)	—	—	(2.8)

Net cash used in investing activities	—	(27.0)	(57.3)	—	(84.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	108.8	(105.7)	(3.1)	—	—
Net change in short-term borrowings	(0.3)	—	(1.1)	—	(1.4)
Repayments of revolver credit facility	(68.0)	—	—	—	(68.0)
Borrowings from revolver credit facility	104.0	—	—	—	104.0
Reduction of long-term obligations	(14.2)	(1.5)	(7.1)	—	(22.8)
Equity (redemptions) contributions, net	(1.3)	—	—	—	(1.3)

Net cash (used in)/provided by financing activities from continuing operations	129.0	(107.2)	(11.3)	—	10.5
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	129.0	(107.2)	(11.3)	—	10.5

Effect of foreign currency on cash	—	—	(7.6)	—	(7.6)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	—	(7.9)	(0.6)	—	(8.5)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	12.2	60.2	—	72.4

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$4.3	$59.6	$—	$63.9

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended June 30, 2008

(in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/earnings	$(539.7)	$(151.4)	$(159.3)	$310.7	$(539.7)
Loss from discontinued operations	—	(33.1)	(27.6)	—	(60.7)

Loss/earnings from continuing operations	(539.7)	(118.3)	(131.7)	310.7	(479.0)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	—	95.4	62.9	—	158.3
Unrealized foreign currency transaction losses on Euro-denominated debt	111.0	—	38.2	—	149.2
Amortization of debt financing costs	8.5	—	—	—	8.5
Asset impairments and (gain)/loss on sale of assets	—	122.3	194.4	—	316.7
Gain on repurchase of long-term debt	(3.8)	—	—	—	(3.8)
Equity compensation	8.2	—	—	—	8.2
Income from subsidiaries	310.7	—	—	(310.7)	—
Provision/(benefit) for deferred income taxes	(76.0)	(0.8)	(27.7)	—	(104.5)
Provisions for bad debts and inventory	—	8.8	12.5	—	21.3
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	8.2	9.0	—	17.2
Decrease/(Increase) in inventories	—	(4.1)	7.9	—	3.8
Increase/(Decrease) in accounts payable	—	11.6	1.3	—	12.9
Other accrued liabilities and operating items, net	(19.8)	(237.6)	231.9	—	(25.5)

Net cash provided by operating activities from continuing operations	(200.9)	(114.5)	398.7	—	83.3
Net cash provided by/(used in) operating activities from discontinued operations	—	—	(6.6)	—	(6.6)

Net cash provided by operating activities	(200.9)	(114.5)	392.1	—	76.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiaries, net of divestitures and cash acquired
Proceeds from sale of property and equipment	—	0.3	0.4	—	0.7
Additions to property and equipment	—	(31.1)	(53.3)	—	(84.4)

Net cash used in investing activities from continuing operations	—	(30.8)	(52.9)	—	(83.7)
Net cash used in investing activities from discontinued operations	—	(1.4)	(2.3)	—	(3.7)

Net cash used in investing activities	—	(32.2)	(55.2)	—	(87.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	245.0	145.2	(390.2)	—	—
Net change in short-term borrowings	3.4	—	(3.9)	—	(0.5)
Repayments of revolver credit facility	(109.8)	—	—	—	(109.8)
Borrowings from revolver credit facility	95.9	—	—	—	95.9
Repayments of long-term obligations	(29.2)	(1.4)	—	—	(30.6)
Proceeds from long-term obligations	(4.2)	—	37.8	—	33.6
Long term debt financing costs	(14.8)	—	—	—	(14.8)
Equity contributions	14.5	—	—	—	14.5

Net cash (used in)/provided by financing activities from continuing operations	200.9	143.7	(356.3)	—	(11.7)
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	200.9	143.7	(356.3)		(11.7)

Effect of foreign currency on cash	—	—	12.1	—	12.1

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	—	(3.0)	(7.3)	—	(10.3)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	15.2	67.5	—	82.7

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$12.2	$60.2	$—	$72.4

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the period April 10, 2007 to June 30, 2007

(in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:
Net (loss)/earnings	$(150.3)	$(35.6)	$(73.9)	$109.5	$(150.3)
Loss from discontinued operations	—	(5.3)	0.1	—	(5.2)

(Loss)/earnings from continuing operations	(150.3)	(30.3)	(74.0)	109.5	(145.1)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	—	17.8	18.6	—	36.4
Amortization of debt financing costs	1.6	—	—	—	1.6
Income from subsidiaries	109.5	—	—	(109.5)	—
Minority interest
Non-cash restructuring and other special items
Asset impairments and (gain)/loss on sale of assets	—	0.2	(0.4)	—	(0.2)
Equity-based compensation	—	1.0	—	—	1.0
In-process research and development	—	31.3	81.1	—	112.4
Provision/(benefit) for deferred income taxes	—	(23.5)	(3.5)	—	(27.0)
Provisions for bad debts and inventory	—	0.3	3.9	—	4.2
Change in operating assets and liabilities net of acquisitions:
(Increase) decrease in trade receivables	—	(14.2)	(17.3)	—	(31.5)
(Increase) decrease in inventories	—	15.8	7.9	—	23.7
Increase (decrease) in accounts payable	—	5.2	15.0	—	20.2
Change in accrued liabilities and other operating	6.2	12.1	55.8	—	74.1

Net cash provided by/(used in) operating activities from continuing operations	(33.0)	15.7	87.1	—	69.8
Net cash provided by/(used in) operating activities from discontinued operations	—	(2.9)	4.7	—	1.8

Net cash provided by/(used in) operating activities	(33.0)	12.8	91.8	—	71.6

Cash Flows From Investing Activities:
Acquisition of subsidiaries, net of divestitures and cash acquired	(3,285.5)	—	—	—	(3,285.5)
Proceeds from sale of property, equipment	—	0.1	(0.1)	—	—
Additions to property and equipment	—	(10.4)	(8.0)	—	(18.4)

Net cash used in investing activities from continuing operations	(3,285.5)	(10.3)	(8.1)	—	(3,303.9)
Net cash used in investing activities from discontinued operations	—	(1.0)	(0.5)	—	(1.5)

Net cash used in investing activities	(3,285.5)	(11.3)	(8.6)	—	(3,305.4)

Cash Flows From Financing Activities:
Net change in short-term borrowings	(13.9)	—	0.8	—	(13.1)
Intercompany	30.6	9.4	(40.0)	—	—
Borrowings from revolver credit facility	13.9	—	—	—	13.9
Repayments of long-term obligations	—	(3.1)	(2.2)	—	(5.3)
Proceeds from long-term obligations	2,292.9	8.9	—	—	2,301.8
Long term debt financing costs	(56.3)	—	—	—	(56.3)
Issuance of common stock	1,048.9	—	—	—	1,048.9

Net cash provided by/(used in) financing activities from continuing operations	3,316.1	15.2	(41.4)	—	3,289.9
Net cash provided by/(used in) financing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	3,316.1	15.2	(41.4)	—	3,289.9

Effect of foreign currency	2.4	2.0	(0.3)	—	4.1
Net Increase/(Decrease) in Cash and Equivalents	—	18.7	41.5	—	60.2
Cash and Equivalents at Beginning of Year	—	(3.4)	25.9	—	22.5

Cash and Equivalents at End of Year	$—	$15.3	$67.4	$—	$82.7

Catalent Pharma Solutions, Inc. and Subsidiaries

Combined Statements of Cash Flows

For the period July 1, 2006 to April 9, 2007

(in millions)

	Parent	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Predecessor
Cash Flows From Operating Activities:
Net (loss)/earnings	$24.9	$(30.3)	$55.2	$(24.9)	$24.9
Loss from discontinued operations	—	(14.4)	(3.7)	—	(18.1)

(Loss)/earnings from continuing operations	24.9	(15.9)	58.9	(24.9)	43.0
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	—	36.7	39.3	—	76.0
Income from subsidiaries	(24.9)	—	—	24.9	—
Asset impairments and (gain)/loss on sale of assets	—	(2.2)	0.9	—	(1.3)
Equity-based compensation	—	35.1	—	—	35.1
Provision/(benefit) for deferred income taxes	—	(13.0)	(2.2)	—	(15.2)
Provisions for bad debts and inventory	—	1.0	2.5	—	3.5
Change in operating assets and liabilities net of acquisitions:
(Increase) decrease in trade receivables	—	14.1	(15.9)	—	(1.8)
(Increase) decrease in inventories	—	8.6	(15.6)	—	(7.0)
Increase (decrease) in accounts payable	—	(3.1)	14.3	—	11.2
Change in accrued liabilities and other operating	(1.3)	(12.2)	52.3	—	38.8

Net cash provided by/(used in) operating activities from continuing operations	(1.3)	56.1	134.5	—	182.3
Net cash provided by/(used in) operating activities from discontinued operations	—	9.1	(13.4)	—	(4.3)

Net cash provided by/(used in) operating activities	(1.3)	58.2	121.1	—	178.0

Cash Flows From Investing Activities:
Acquisition of subsidiaries, net of divestitures and cash acquired	—	10.7	—	—	10.7
Proceeds from sale of property and equipment	—	7.8	0.3	—	8.1
Additions to property and equipment	—	(75.2)	(27.3)	—	(102.5)

Net cash used in investing activities from continuing operations	—	(56.7)	(27.0)	—	(83.7)
Net cash used in investing activities from discontinued operations	—	(8.6)	(2.4)	—	(11.0)

Net cash used in investing activities	—	(65.3)	(29.4)	—	(94.7)

Cash Flows From Financing Activities:
Net change in short-term borrowings	—	—	(14.0)	—	(14.0)
Intercompany	5.2	(4.0)	(1.2)	—	—
Repayments of long-term obligations	—	(1.4)	(21.0)	—	(22.4)
Proceeds from long-term obligations	—	—	3.7	—	3.7
Net transfers (to)/from Cardinal Health, Inc. and affiliates	(3.9)	17.4	(189.1)	—	(175.6)

Net cash provided by/(used in) financing activities from continuing operations	1.3	12.0	(221.6)	—	(208.3)
Net cash provided by/(used in) financing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	1.3	12.0	(221.6)	—	(208.3)

Effect of foreign currency	—	(4.9)	18.8	—	13.9
Net Increase (Decrease) in Cash and Equivalents	—	—	(111.1)	—	(111.1)
Cash and Equivalents at Beginning of Year	—	(3.4)	137.0	—	133.6

Cash and Equivalents at End of Year	$—	$(3.4)	$25.9	$—	$22.5

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Internal Control Over Financial Reporting

Remediation of Prior Material Weakness

As previously described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, the significant deficiency related to the Company’s financial oversight process, combined with the handling of complex accounting matters including SFAS 142 and 144, and the restatement of the Company’s interim financial results associated with the application of SFAS 133 was determined by management to constitute a material weakness in the internal controls over financial reporting. During fiscal 2009, we took the following actions that we believe remediated the previously identified material weakness as of June 30, 2009:

•	hired an experienced, public company Controller;

•	migrated the execution of quarterly balance sheet reviews to our internal audit function;

•	reorganized the corporate accounting function and improved internal review processes; and

•	enhanced our technical accounting resources to oversee accounting policy treatment and manage the external reporting process

We continue to train technical accounting personnel and enhance supervision with regard to timely review and approval of the accounting for significant transactions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our internal control systems include the controls themselves, actions taken to correct deficiencies as identified, an organizational structure providing for division of responsibilities, careful selection and training of qualified financial personnel and a program of internal audits.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2009. This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Item 9B is not applicable and has been omitted.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors of the Registrant

The following table sets forth information about our executive officers and directors including their respective ages as of September 1, 2009:

Name	Age	Position
John R. Chiminski	45	President & Chief Executive Officer and Director
Matthew Walsh	43	Senior Vice President and Chief Financial Officer
Thomas J. Stuart	48	Group President, Oral Technologies
Scott Houlton	42	Group President, Development and Clinical Services
Steven Leonard	47	Senior Vice President, Global Operations
Harry F. Weininger	58	Senior Vice President, Human Resources
Samrat S. Khichi	42	Senior Vice President, General Counsel and Secretary
Roy Satchell	50	Senior Vice President, Information Technology
David Heyens	53	Senior Vice President, Global Sales
Sharon Johnson	45	Senior Vice President, Global Quality and Regulatory Affairs
Jonathan Embleton	44	Vice President, Product Ventures
George L. Fotiades	56	Chairman of the Board and Director
Chinh E. Chu	42	Director
Michael Dal Bello	38	Director
Peter Baird	43	Director
Bruce McEvoy	32	Director
Paul Clark	62	Director
Aleksandar Erdeljan	59	Director

John R. Chiminski has served as our President & Chief Executive Officer and as a Director since March 17, 2009. Prior to joining the Company, Mr. Chiminski served as the President and Chief Executive Officer of GE Medical Diagnostics, a $1.9 billion division of GE Healthcare and the world leader in diagnostic imaging agents. In his twenty-one year tenure at GE Healthcare, Mr. Chiminski has held senior management positions of increasing responsibility in a number of businesses, culminating in his appointment as President and Chief Executive Officer of GE’s Medial Diagnostics Business. Mr. Chiminski received a Bachelor of Science from Michigan State University and a Master of Science from Purdue University, both in electrical engineering, as well as a Master of Management degree from the Kellogg School of Management at Northwestern University.

Matthew Walsh has served as our Senior Vice President and Chief Financial Officer since April 2008. Prior to joining the Company, Mr. Walsh served as President and Chief Financial Officer of Escala Group, Inc., a global collectibles network and precious metals trader. From 1996 through 2006, Mr. Walsh held positions of increasing responsibility in corporate development, accounting and finance at diversified industrial manufacturer GenTek, Inc., culminating in his appointment as Vice President and Chief Financial Officer. Prior to GenTek, he served in corporate development and other roles in banking and the chemicals industry. Mr. Walsh received a B.S. in chemical engineering and an MBA from Cornell University and is a CFA® charterholder.

Thomas J. Stuart has served as our Group President, Oral Technologies, since July 2007. Mr. Stuart joined the Company from Arthur Andersen & Co. in 1990 and has held financial and other executive leadership roles since, including President of Oral Technologies through August 2006 and President of Global Contract Manufacturing and Services from January through July 2007. Mr. Stuart has a B.S. in accounting and finance from Michigan State University in East Lansing, Michigan.

Scott Houlton has served as our Group President, Development and Clinical Services since August 2009. Previously, Mr. Houlton was most recently Chief Operating Officer of Aptuit, Inc., responsible for Scientific Operations, Business Process Improvement, Human Resources, Clinical Operations and Capital Development. Prior to Aptuit, Mr. Houlton held a variety of leadership roles in other companies including Vice President of Clinical Supplies at Quintiles Transnational Corporation. Earlier in his career, he was with Cardinal Health, Inc. where he served as Director of International Business Development. Mr. Houlton holds a B.S. degree in both International Business and Finance from Ohio State University.

Stephen Leonard has served as our Senior Vice President of Global Operations since June 2009. Previously, Mr. Leonard was most recently General Manager of Global Operations for GE Healthcare’s Medical Diagnostics business, responsible for more than 10 sites in Europe, Asia and the Americas. Earlier assignments in his 22 years at GE included a variety of leadership roles, with responsibility for areas such as plant management, global sourcing and supply chain, global product quality, and global operations. Mr. Leonard received his Bachelor of Science degree in Mechanical Engineering from Drexel University.

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

Samrat Khichi has served as our Senior Vice President and General Counsel since October 2007. Previously, Mr. Khichi was Counsel in the Mergers and Acquisitions and Private Equity Group at O’Melveny & Myers. Prior to O’Melveny & Myers, Mr. Khichi served as a White House Fellow and was also an attorney in the Mergers and Acquisitions practice group of Shearman & Sterling. Mr. Khichi’s military service includes service as a field artillery officer in the U.S. Army, and as a reserve Lieutenant Commander, U.S. Navy. Mr. Khichi was the Deputy Director of the NY/NJ High Intensity Drug Trafficking Area. Mr. Khichi holds a B.S. from Georgetown University, and a J.D. cum laude and Order of the Coif from Fordham University School of Law.

Roy Satchell has served as our Senior Vice President, Information Technology since 2005. Mr. Satchell joined the Company in 1982 and since 2001 has held a series of global leadership roles within the information technology organizations of both Cardinal and the Company. He has a diploma in administrative management and a post-graduate degree in Management Studies, both from Regents College, Swindon, U.K., and an MBA from Bristol University in Bristol, U.K.

David Heyens has served as our Group President, Packaging Services since August 2009 and was Senior Vice President, Global Sales from June 2007 to August 2009. Mr. Heyens joined the Company in 1995 and served as President of the North American softgel business from 2000 to 2006, then as head of the global softgel business from 2006 to 2007. Mr. Heyens previously held a variety of sales and marketing leadership roles at Baxter and Procter & Gamble. Mr. Heyens holds a B.S. in business administration and marketing from St. Clair College of Applied Arts and Technologies, Canada.

Sharon Johnson has served as our Senior Vice President, Global Quality and Regulatory Affairs since August 1, 2009. Previously, Ms. Johnson was most recently Vice President of Quality for GE Healthcare, Medical Diagnostics in Buckinghamshire, England. Prior to GE, she was Quality Director for Baxter Healthcare’s Europe operations for four years. Before that, she was with Rhone Poulenc Rorer as Quality Manager for Sterile Products and Microbiology in Essex, England. Earlier in her career, Ms. Johnson held Quality and Microbiology positions with Berk Pharmaceuticals in East Sussex, England and Medicines Testing Laboratory in Edinburgh, Scotland. Ms. Johnson holds a Post Graduate Diploma in Industrial Pharmaceutical Studies with Distinction from Brighton University and holds a B.S. Honours Degree in Biological Sciences/Microbiology from North East Surrey College of Technology.

Jonathan Embleton has served as our Vice President, Product Ventures since April 2007. Since joining the Company in 1992, Dr. Embleton held roles in management, sales, product development and business development within the Company’s European operations based in Switzerland. In 2005, he relocated to New Jersey and assumed various product development and business development roles for the Company, with particular focus on the U.S. generic drug market. Dr. Embleton holds a B.S. in biochemistry and business administration, as well as a Ph.D. in pharmaceutical sciences, from Aston University in the U.K. He has co-authored scientific publications and is an inventor on a number of patents related to drug delivery formulations and devices.

George L. Fotiades has been Chairman of the Board and a director since June 2007 and was Interim President and Chief Executive Officer from July 30, 2008 to March 17, 2009. Previously, Mr. Fotiades was President and Chief Operating Officer of Cardinal Health, Inc.; President and Chief Executive Officer of the Predecessor, Cardinal’s Pharmaceutical Technologies and Services segment; and President and Chief Operating Officer of R.P. Scherer Corporation. Mr. Fotiades has served in a variety of executive roles at Warner-Lambert, Bristol-Myers Squibb, Wyeth and Procter & Gamble. Mr. Fotiades is Chairman of the Healthcare investment practice at Diamond Castle Holdings, as well as a director of Prologis, Cantel Medical Corp. and The Alberto-Culver Company.

Chinh E. Chu has been a director since April 2007. Mr. Chu is a Senior Managing Director in the Corporate Private Equity group of The Blackstone Group. Mr. Chu has led Blackstone’s investment in Stiefel Laboratories, ReAble Therapeutics’ acquisition of DJ Orthopedics, Biomet, Alliant, ReAble Therapeutics, Celanese, Nalco, SunGard Data Systems, Nycomed, and LIFFE. He has also been involved in Blackstone’s investments in FGIC, Graham Packaging, Sirius Satellite Radio, StorageApps, Haynes International, Prime Succession/Rose Hills, Interstate Hotels, HFS and Alco Holdings. Before joining Blackstone in 1990, Mr. Chu worked at Salomon Brothers in the Mergers & Acquisitions Department. Mr. Chu received a B.S. in Finance from the University of Buffalo, where he graduated summa cum laude. He currently serves as a Director of Alliant, Healthmarkets, DJO Incorporated, SunGard, Graham Packaging, and FGIC.

Michael Dal Bello has been a director since April 2007. Mr. Dal Bello is a Managing Director of The Blackstone Group, which he joined in 2002, and is actively involved in Blackstone’s healthcare investment activities. Previously Mr. Dal Bello worked at Hellman & Friedman LLC and at Bain & Company. Mr. Dal Bello received an MBA from Harvard Business School in 2002. Mr. Dal Bello currently serves on the boards of directors of Apria, Alliant, Vanguard Health Services, Biomet, Team Health and Sithe Global.

Peter Baird has been a director since April 2007. Mr. Baird is currently a senior advisor to McKinsey & Company. From November 2006 to August 2008, Mr. Baird was the President of DJO Incorporated, formerly known as ReAble Therapeutics, a portfolio company of Blackstone Capital Partners V. Mr. Baird was previously a partner in the Private Equity and Medical Products practices at McKinsey & Company, which he joined originally in 1994. Mr. Baird is on the Board of Directors of EastPharma Ltd. Mr. Baird received an MBA from Stanford Business School.

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

Aleksandar Erdeljan has been a director since August 2007. Mr. Erdeljan is a founding member of Blackstone Healthcare Partners LLC. Mr. Erdeljan was the former Chief Executive Officer and Chairman of R.P. Scherer Corporation, which was acquired by Cardinal in 1998. Mr. Erdeljan is a former Chairman of the Advisory Board of Gerresheimer GmbH and is a past director of Eurand, N.V., Batelle Pharma, Cardinal Health, MedPointe Inc., NextPharma Technologies and Nycomed.

Paul Clark has been a director since August 2007. Mr. Clark served as Chief Executive Officer and President from June 1999 and Chairman of the Board from February 2000 until February 2007 of ICOS Corporation, a biotechnology company. Prior to ICOS, Mr. Clark was with Abbott Laboratories from 1984-1998, where he had responsibility for pharmaceuticals and other businesses, retiring from Abbott as Executive Vice President and a Board Member. Mr. Clark is also an Operating Partner and Strategic Advisory Board member of Genstar Capital LLC, and a Director of Agilent Technologies, Talecris Biotherapeutics, Harlan Labs and Amylin Pharmaceuticals, Inc. Mr. Clark received his B.S. in finance from University of Alabama and his MBA from Dartmouth College, Amos Tuck School.

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships between our directors and executive officers.

Board Composition

As a privately-held company with no securities listed on a national securities exchange, we are not required to have independent directors on our board of directors or any committees of the board of directors. Accordingly, we have not made any determinations of independence with respect to any of our outside directors.

Committees of the Board

Our board of directors has an audit committee, an executive committee and a compensation committee. Our board of directors may also establish from time to time any other committees that it deems necessary and advisable.

Audit Committee

Our audit committee comprises Michael Dal Bello, Bruce McEvoy, Paul Clark and George L. Fotiades. Mr. Dal Bello is the Chairman of the Audit Committee. The audit committee is responsible for assisting our board of directors with its oversight responsibilities regarding: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm’s qualifications and independence; and (iv) the performance of our internal audit function and independent registered public accounting firm.

While our board of directors has not designated any of its members as an audit committee financial expert, we believe that each of the current board members is fully qualified to address any accounting, financial reporting or audit issues that may come before it.

Executive Committee

Our executive committee comprises George L. Fotiades, Chinh E. Chu, Aleksandar Erdeljan and Michael Dal Bello. Mr. Fotiades is the Chairman of the Executive Committee. The primary purpose of the executive committee is to act, when necessary, in place of our full board of directors and to manage the affairs of the Company in the intervals between meetings of the board of directors. The executive committee is authorized to exercise all the powers of the board of directors that are permitted by law to be exercised by a committee of the board of directors, including the powers to declare a dividend, to authorize the issuance of stock and to adopt a certificate of ownership and merger pursuant to Section 253 of the General Corporation Law of Delaware.

Compensation Committee Interlocks and Insider Participation

Our compensation committee comprises Chinh E. Chu, Peter Baird and Bruce McEvoy. Mr. Baird is the Chairman of the Compensation Committee. The Compensation Committee is responsible for determining, reviewing, approving and overseeing our executive compensation program.

No member of the Compensation Committee was at any time during fiscal 2009, or at any other time, one of our officers or employees. Mr. Chu is a Senior Managing Director in the Corporate Private Equity group of The Blackstone Group and Mr. McEvoy is an Associate at The Blackstone Group. We are parties to certain transactions with The Blackstone Group described in the “Certain Relationships and Related Transactions” section below. None of our executive officers has served as a director or member of the

Compensation Committee, or other committee serving an equivalent function, of any entity, whose executive officers served as a director of our company or member of our Compensation Committee.

Code of Ethics

We have adopted Standards of Business Conduct for all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Standards of Business Conduct has been posted on our Internet website at www.catalent.com/ourcommitment/. Our Standards of Business Conduct is a “code of ethics”, as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to or waivers of provisions of our code of ethics on our Internet website www.catalent.com.

ITEM 11.	EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

The following table provides summary information concerning the compensation of the members of our board of directors during fiscal 2009. The compensation paid to Mr. Fotiades, who is the Chairman of our and PTS Holdings Corp.’s board of directors and also served as interim President and Chief Executive Officer for a portion of fiscal 2009, Mr. Lowry, our former President and Chief Executive Officer and a member of our board of directors until July 30, 2008 and Mr. Chiminski, who became a member of our board of directors on March 17, 2009 and is our current President and Chief Executive Officer, is presented in the Summary Compensation Table and the related explanatory tables. Our President and Chief Executive Officer is generally not entitled to receive additional compensation for services as a director.

Director Compensation—Fiscal 2009

Name (a)	Fees Earned or Paid in Cash($) (b)	Options Awards ($)(2)(3) (c)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4) (d)	All Other Compensation ($)(5) (e)	Total ($) (f)
Chinh Chu(6)	—	—	—	—	—
Michael Dal Bello(6)	—	—	—	—	—
Peter Baird(1)	125,000	26,773	—	—	151,773
Bruce McEvoy(6)	—	—	—	—	—
Paul Clark(1)	125,000	28,133	—		153,133
Aleksandar Erdeljan	—	13,991	60,778	200,000	274,769

(1)	In July 2007, our board of directors approved an annual retainer fee of $125,000 for Messrs. Baird and Clark starting in fiscal 2008.
(2)	In accordance with SEC rules, the amounts reported above do not include the full grant date fair value of the directors’ option or profits interests awards, as applicable, but instead reflect the aggregate dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R (disregarding any estimates of forfeitures related to service-based vesting conditions) for our fiscal year ended June 30, 2009 with respect to awards granted in fiscal 2008 and fiscal 2007. For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of nonqualified option awards contained in Note 13 to our Consolidated Financial Statements for the period ended June 30, 2008, included as part of our Annual Report on Form 10-K, filed on September 29, 2008 and Note 13 to our Consolidated Financial Statements for the period ended June 30, 2007, included as part of Amendment No. 1 to our Registration Statement on Form S-4, filed on March 3, 2008 (File No. 333-147871) (the “Registration Statement”). With respect to Mr. Erdeljan, the fiscal 2009 dollar amount recognized in accordance with FAS 123R for financial statement reporting purposes includes the impact of a cumulative expense reversal related to certain performance based profits interests either not vesting or it being determined that the profits interests are not likely to vest.
(3)	As of June 30, 2009, Mr. Baird held 250 unexercised PTS Holdings Corp. options and Mr. Clark held 250 unexercised PTS Holdings Corp. options. In addition, as of June 30, 2009, Mr. Erdeljan held profits interests in BHP PTS Holdings L.L.C. in the form of 2,000 Class B-1 units, 1,333.33 Class B-2 units, 666.67 Class B-3 units, 1,000 Class B-4 units, and 1,000 Class B-5 units.
(4)	Mr. Erdeljan is a participant in our Pharmaceutical Technologies and Services Pension Plan and Supplemental Benefit Plan for Key Employees of R.P. Scherer Corporation described below. The amount reported represents the change in the actuarial present value of his accumulated benefits for fiscal 2009.

(5)	The amount reported in column (e) for Mr. Erdeljan was earned during fiscal 2009 pursuant to Mr. Erdeljan’s consulting agreement with PTS Holdings Corp. described below.
(6)	Messrs. Chu, Dal Bello and McEvoy are employees of The Blackstone Group and do not receive any compensation from us for their services on our board of directors.

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

Messrs. Baird and Clark. In July 2007, we approved an annual retainer of $125,000 for each of Messrs. Baird and Clark starting in fiscal 2008. Messrs. Baird and Clark were each also granted an option to purchase 250 shares of common stock of PTS Holdings Corp. under the 2007 PTS Holdings Corp. Stock Incentive Plan as part of their compensation. 100% of Messrs. Baird’s and Clark’s options are time options, and they will ordinarily become vested and exercisable in five substantially equal installments on each of the first five anniversaries of the grant date, subject to their continued provision of services. Messrs. Baird’s and Clark’s options will also become fully vested upon a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and the portion of their options that would otherwise have vested within 12 months following a termination of services without cause or due to death or disability will become vested in connection with such a termination of service. Other than the vesting terms described in this paragraph, the other terms of Messrs. Baird’s and Clark’s options are generally the same as described below for the Named Officers (other than Mr. Chiminski) under the heading “Description of Equity-Based Awards.”

Mr. Erdeljan. Mr. Erdeljan serves as a non-employee member of the PTS Holdings Corp. board of directors pursuant to a consulting agreement. Pursuant to the consulting agreement, Mr. Erdeljan receives an annual retainer of $200,000. If we terminate Mr. Erdeljan’s services without cause during the term of his consulting agreement, or if we fail to renew his agreement at the end of its term, he will be entitled to receive a cash payment equal to his annual retainer. Any cash payment will be paid in equal monthly installments over a one-year period. Under his consulting agreement, Mr. Erdeljan must enter into a binding general release of claims as a condition to receiving this retainer payment following his termination of services, and the continued payment of such amounts is contingent on his compliance with certain restrictive covenants. In fiscal 2008, Mr. Erdeljan was granted Class B units in BHP PTS Holdings L.L.C. Mr. Erdeljan’s Class B units, which represent profits interests, are divided into five tranches for vesting purposes. The Class B-1 units are time vesting units, the Class B-2 and Class B-3 units are performance vesting units, and the Class B-4 and Class B-5 units are exit vesting units. The vesting terms of each tranche of Class B units are substantially similar to the terms of the time options, performance options and exit options described below for the Named Officers (other than Mr. Chiminski) under the heading “Description of Equity-Based Awards.”

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our current and former Presidents and Chief Executive Officers, our current Chief Financial Officer and each of our three other most highly compensated executive officers who served in such capacities at the end of our fiscal year on June 30, 2009, collectively known as the “Named Officers.”

Effective July 30, 2008, Mr. Lowry ceased to serve as our President and Chief Executive Officer and a director on our board of directors and we appointed Mr. Fotiades as our interim President and Chief Executive Officer.

Effective March 17, 2009, Mr. Fotiades ceased to serve as our interim President and Chief Executive Officer and we appointed Mr. Chiminski as our President and Chief Executive Officer, a member of our and PTS Holdings Corp.’s board of directors. Mr. Fotiades continues to serves as the Chairman of our PTS Holdings Corp.’s board of directors.

Our executive compensation program is determined and approved by our compensation committee. Our current and former Presidents and Chief Executive Officers did not participate in any discussions or decisions regarding their own compensation, although the compensation committee did take into account their recommendations regarding the compensatory arrangements for our executive officers other than themselves. Our current President and Chief Executive Officer provided the final compensation recommendations for our Named Officers to the compensation committee for review and approval. The other Named Officers do not have any role in determining or recommending the form or amount of compensation paid to our Named Officers. Our current and former Presidents and Chief Executive Officers are not members of the compensation committee.

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

As described in more detail below, the material elements of our executive compensation program for Named Officers include base salary, an annual cash bonus opportunity, a long-term equity incentive opportunity, a deferred compensation opportunity and other retirement benefits. The Named Officers may also receive potential severance payments and other benefits in connection with certain terminations of employment or a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives, as illustrated by the table below.

Compensation Element	Compensation Objectives Designed to be Achieved
Base Salary	• Attract, motivate and retain high caliber talent

Annual Cash Bonus Opportunity	• Align compensation with the creation of stockholder value and achievement of business goals

Long-Term Equity Incentive Opportunity	• Align compensation with the creation of stockholder value and achievement of business goals

• Attract, motivate and retain high caliber talent

Deferred Compensation Opportunity and Other Retirement Benefits	• Attract, motivate and retain high caliber talent

Severance and Other Benefits Potentially Payable Upon Certain Terminations of Employment or a Change in Control	• Attract, motivate and retain high caliber talent

These individual compensation elements are intended to create a total compensation package for each Named Officer that we believe achieves our compensation objectives and provides competitive compensation opportunities. We have not retained an independent compensation consultant to conduct a formal benchmarking process for the Named Officers’ compensation opportunities. On a periodic basis, we review market data provided by Towers Perrin and other commercially available compensation surveys to ensure that our executive compensation program is competitive. In fiscal 2009, we used these materials to compare the compensation levels and types of benefits under our compensation programs with the levels and types of benefits under compensation programs offered to comparable positions at thirty-two (32) similarly-sized companies within the pharmaceutical and medical device industries, including Patheon Inc., Celgene Corporation and Shire Pharmaceuticals.

Executive Compensation Program Elements

Base Salaries

Base salaries are an important element of compensation because they provide the Named Officers with a base level of income. The Summary Compensation Table below shows the base salary paid to each Named Officer during fiscal 2009. As part of a company-wide cost savings initiative, our board of directors has determined that no merit increases will be provided to the Named Officers or our employee population, in general, in fiscal 2010.

Annual Cash Bonus Opportunities

We sponsor a management incentive plan (the “MIP”), which is not set forth in a written agreement or plan document. All of our Named Officers are eligible to participate in the MIP.

The primary purpose of the MIP is to focus management on key measures that drive financial performance and provide competitive bonus opportunities tied to the achievement of our financial and strategic growth objectives.

A target annual bonus, expressed as a percentage of base salary, is established within certain Named Officer’s employment agreements or by the compensation committee. The MIP award, which is a cash bonus, is tied to the financial results of the Company (the Business Performance Factor) and a combination of individual financial and/or strategic goals appropriate for each position (the Individual Performance Factor). The actual MIP award is the product of the Named Officer’s target annual bonus multiplied by (1) the Business Performance Factor and (2) each Named Officer’s Individual Performance Factor. With respect to the Named Officers, financial performance is measured 100% at the company-wide level. Financial performance relative to specified financial performance target(s) set by the compensation committee determines the aggregate funding level and the Business Performance Factor for the MIP. If the financial performance target(s) set by the compensation committee are met, the aggregate bonus pool amount and the Business Performance Factor will be set at the target amount in the annual operating budget, subject to the compensation committee’s discretion. If financial performance exceeds target, the aggregate bonus pool amount and the Business Performance Factor are increased above 100% of target based on a pre-established scale. If financial performance does not meet target, the bonus pool amount and the Business Performance Factor are decreased from the target amount based on the pre-established scale. The compensation committee has the discretion to adjust the MIP aggregate bonus pool amount and the Business Performance Factor determined by reference to the pre-established scale upwards or downwards, to address special situations.

We believe that tying the Named Officers’ bonuses to company-wide performance will encourage collaboration across the executive leadership team. We attempt to establish the financial performance target(s) at challenging levels that are reasonably attainable if we meet our performance objectives. For fiscal 2009, we used an internally adjusted EBITDA measure as the sole measure of financial performance because we believe that it provides a reliable indicator of the strength of our cash flow and overall financial results. We consider the specific internally adjusted EBITDA target applicable to the MIP to be confidential commercial and financial information, the disclosure of which could result in competitive harm to us. Based on our financial performance during fiscal 2009, our compensation committee determined to set the Business Performance Factor at 65% of target.

The compensation committee determines the actual bonuses paid to the Named Officers on a discretionary basis based on an assessment of each Named Officer’s Individual Performance Factor. The compensation committee approved the amount of each Named Officer’s final bonus in respect of fiscal 2009. The annual bonus that each Named Officer earned in respect of fiscal 2009 is presented in Column (g) of the Summary Compensation Table below.

Long-Term Equity Incentive Awards

We believe that the Named Officers’ long-term compensation should be directly linked to the value we deliver to our stockholders. Equity awards to the Named Officers are designed to provide long-term incentive opportunities over a period of several years. Stock options are currently our preferred equity award because the options will not have any value unless the underlying shares of common stock appreciate in value following the grant date. Accordingly, awarding stock options causes more compensation to be “at risk” and tied to growth realized by our stockholders. The 2007 PTS Holdings Corp. Stock Incentive Plan also permits PTS Holdings Corp. to grant other types of equity-based awards, such as restricted stock units, stock appreciation rights, restricted stock and other “full value” awards. For example, the Company has granted Mr. Chiminski 2,000 restricted stock units in connection with the commencement of his employment (see “Description of Equity-Based Awards” below) to promote ownership in the Company and align Mr. Chiminski’s interests with those of our stockholders.

With the exception of Mr. Chiminski, the stock option grants to the Named Officers are divided into three equal tranches for vesting purposes. The first tranche of options are time options that typically vest in a series of equal annual installments over a five-year period commencing on the grant date. We believe that this five-year vesting period provides an incentive for the Named Officers to continue working for us and ensures that, as long as they continue working for us and the value of PTS Holdings Corp.’s common stock appreciates following the grant date, the Named Officers will receive some value with respect to their options. The second tranche of options also typically vest in a series of equal annual installments over a five-year period commencing on the grant date, but only if certain EBITDA and net outstanding debt targets established for each year are satisfied. We consider the specific EBITDA targets and net outstanding debt targets applicable to the performance options to be confidential commercial and financial information, the disclosure of which could result in competitive harm to us. However, at the time these targets were established, we believed that each of these targets, while difficult to attain, was reasonably attainable if we achieved our planned performance and growth objectives over the five-year vesting period applicable to the stock option awards. We believe that performance options create incentives for the Named Officers to achieve our overall business goals each year that are stronger than the incentives time options alone create. As a result, performance options are a key part of the Named Officers’ long-term compensation opportunity. As discussed in the “Description of Equity-Based Awards” narrative below, the third tranche of options are referred to as exit options and will vest only if The Blackstone Group achieves both certain multiples of its investment in us and certain internal rate of return hurdles. We believe exit options create a very strong link between compensation and the creation of stockholder value—primarily because they will only vest and allow the Named Officers to realize value if The Blackstone Group receives its projected returns on its investment in us. Named Officers must generally remain employed on each applicable vesting date to vest in their options, although Named Officers may also vest in a portion of their time options in connection with certain terminations of their employment as described below.

As further discussed in the “Description of Equity-Based Awards” narrative below, the options granted to Mr. Chiminski in connection with his employment agreement are divided into two equal tranches for vesting purposes. The first tranche of options are time options that vest in a series of equal annual installments over a five-year period commencing on his employment commencement date. The second tranche of options are exit options and will vest only if The Blackstone Group achieves either certain multiples of its investment in us or certain internal rate of return hurdles.

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

The amounts of each Named Officer’s investment opportunity and stock option and/or restricted stock unit award, as applicable, were determined based on several factors, including: (1) each Named Officer’s position and expected contribution to our future growth; (2) dilution effects on our stockholders and the need to maintain the availability of an appropriate number of shares for option awards to less-senior employees; and (3) ensuring that the Named Officers were provided with appropriate and competitive total long-term equity compensation and total compensation amounts. The number of options and/or restricted stock units, as applicable, granted to Named Officers during fiscal 2009 and the grant date fair value of these options and/or restricted stock units as determined under FAS 123R are presented in the Grants of Plan-Based Awards in Fiscal 2009 table below. A description of the material terms of the stock option and restricted stock unit awards is presented in the narrative section following the Grants of Plan-Based Awards in Fiscal 2009 table.

Option Exchange Offer

As part of a review of our executive compensation and employee benefit arrangements on behalf of and under the supervision of our board of directors and the PTS Holdings Corp. board of directors, and in light of the economic conditions in which we operate and due to the shares underlying the previously granted options having a fair market value below the exercise price of the options, we determined that offering new options with different vesting terms and a lower per-share exercise price may be better suited than the existing options to meet our objectives to attract, motivate, retain and reward talented and experienced individuals. In addition, the exchange will align executive compensation with achievement of our overall business goals, adherence to our core values and stockholder interests. Therefore, on September 18, 2009 we commenced an offer to all eligible optionholders, including the Named Officers (other than Messrs. Chiminski and Fotiades), to exchange their existing unvested options for new options with a lower per-share exercise price and new vesting terms. The number of shares of common stock underlying the new options may be more than, less than or equal to the number of shares of common stock currently underlying the optionholder’s existing options. We expect the exchange offer to be completed in October 2009.

One-half of the new options will be subject to time-based vesting restrictions, one-sixth of the new options will be subject to performance-based vesting restrictions and one-third of the new options will be subject to exit event-based vesting requirements. The time, performance and exit event-based vesting requirements for the new options will be modified from the existing requirements applicable to the currently outstanding unvested options. The time-based vesting requirement will be based on a new five year vesting schedule. Subject to continued employment with us through the applicable vesting date, 20% of the options subject to time-based vesting will vest and become exercisable on each of the first five anniversaries of the date of grant. The performance-based vesting options will vest and become exercisable with respect to 20% of the options subject to the new performance-vesting option on each of the first five anniversaries of the date of grant if, we achieve specified revised EBITDA performance targets (subject to a cumulative catch-up) which have been based on our new five year plan. The exit event-based vesting options will vest and become exercisable in two tiers if either specified revised internal rate of return or multiple of investment targets are achieved as follows:

•

One-half of the shares subject to the new exit event-vesting options will vest on the date, if any, when either (1) The Blackstone Group will have received cash proceeds or marketable securities from the sale of its investment in us aggregating in excess of 2.5 times the amount of its initial investment in us or (2) The Blackstone Group will have received a cash internal rate of return of at least 20% on its initial investment in us; and

•

One-half of the shares subject to the new exit event-vesting options will vest on the date, if any, when either (1) The Blackstone Group will have received cash proceeds or marketable securities from the sale of its investment in us aggregating in excess of 1.75 times the amount of its initial investment in us or (2) The Blackstone Group will have received a cash internal rate of return of at least 15% on its initial investment in us.

However, subject to continued employment through the applicable vesting date, in the event that the 2.5 multiple hurdle or the 20% internal rate of return hurdle is not met, but the 1.75 multiple hurdle or the 15% internal rate of return hurdle is met, the first tier of options will vest based on straight line interpolation between the two points.

In addition to the option exchange offer, PTS Holdings Corp. intends to offer Messrs. Fotiades and Chiminski the opportunity to exchange their unvested options for new options with a lower per share exercise price and new vesting terms.

If Mr. Chiminski elects to exchange such options, the new options will be divided into three tranches in the same manner as described above, and will now include performance based vesting requirements. In addition, if Mr. Chiminski elects to exchange such options, he will also be granted 1,000 restricted stock units subject to similar terms and conditions as those that were granted to him in connection with his commencement of employment.

If Mr. Fotiades elects to exchange his existing unvested options, the new options will not have performance-based vesting requirements and will be divided into two equal tranches instead of three, with the same time-based vesting requirements described above and new exit-event based vesting requirements as follows:

•

One-half of the shares subject to the new exit event-vesting options will vest on the date, if any, when either (1) The Blackstone Group will have received cash proceeds or marketable securities from the sale of its investment in us aggregating in excess of 2.75 times the amount of its initial investment in us or (2) The Blackstone Group will have received a cash internal rate of return of at least 20% on its initial investment in us; and

•

One-half of the shares subject to the new exit event-vesting options will vest on the date, if any, when either (1) The Blackstone Group will have received cash proceeds or marketable securities from the sale of its investment in us aggregating in excess of 2.0 times the amount of its initial investment in us or (2) The Blackstone Group will have received a cash internal rate of return of at least 15% on its initial investment in us.

However, subject to continued employment through the applicable vesting date, in the event that the 2.75 multiple hurdle or the 20% internal rate of return hurdle is not met, but the 2.0 multiple hurdle or the 15% internal rate of return hurdle is met, the first tier of options will vest based on straight line interpolation between the two points.

In addition to the foregoing, BHP PTS Holdings L.L.C. intends to offer Mr. Erdeljan the opportunity to exchange his unvested profits interest units in exchange for new profits interest units with new vesting terms, which units will participate in distributions once common unitholders receive a return of 75% of their initial capital contributions. If Mr. Erdeljan elects to exchange such profits interest units, the new profits interest units will not have performance-based vesting requirements and will be divided into three classes for vesting purposes, instead of five. One of the classes, which will represent one-half of the interests, will be time vesting interests and the remaining one-half of the interests will be divided into two equal classes of exit-event vesting interests with the same targets as will apply to Mr. Fotiades’ new exit-event vesting options.

If any of the Named Officers elect to participate in the option exchange offer they will be required to enter into a new option agreement that reflects the revised terms and an amendment to their existing option agreement in order to reflect the cancellation and forfeiture of their existing unvested options.

Deferred Compensation Opportunity

Current U.S.-based Named Officers (all except Dr. Yarwood) are eligible to participate in our 401(k) plan and in our non-qualified deferred compensation plan. The non-qualified deferred compensation plan generally allows participants to defer on a pre-tax basis up to 20% of their base salaries, annual cash bonuses and other eligible compensation. We believe that providing such Named Officers with deferred compensation opportunities is a cost-effective way to permit them to receive the tax benefits associated with delaying the income tax event on the compensation deferred, even though our related deduction is also deferred. The non-qualified deferred compensation plan also provides for two types of discretionary company contributions to supplement the amounts deferred by the Named Officers and other eligible employees, subject to certain limits. In January 2009 we elected to suspend our company contribution and in February 2009 we elected to suspend our matching contribution. We have not made a decision about when to reinstitute such contributions for the non-qualified deferred compensation plan. The Nonqualified Deferred Compensation—Fiscal 2009 table and related narrative section below describe our non-qualified deferred compensation plan and the benefits it provides.

Pension Benefits

In addition to our 401(k) plan and non-qualified deferred compensation plan, we have three frozen defined-benefit pension plans. These pension plans were originally established by R.P. Scherer Corporation and its affiliates, which was a predecessor corporation that was acquired by Cardinal Health. In connection with the Acquisition, we agreed with Cardinal Health to assume liability for benefits provided under these pension plans, subject to receiving certain asset transfers from Cardinal Health and its benefit plans. All three plans are currently closed to new participants and frozen with respect to benefit accruals. Mr. Stuart, Mr. Fotiades and Dr. Yarwood are the only Named Officers eligible to participate in these pension plans. Please see the Pension Benefits—Fiscal 2009 table and related narrative section below for a description of our frozen qualified and non-qualified defined-benefit pension plans.

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

The severance benefits under these agreements are generally more favorable than the benefits payable under our general severance policy. For example, we offer each Named Officer a severance benefit payable upon a termination by the Named Officer for good reason or by us without cause. The good reason definition in these agreements would only be triggered by adverse circumstances that we believe would give rise to a constructive termination of employment.

At our discretion we may also provide certain executives with enhancements to our existing benefits that are not available to other employees, such as relocation assistance in connection with an offer for employment.

Section 162(m) Not Applicable

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for compensation over $1,000,000 paid for any year to a corporation’s principal executive officer or an individual acting in such a capacity and the three most highly compensated executive officers (not including the principal executive officer or the principal financial officer). Section 162(m) of the Internal Revenue Code applies to corporations with any class of common equity securities required to be registered under Section 12 of the Exchange Act. Because we do not currently have any publicly held common stock, Section 162(m)’s restrictions do not currently apply to us.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Submitted by the Compensation Committee of our Board of Directors:

Chinh E. Chu

Peter Baird

Bruce McEvoy

Summary Compensation Table

The following table provides summary information concerning the compensation of our current and former Presidents and Chief Executive Officers, our Chief Financial Officer and each of our other Named Officers. With respect to fiscal 2007, this table does not cover any compensation earned by the Named Officers for their services to Cardinal Health prior to April 10, 2007, the closing date of the Acquisition.

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($)(2) (d)	Stock Awards ($)(3) (e)	Option Awards ($)(4) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5) (h)	All Other Compensation ($)(6)(7) (i)	Total ($) (j)
John Chiminski	2009	216,345	1,375,000	198,795	494,583	—			2,284,723
President & Chief Executive Officer and Director

George Fotiades	2009	454,161	—	—	(6,718)	293,836	13,826	23,480	778,585
Interim President & Chief Executive Officer, Chairman and Director

John Lowry	2009	143,507	—	—	(967,203)	—	698,160	820,141	694,605
Former President & Chief Executive Officer and Director	2008 2007	529,559 116,472	— 82,961	— —	1,396,487 194,604	495,000	— —	24,380 435,874	2,445,426 829,911

Matthew Walsh	2009	492,835	—	—	232,913	325,000	—	290,854	1,341,602
Senior Vice President & Chief Financial Officer	2008	102,596	200,000		86,200	83,632	—	113,302	585,730

Thomas J. Stuart	2009	441,109		—	(6,375)	300,000	27,045	38,081	799,860
Group President, Oral Technologies	2008	415,251	—	—	639,864	336,996	7,375	53,995	1,453,481
	2007	87,360	44,774	—	89,177	—	—	346,272	567,583

Richard Yarwood (8)	2009	442,398		—	(6,375)	—	660,680	52,577	1,149,280
Former Group President, Sterile Technologies	2008	520,000	—	—	639,864	331,432	—	62,488	1,553,784
	2007	112,765	63,102	—	89,177	—	—	454,499	719,543

Samrat S. Khichi	2009	366,962		—	69,831	185,000		12,439	634,232
Senior Vice President, General Counsel & Secretary

(1)	Amounts reported include any compensation a Named Officer elected to defer under our non-qualified deferred compensation plan. Mr. Chiminski commenced employment with Catalent on March 17, 2009 and the amount reported in column (c) for Mr. Chiminski reflects the portion of his annual base salary earned in fiscal 2009 from such date. Mr. Lowry’s employment with Catalent terminated on September 28, 2008 and the amount reported in column (c) for Mr. Lowry reflects the portion of his annual base salary earned in fiscal 2009 until such date. The amount reported in column (c) for Mr. Fotiades reflects the increase in Mr. Fotiades annual base salary from July 30, 2008 to March 17, 2009, during which Mr. Fotiades served as interim President and Chief Executive Officer of the Company.

(2)	Amounts reported for Mr. Chiminski represent a signing bonus of $1,000,000 earned in connection with his commencement of employment with Catalent and a cash payment of $375,000 earned on June 30, 2009 in lieu of any MIP award in respect of fiscal 2009. Amounts reported represent discretionary awards earned by Messrs. Lowry, Stuart, and Dr. Yarwood under the MIP for performance during fiscal 2007. The amount reported for Mr. Walsh represents a signing bonus earned in fiscal 2008 in connection with his offer of employment with us.
(3)	Reflects restricted stock units (RSUs) granted by PTS Holdings Corp. to Mr. Chiminski in connection with his commencement of employment. Amounts reported for these RSUs reflect the aggregate dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R (disregarding any estimates of forfeitures related to service-based vesting conditions). For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of rsu awards contained in Note 14 to our Consolidated Financial Statements for the period ended June 30, 2009, included as part of this Annual Report on Form 10-K.
(4)	Reflects options granted by PTS Holdings Corp. to each of the Named Officers to acquire shares of PTS Holdings Corp. common stock. Amounts reported for these stock options reflect the aggregate dollar amount recognized for financial statement reporting purposes in accordance with FAS 123R (disregarding any estimates of forfeitures related to service-based vesting conditions). For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of nonqualified option awards contained in Note 14 to our Consolidated Financial Statements for the period ended June 30, 2009, included as part of this Annual Report on Form 10-K, Note 13 to our Consolidated Financial Statements for the period ended June 30, 2008, included as part of the Annual Report on Form 10-K filed by us on September 29, 2008 and Note 13 to our Consolidated Financial Statements for the period ended June 30, 2007, included as part of the Registration Statement. The fiscal 2009 dollar amount recognized in accordance with FAS 123R for financial statement reporting purposes includes the impact of a cumulative expense reversal related to certain performance based awards either not vesting or it being determined that the awards are not likely to vest. In connection with his termination of employment in fiscal 2009, Mr. Lowry forfeited options having a grant date fair value of $3,750,220. The amount reported for Mr. Lowry reflects option expense recognized in fiscal 2007 and fiscal 2008 that was reversed in fiscal 2009 when the awards were forfeited by Mr. Lowry.
(5)	Amounts reported consist of the aggregate change in the actuarial present value of each Named Officer’s accumulated benefit under all of our defined benefit pension plans during our fiscal year ended June 30, 2009. For fiscal 2007 and 2008, the actuarial present value for Dr. Yarwood decreased by $346,000 and $360,000, respectively.
(6)	Amounts reported in column (i) include contributions to our 401(k) plan on behalf of the Named Officers as follows: Mr. Walsh $8,023; Mr. Stuart $5,799; Mr. Khichi $6,439 and Mr. Fotiades $9,125. Amounts also include a Company contribution to our non-qualified deferred compensation plan for Mr. Walsh $10,000; Mr. Stuart $10,000; Mr. Khichi $6,000; Mr. Fotiades $6,000 and Mr. Lowry $6,150. The contribution amounts reported in this footnote also include the social security integration contribution available under each plan. Mr. Stuart also received a car allowance equal to $22,282. Dr. Yarwood does not participate in our 401(k) plan, and was instead paid a pension allowance of $30,325 that is reported above. Mr. Lowry also received $791,440 in severance and $22,551 in unused paid time off. Mr. Walsh received a relocation benefit equal to $272,831 of which $116,186 represented a tax gross-up payment. Dr. Yarwood was also entitled to medical benefits for his family that are not generally available to other employees. The premiums of $672 paid for these benefits during the period of fiscal 2009 are reported above. Dr. Yarwood also received a car allowance that is reported above equal to $21,580. Amount reported for Mr. Fotiades includes the imputed income attributable to the health care premiums paid by the Company on his behalf.

(7)	In fiscal 2007, Cardinal Health awarded Messrs. Lowry, Stuart and Dr. Yarwood retention bonuses in connection with the Acquisition. Amounts reported in column (i) include the portion of the retention bonus that was earned for services performed for us in fiscal 2007 following the closing date of the Acquisition. In connection with the Acquisition, Cardinal Health agreed to pay the full amount of the retention bonuses it awarded such Named Officers, including the portion that we have reported above as being earned for services rendered to us in fiscal 2007 following the closing date of the Acquisition.
(8)	Because he is based in the United Kingdom, Dr. Yarwood’s cash compensation is generally paid to him in British pounds sterling rather than United States dollars. Amounts reported are based on the conversion rate in effect at the end of fiscal 2009, which was 1.66 United States dollars for each one British pound sterling.

Grants of Plan-Based Awards in Fiscal 2009

The following table provides supplemental information relating to grants of plan-based awards made during fiscal 2009 to help explain information provided above in our Summary Compensation Table. This table presents information regarding all grants of plan-based awards occurring during fiscal 2009.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(3) (j)	All Other Option Awards: Number of Securities Underlying Options (#) (k)	Exercise or Base Price of Option Awards ($/Sh) (l)	Grant Date Fair Value of Stock and Option Awards ($)(4) (m)
Name and Principal Position (a)	Grant Date (b)	Board Approval Date (c)	Threshold ($) (d)	Target ($) (e)	Maximum ($) (f)	Threshold (#) (g)	Target (#) (h)	Maximum (#) (i)
John Chiminski (2)	3/17/09	2/23/09	—	—	—	3,750	7,500	7,500	—	7,500	1,000	2,756,888
	3/17/09	2/23/09	—	—	—	—	—	—	2,000	—	—	1,500,000
George Fotiades			0	200,000	400,000	—	—	—	—	—	—	—
John Lowry			0	550,000	1,100,000	—	—	—	—	—	—	—
Matthew Walsh			0	369,789	739,578	—	—	—	—	—	—	—
Thomas J. Stuart			0	331,189	662,378	—	—	—	—	—	—	—
Richard Yarwood			0	331,769	663,538	—	—	—	—	—	—	—
Samrat Khichi			0	183,716	367,432	—	—	—	—	—	—	—

(1)	Figures represent awards payable under our Management Incentive Plan (MIP). Actual cash awards are based on the target award multiplied by the Business Performance Factor and the Individual Performance Factor. In connection with their terminations of employment, Mr. Lowry did not receive a payment under the MIP in respect of fiscal 2009 and Dr. Yarwood was not eligible for a MIP payment. In connection with Mr. Chiminski’s employment agreement, Mr. Chiminski received a cash payment of $375,000 in lieu of any payment made under fiscal 2009 MIP.
(2)	As described in more detail in the narrative description of the equity-based awards that follows, Mr. Chiminski’s option award is divided equally into two tranches for vesting purposes: a time option and an exit option. The exit option tranche of Mr. Chiminski’s option award is reported as an equity incentive plan award, while the time option tranche of his award is reported as an other option award in column (k).
(3)	Represents a grant of RSUs. Twenty percent of the RSUs will vest on each of the first five anniversaries of Mr. Chiminski’s commencement date as described in more detail in the narrative description of equity-based awards that follows.

(4)	For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of nonqualified option awards contained in Note 14 to our Consolidated Financial Statements for the period ended June 30, 2009, included as part of this Annual Report on Form 10-K.

Summary of Certain Named Officer Employment Agreements

This section describes employment agreements in effect for our Named Officers during fiscal 2009. In addition, the terms with respect to grants of restricted stock units and stock options described above under “Long-Term Equity Incentive Awards” are further described below for our Named Officers in the section entitled “Description of Equity-Based Awards.”. Severance agreements and arrangements are described below in the section entitled “Potential Payments upon Termination or Change in Control.”

Employment Agreement of John R. Chiminski

On February 23, 2009, the Company, PTS Holdings Corp. and Mr. Chiminski entered into an employment agreement with respect to Mr. Chiminski’s appointment as President and Chief Executive Officer of Catalent and PTS Holdings Corp. and a member of the board of directors of both Catalent and PTS Holdings Corp., in each case, commencing on March 17, 2009 which was his commencement date.

The employment agreement provides for an initial term of three years commencing on his commencement date. The initial term will be automatically extended for successive one-year terms thereafter unless one of the parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term.

The financial terms of the employment agreement include (1) an annual base salary of $750,000, subject to discretionary increases from time to time by the board of directors of PTS Holdings Corp., (2) subject to Mr. Chiminski’s continued employment through June 30, 2009, a cash payment of $375,000 to be paid on June 30, 2009, in lieu of any annual cash bonus in respect of fiscal 2009, and in each successive full fiscal year thereafter, subject to Mr. Chiminski’s continued employment through the end of such fiscal year, an annual cash bonus with a target amount equal to Mr. Chiminski’s annualized base salary for such fiscal year, subject to a maximum of 200% of base salary, based on and subject to the attainment of specified annual performance goals established by the board of directors of PTS Holdings Corp. in consultation with Mr. Chiminski, and (3) a cash sign-on bonus of $1,000,000 to be paid on the commencement date, of which $250,000 is to be invested by Mr. Chiminski in PTS Holdings Corp. common stock at a purchase price of $1,000 per share (he invested $100,000 on his commencement date and the remaining portion is to be invested on a later date as mutually agreed upon by the parties). Mr. Chiminski will be required to repay the entire portion of the sign-on bonus that was not used to purchase $250,000 worth of PTS Holdings Corp. common stock within thirty days following any termination of employment by him without good reason (and not due to death or disability) or by PTS Holdings Corp. or Catalent for cause, in either case, prior to the second anniversary of his commencement date. In addition to the requirement to purchase the $250,000 worth of PTS Holdings Corp. common stock, Mr. Chiminski is required to use 50% of the after-tax proceeds of the $375,000 payment and any payment he receives as an annual cash bonus while employed and paid in respect of fiscal 2010 or 2011, in each case, to promptly purchase PTS Holdings Corp. common stock at a purchase price equal to the fair market value of a share on the date of purchase. Mr. Chiminski’s total investment in PTS Holdings Corp. common stock is subject to a cap of $2,500,000.

In addition to the foregoing, Mr. Chiminski will be entitled to participate in all group health, life, disability, and other employee benefit and perquisite plans and programs in which other senior executives of Catalent generally participate. We have also agreed to pay reasonable legal fees and expenses (not to exceed $85,000) incurred by Mr. Chiminski in connection with the negotiation and documentation of the employment agreement and the equity-related documents, and reimburse Mr. Chiminski for the cost of reasonable moving expenses incurred on or prior to the first anniversary of his commencement date (not to exceed $50,000).

The employment agreement also provides for the grants of equity-based awards described below.

Employment Agreement of George Fotiades

Pursuant to an employment agreement he entered into on April 19, 2007, Mr. Fotiades is employed by PTS Holdings Corp. as the chairman of its board of directors. Mr. Fotiades’ employment agreement provides for him to receive an annual base salary of $200,000. In connection with his appointment as our interim President and Chief Executive Officer, Mr. Fotiades’ annual base salary increased from $200,000 to $600,000 from July 30, 2008 to March 17, 2009. Beginning in fiscal 2008, Mr. Fotiades was eligible to earn a target annual bonus equal to $200,000. The actual amount of his bonus earned may be higher or lower than his target annual bonus. Mr. Fotiades’ annual bonus becomes payable based on the attainment of performance targets that are established by the board of directors or the compensation committee each year. The determination of the performance criteria for Mr. Fotiades will generally be the same as those established for our executive officers as part of our incentive plan as described in the Compensation Discussion and Analysis section under the heading “Annual Cash Bonus Opportunities.” Mr. Fotiades’ employment agreement entitles him to participate in all of our employee benefit plans that are in effect from time to time, including the 2007 PTS Holdings Corp. Stock Incentive Plan, our Pharmaceutical Technologies and Services Pension Plan, our Supplemental Benefit Plan for Key Employees of R.P. Scherer Corporation and our non-qualified deferred compensation plan. Following the closing date of the Acquisition, PTS Holdings Corp. granted Mr. Fotiades an option to purchase 6,000 shares of common stock of PTS Holdings Corp. under the 2007 PTS Holdings Corp. Stock Incentive Plan. Like the option awards granted to the Named Officers described below, Mr. Fotiades’ option award is divided into three tranches for vesting purposes. One-third of Mr. Fotiades’ options are time options, one-third are performance options and one-third are exit options. The vesting and other terms of Mr. Fotiades’ options are generally the same as described below for the Named Officers other than Mr. Chiminski.

Employment Agreement of Thomas J. Stuart

Mr. Stuart’s employment agreement in effect on June 30, 2007 was originally entered into while he was employed by Cardinal Health and had been assumed by us following the closing date of the Acquisition. Because his prior position with Cardinal Health was eliminated, pursuant to the amendment to his employment agreement Mr. Stuart had the option to resign for good reason by providing notice at any time by July 31, 2007 and receive enhanced severance benefits. He did not exercise this option. Discussions with Mr. Stuart regarding his employment agreement and severance benefits resulted in a new agreement dated June 9, 2008, effective August 1, 2007, which superseded all prior agreements.

Mr. Stuart’s employment agreement includes the following material terms: (1) an initial term of three years commencing effective as of August 1, 2007, after which the initial term will automatically renew for additional one year terms following the last day of the initial term and each one year anniversary thereafter, as applicable, unless, one of the parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term, (2) an annual base salary of $424,000 per year, (3) a MIP target bonus equal to 75% of his annual base salary, (4) entitlement to paid vacation, certain fringe benefit and reimbursement for reasonable business expenses, (5) entitlement to participate in other broad-based employee benefit programs of the Company on a basis that is no less favorable than is provided to other executives of the Company and (6) a car allowance in a gross amount of $22,282 per year.

Description of Equity-Based Awards

PTS Holdings Corp. has granted Mr. Chiminski 2,000 restricted stock units (the “RSUs”). Subject to Mr. Chiminski’s continued employment on the applicable vesting dates, twenty percent of the RSUs will vest on each of the first five anniversaries of his commencement date. All vested RSUs will be settled on the earlier to occur of (x) the seventh anniversary of his commencement date and (y) the date that a change in control of PTS Holdings Corp. or BHP PTS Holding L.L.C. occurs.

PTS Holdings Corp. has granted each of the Named Officers options to acquire shares of its common stock. Each option may be exercised to purchase one share of PTS Holdings Corp. common stock at an exercise price equal to the fair market value of the underlying common stock on the grant date. Each Named Officer’s stock option award has an ordinary term of ten years. The Named Officers are not entitled to any dividends or equivalent rights on their stock option awards.

Mr. Chiminski’s employment agreement provided for the grant of an option award with 50% of the options subject to time vesting and 50% of the options subject to exit event vesting. Subject to Mr. Chiminski’s continued employment on the applicable vesting dates, 20% of the time options will vest on each of the first five anniversaries of his employment commencement date and subject to Mr. Chiminski’s continued employment, the exit event options will vest as follows:

•

50% of the exit event options (i.e. 25% of the options) will become vested and exercisable on the date, if any, when The Blackstone Group either (1) receives cash proceeds or marketable securities in respect of its investment in PTS Holdings Corp. having a value in excess of 3.4 times its initial investment or (2) achieves a cash internal rate of return of at least 25% on its initial investment; and

•

50% of the exit event options (i.e. 25% of the options) will become vested and exercisable on the date, if any, when The Blackstone Group either (1) receives cash proceeds or marketable securities in respect of its investment in PTS Holdings Corp. having a value in excess of 2.5 times its initial investment or (2) achieves a cash internal rate of return of at least 20% in its initial investment.

However, subject to continued employment through the applicable vesting date, if the 3.4 multiple hurdle or the 25% internal rate of return hurdle is not met, but the 2.5 multiple hurdle and/or the 20% internal rate of return hurdle is met, the first tier of exit event options will vest based on straight line interpolation between the two points.

With the exception of Mr. Chiminski, all other Named Officer’s option awards are divided into three tranches for vesting purposes: a time option, a performance option and an exit option. The first one-third of each Named Officer’s option award is referred to as a time option, and ordinarily becomes vested and exercisable in five substantially equal installments on each of the first five anniversaries of the grant date, as long as the Named Officer remains employed by us on each vesting date. The second one-third of each Named Officer’s option award is referred to as a performance option. There are two types of performance options—the vesting of two-thirds of the performance options is tied to our attainment of certain internally adjusted EBITDA targets, and the vesting of one-third of the performance options is based on our attainment of certain targeted levels of net outstanding debt. Subject to each Named Officer’s continued employment, the performance options ordinarily become vested and exercisable in five substantially equal installments on each of the first five anniversaries of the grant date, but only if the EBITDA or net outstanding debt targets for the year are achieved. If the EBITDA or net outstanding debt targets for a year are not met, then that year’s portion of the performance options will generally no longer be eligible to become vested and exercisable. However, the performance options have certain “catch-up” vesting provisions that enable the Named Officers to vest in one year’s portion of the performance options if certain cumulative EBITDA or net outstanding debt targets are achieved in one of the following two years. Depending on how close we come to achieving the EBITDA or net outstanding debt targets in the original performance year, the “catch-up” provisions enable the Named Officers to vest in 60% or 100% of the performance options scheduled to vest in the original performance year based on cumulative performance through the end of the first year after the original performance year, and, if no vesting occurs in the first catch-up year, in 30% of the original performance options based on cumulative performance through the end of the second year after the original performance year. The final one-third of each Named Officer’s option award is referred to as an exit option. The exit options vest in two tiers:

Subject to each Named Officer’s continued employment, 50% of the exit options will become vested and exercisable if on the date, if any, when The Blackstone Group both (1) receives cash or marketable securities from the sale of its investment in PTS Holdings Corp. having a value in excess of 3.4 times its initial investment and (2) achieves an internal rate of return of at least 25% on its initial investment. Subject to each Named Officer’s continued employment, the remaining 50% of the exit options will become vested and exercisable if The Blackstone Group both (1) receives cash or marketable securities from the sale of its investment in PTS Holdings Corp. having a value in excess of 2.5 times its initial investment and (2) achieves an internal rate of return of at least 20% on its initial investment. Please see the “Potential Payments Upon Termination or Change in Control” section below for a description of the potential vesting of the Named Officers’ stock option awards that may occur in connection with a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. or certain terminations of employment.

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

As a condition to receiving his equity-based award, each Named Officer was required to enter into a subscription agreement with PTS Holdings Corp., and to become a party to PTS Holdings Corp.’s securityholder’s agreement. These documents generally govern the Named Officers’ rights with respect to any shares of PTS Holdings Corp. common stock acquired on exercise of vested stock options or settlement of RSUs, to the extent applicable. Under the subscription agreement, following a Named Officer’s termination of employment, PTS Holdings Corp. and The Blackstone Group have certain rights to repurchase any shares a Named Officer may have acquired upon exercise of his options or settlement of RSUs, to the extent applicable. Similarly, if a Named Officer’s employment terminates because of his death or disability, he may require us to repurchase the shares he acquired including those acquired upon exercise of his options or settlement of RSUs, to the extent applicable. The purchase price for any such shares that are repurchased will be equal to the fair market value of the shares at the time of repurchase, unless the Named Officer’s employment is terminated by us for cause, in which case the purchase price will be the lower of the Named Officer’s cost or fair market value on the date of repurchase. All repurchase rights will terminate on the earliest to occur of (1) a qualified public offering of PTS Holdings Corp. or BHP PTS Holdings L.L.C., (2) the occurrence of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and (3) May 7, 2012 (the “Lapse Date”). The subscription agreement also contains certain restrictive covenants. While employed and for one year following their termination of employment, Named Officers are prohibited from competing with us and from soliciting our employees, consultants and certain actual and prospective clients. The subscription agreement also contains an indefinite restriction on the Named Officers’ disclosure of our confidential information. If a Named Officer materially breaches any of these restrictive covenants and is unable to cure the breach, we have the right to “clawback” and recover any gains the Named Officer may have realized with respect to his shares (and with respect to Mr. Chiminski only the shares acquired upon exercise of the options or settlement of RSUs). The securityholder’s agreement generally restricts the Named Officers from transferring any shares of PTS Holdings Corp. common stock they hold until the Lapse Date. These transfer restrictions do not apply to any permitted transfers to the Named Officers’ family members, or to transfers in connection with a transaction or transactions where the “tag along” or “drag along” rights provided in the securityholder’s agreement would apply. Following the Lapse Date and prior to a qualified public offering of PTS Holdings Corp. or BHP PTS Holdings L.L.C., PTS Holdings Corp. has certain rights of first refusal, which permit it (or a third party) to purchase any shares a Named Officer wishes to transfer instead of the Named Officer’s intended transferee.

Each Named Officer’s equity-based award was granted under, and is subject to the terms of, the 2007 PTS Holdings Corp. Stock Incentive Plan. This plan is currently administered by PTS Holding Corp.’s board of directors, and the board has the ability to interpret and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding stock options to reflect any change in the outstanding common shares of PTS Holdings Corp. by reason of a reorganization, recapitalization, share dividend or similar transaction, and making provision to ensure that participants satisfy any required withholding taxes.

Outstanding Equity Awards at 2009 Fiscal-Year End

The following table provides information regarding outstanding equity awards held by each Named Officer as of June 30, 2009.

	Option Awards					Stock Awards
Name and Principal Position (a)	Number of Securities Underlying Unexercised Options (#) Excerisable(1) (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date(2) (f)	Number of Shares or Units of Stock That Have Not Vested (#)(1) (g)	Market Value of Shares or Units of Stock That Have Not vested($)(3) (h)
John Chiminski	—	7,500	7,500	1,000	3/17/19	2,000	1,500,000
George Fotiades	800	1,200	4,000	1,000	5/7/17
John Lowry (4)	—	—	—	—	—
Matthew Walsh	267	1,066	2,667	1,000	4/17/18
Thomas J. Stuart	733	1,100	3,667	1,000	5/7/17
Richard Yarwood	733	1,100	3,667	1,000	5/7/17
Samrat Khichi	133	534	1,333	1,000	11/27/17

(1)	The number of outstanding time options vested and exercisable are reported in column (b) above. Unvested outstanding time options are reported in column (c) above and ordinarily become vested pursuant to the vesting schedule for time options described in the “Description of Equity-Based Awards” section above. Unvested outstanding performance options and exit options are reported in column (d) above and ordinarily become vested pursuant to the vesting schedule for performance options and exit options, as applicable, described in the “Summary of Certain Named Officers Employment Agreements” and “Description of Equity-Based Awards” section above. None of the outstanding performance options and exit options vested in fiscal 2009. Based on the terms of the option agreement, certain performance based awards have not vested or are not likely to vest. Reference is made to the Summary Compensation Table footnote 4 for information regarding the FAS 123R expense associated with equity awards that will not vest. As described in the “Potential Payments Upon Termination or Change in Control” section below, all or a portion of each option grant may vest earlier in connection with a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. or certain terminations of employment. Unvested outstanding RSUs granted to Mr. Chiminski are reported in column (g) above. Subject to Mr. Chiminski’s continued employment on the applicable vesting dates, 20% of the RSUs will vest on each of the first five anniversaries of his commencement date of March 17, 2009.
(2)	The expiration date shown is the normal expiration date occurring on the tenth anniversary of the grant date. Options may terminate earlier in certain circumstances, such as in connection with a Named Officer’s termination of employment or in connection with certain corporate transactions, including a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C.
(3)	Based upon a market value of $750 per share pursuant to an independent third party valuation of the Catalent as of March 31, 2009.
(4)	All of Mr. Lowry’s unvested options were forfeited upon his termination date of September 28, 2008. In addition, since Mr. Lowry did not exercise the vested portion of his time options within the applicable ninety day post-termination window, all such vested options were forfeited on December 27, 2008.

Option Exercises and Stock Vested in Fiscal 2009

During fiscal 2009, our Named Officers did not exercise any options or similar instruments or vest in any stock or similar instruments.

Pension Benefits—Fiscal 2009

The following table provides information regarding the pension benefits for our Named Officers.

Name and Principal Position (a)	Plan Name (b)	Number of Years Credited Service (#)(1) (c)	Present Value of Accumulated Benefits ($)(1) (d)	Payments During Last Fiscal year ($) (e)
John Chiminski	—	—	—	—

George Fotiades	Pharmaceutical Technologies and Services Pension Plan	6.5	86,508

	Supplemental Benefit Plan for Key Employees of R.P. Scherer Corporation	5.5	42,488

John Lowry	—	—	—	—

Matthew Walsh	—	—	—	—

Thomas J. Stuart	Pharmaceutical Technologies and Services Pension Plan	12.67	137,782	—

	Supplemental Benefit Plan for Key Employees of R.P. Scherer Corporation	11.67	87,945

Richard Yarwood	UK Retirement and Death Benefit Plan	16.0	3,500,940	—

Samrat Khichi	—	—	—	—

(1)	The years of credited service and present value of accumulated benefits are presented as of June 30, 2009, assuming that each Named Officer retires at the earliest possible time without any reduction in benefits and that benefits are paid out in accordance with the terms of each plan described below. For a description of the material assumptions used to calculate the present value of accumulated benefits shown above, please see the discussion of defined benefit plans contained in Note 11 to our Consolidated Financial Statements for the period ended June 30, 2009, included as part of this Annual Report on Form 10-K.

Pension Plans

While they were employed by Cardinal Health, Messrs. Stuart, Fotiades and Dr. Yarwood each participated in one or more defined benefit pension plans. These plans were originally established by R.P. Scherer Corporation and its affiliates and were continued by Cardinal Health following its acquisition of R.P. Scherer Corporation. In connection with the Acquisition, we agreed with Cardinal Health to assume liability for benefits provided under these pension plans. In exchange for our agreement, the trust funding benefits under our Pharmaceutical Technologies and Services Pension Plan received a transfer of assets from the trust funding benefits under the predecessor Cardinal Health plan in accordance with the terms of the Acquisition agreement. The following section contains a narrative description of the material terms of our Pharmaceutical Technologies and Services Pension Plan and the other two pension plans that we sponsor. All of these pension plans are currently frozen with respect to benefit accruals and are closed to new participants.

Pharmaceutical Technologies and Services Pension Plan. The Pharmaceutical Technologies and Services Pension Plan is a non-contributory pension plan intended to be qualified under the Internal Revenue Code that we established following the closing date of the Acquisition. We established this plan and its related trust to accept the asset transfer from Cardinal Health and to provide benefits to the participants in the prior Cardinal Health plan for whom we agreed to assume liability. Participation in the plan is limited to those individuals who were employed by Cardinal Health or R.P. Scherer Corporation on or before December 31, 2002 and who were eligible to participate in the prior Cardinal Health and/or R.P. Scherer Corporation plans. Participation is closed to all of our other employees, and Messrs. Stuart and Fotiades are the only Named Officers eligible to participate in this plan.

Benefit accruals under this plan were frozen effective as of December 31, 2002, meaning that benefits under the plan are limited to the payment of amounts that were accrued as of that date. The plan’s normal retirement benefit formula is generally a monthly payment equal to the sum of (1) 1/12 of 1% of a participant’s average annual compensation earned over the five consecutive years prior to December 31, 2002 when compensation was the highest multiplied by the participant’s years of credited service earned through December 31, 2002 and (2) 1/12 of 0.5% of a participant’s average annual compensation earned over the five consecutive years prior to December 31, 2002 when compensation was the highest and that is in excess of covered compensation determined under IRS rules multiplied by the participant’s years of credited service earned through December 31, 2002 that do not exceed 35, less an offset for any benefits previously paid under this plan and for certain benefits payable under another qualified or foreign pension plan. Participants with accrued benefits under the plan as of December 31, 1993 are generally not subject to these same offsets on any benefits accrued as of December 31, 1993. Compensation under the plan is defined to include salary, bonuses and most other amounts earned for services (other than stock options and other equity awards), but is capped at an annual limit under the Internal Revenue Code. Benefit payments that are in excess of Internal Revenue Code limits will not be paid under this plan. The plan’s normal retirement benefits become payable once a participant has reached age 65, although normal benefits for participants who joined the plan after the end of 1987 do not become payable until the later of age 65 or the date they have participated in the plan for five years. The plan also has an early retirement feature that permits participants to retire before normal retirement age and receive a level of benefits that is reduced by an early commencement factor to account for the earlier payment of benefits. Participants first become eligible for early retirement when they reach age 55 and have 10 years of service, and benefits are actuarially reduced for all early retirements prior to age 62. Mr. Stuart was not eligible for early retirement on June 30, 2009 while Mr. Fotiades was eligible as of this date. The normal form of payment for early and normal retirement benefits is a life annuity for single participants and an actuarially equivalent joint and survivor annuity with a 50% survivor benefit for married participants. Participants may also elect to receive an actuarially equivalent amount of benefits in a different form, such as a life annuity that is guaranteed for 120 months, a joint and survivor annuity with a 66 2/3% or 100% survivor benefit or a lump-sum if the actuarially equivalent value of the participant’s benefit is $5,000 or less.

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

Supplemental Benefit Plan for Key Employees of R.P. Scherer Corporation. The Supplemental Benefit Plan for Key Employees of R.P. Scherer Corporation is a non-qualified plan that is linked to the Pharmaceutical Technologies and Services Pension Plan described above. Unlike the Pharmaceutical Technologies and Services Pension Plan, benefits under this non-qualified plan are paid from our general assets. This plan was established to provide benefits to certain key employees participating in the Pharmaceutical Technologies and Services Pension Plan that have their benefits limited by the Internal Revenue Code and the compensation limits under the Pharmaceutical Technologies and Services Pension Plan. Messrs. Stuart and Fotiades are the only Named Officers eligible to participate in this plan. Benefits payable under this plan are equal to (1) the benefits payable under the Pharmaceutical Technologies and Services Pension Plan determined without regard to the applicable limits under the Internal Revenue Code and applying a higher compensation limit (the compensation limit was set at $242,286 in 1994 and has been adjusted each year thereafter to account for increases in the consumer price index), less (2) the benefits payable under the Pharmaceutical Technologies and Services Pension Plan. The benefit accruals under the Pharmaceutical Technologies and Services Pension Plan were frozen effective as of December 31, 2002; however, benefit accruals under this related plan were frozen as of December 31, 2001. Benefits under this plan are payable at the same time and in the same manner as benefits under the Pharmaceutical Technologies and Services Pension Plan. Similarly, the vesting schedule under the Pharmaceutical Technologies and Services Pension Plan also applies to benefits under this plan.

UK Cardinal Health Retirement and Death Benefit Plan. The UK Cardinal Health Retirement and Death Benefit Plan is a pension plan that is intended to be tax qualified under applicable laws in effect in the United Kingdom. This plan was originally established by R.P. Scherer Corporation to provide pension benefits to its employees located in the United Kingdom. The defined benefit portion of the plan closed to future accrual effective as of August 31, 2003. Participation was closed to all employees from that date and the money purchase portion of the plan was established. Former members of the defined benefit portion of the plan were only eligible to join the money purchase portion on September 1, 2003. Participation is closed to all other employees. Dr. Yarwood is the only Named Officer with pension benefits in the defined benefit portion of this plan.

Benefit accruals under the defined benefit portion of this plan were frozen effective as of August 31, 2003. The plan’s normal retirement benefit for current executive employees is generally an annual payment equal to 1/30th (or 1/30th, 1/45th or 1/60th for periods after July 31, 2000 through August 31, 2003) of a participant’s highest annual compensation earned over the five years ending with the plan year next following August 31, 2003, multiplied by the participant’s years of credited service (up to a maximum of 20) earned through August 31, 2003. Non-executive members of the plan are entitled to benefits under a different formula. For executive participants such as Dr. Yarwood who joined the plan before August 1, 2000, compensation under the plan is generally defined to include salary, plus the average amount of bonuses and similar payments received during a three year period ending before the measurement date. For other participants, compensation is generally defined only to include salary. Pension benefits under the plan are also increased by an annual interest factor ranging from 3% to 5%. Benefit payments under this plan are in all events subject to applicable limits under United Kingdom law, and any benefits otherwise payable that are in excess of these limits will not be paid.

The plan’s normal retirement benefits become payable once a participant has reached age 65. The plan also has an early retirement feature that permits participants to retire before normal retirement age and receive a level of benefits that is actuarially reduced to account for the earlier payment of benefits. Participants first become eligible for early retirement when they reach age 50. The plan also permitted participants who were at least age 55 and who had at least seven years of service on August 31, 2003 to elect on or before July 31, 2003 to retire early on an agreed upon date. Participants who timely elected this early retirement option were credited with up to three additional years of service and age credits. Dr. Yarwood did not elect this early retirement option during 2003. Dr. Yarwood was eligible for early retirement on June 30, 2009. The normal form of payment for early and normal retirement benefits is equal monthly installments for the life of the participant. Participants may also elect to receive an actuarially equivalent amount of benefits in a different form, such as a smaller pension with a continuing benefit for surviving dependents or a smaller pension with a portion of benefits paid in a lump sum. Benefits under the plan are also payable in the event of a participant’s death or disability.

Non-qualified Deferred Compensation—Fiscal 2009

The following table provides information regarding contributions, earnings and balances for our Named Officers under our nonqualified deferred compensation plan.

Name and Principal Position (a)	Executive Contributions in Last FY ($)(1) (b)	Registrant Contributions in Last FY ($)(2) (c)	Aggregate Earnings in Last FY ($)(3) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($)(4) (f)
John Chiminski	—	—	—	—	—
George Fotiades	—	6,000	(721)	—	5,279
John Lowry	33,053	6,150	(87,404)	—	224,189
Matthew Walsh	42,151	10,000	(763)	—	52,046
Thomas J. Stuart	38,905	10,000	2,634	—	244,907
Richard Yarwood	—	—	—	—	—
Samrat S. Khichi	5,565	6,000	800	—	12,365

(1)	These amounts are also included in our Summary Compensation Table under “Salary.”
(2)	These amounts are also included in our Summary Compensation Table under “All Other Compensation.”
(3)	These amounts are not considered compensation reportable in the Summary Compensation Table.
(4)	Includes the following amounts for each of the following Named Officers previously reported as compensation to such Named Officers in the columns “Salary” and “All Other Compensation” of the Summary Compensation Table: Mr. Stuart, $93,656 for fiscal 2008 and $4,368 for fiscal 2007 and Mr. Lowry, $18,166 for fiscal 2008 and $1,309 for fiscal 2007.

Non-qualified Deferred Compensation Plan

The Company offers a non-qualified deferred compensation plan for a select group of our management (including all of the Named Officers except Dr. Yarwood). Eligible employees selected to participate in the plan may elect to defer between 1% and 20% of eligible compensation into the plan each year. Eligible compensation for employees generally includes salary, any annual cash bonuses, any special bonuses and other compensation includible as income for federal tax purposes, but does not include any income attributable to stock options or other equity-based awards. Participating directors may elect to defer between 20% and 100% of their fees for service on the board of directors (including meeting fees) into the plan each year. In our discretion, each year we may elect to make certain company contributions to participants in the plan; however, the plan does not require us to make any such contributions. Company contributions can be either matching contributions or contributions equal to a percentage of a participant’s compensation (regardless of the amount deferred) which includes a contribution designed to supplement social security benefits. Any such contributions, however, are generally only made with respect to the first $100,000 of a participant’s compensation in excess of the annual compensation limit under the Internal Revenue Code for each year (the limit was $245,000 for calendar year 2009). We elected to suspend the company contribution in January 2009 and the matching contribution in February 2009 and are continuing to evaluate when business conditions would support reinstatement of these contributions. Participants are always 100% vested in their elective deferrals, and in any company matching contributions (including related earnings in each case). Participants become vested in other company contributions and related earnings after three years of service with us or upon retirement, death, total disability or a change in control.

Under the plan, we have the discretion to either credit participants’ deferrals with a hypothetical earnings rate, or to credit the deferrals with earnings and/or losses based on the deemed investment of the deferrals in investment alternatives selected by us, which investment alternatives generally include the investment funds available under our 401(k) plan. During fiscal 2009, participants were permitted to select the investment alternatives in which they wanted their deferrals to be deemed to be invested and were credited with earnings and/or losses based on the performance of the relevant investments. During fiscal 2009, the returns for the investment funds in which the participating Named Officers notionally invested their deferrals ranged from 4.1% to -24.2%. Participants were able to change the investment elections for their deferrals on a daily basis during fiscal 2009. Participants’ deferrals are paid out in a lump-sum on the 15th day of the month immediately following the month during which the six month anniversary of the participant’s separation from service (other than due to death) with us (within the meaning of Section 409A of the Internal Revenue Code) occurs. In the event of the death of a participant prior to the commencement of the distribution of benefits under the plan, such benefits will be paid no later than the later of (x) December 31 of the year in which the participant’s death occurs and (y) ninety days following the date of the participant’s death. Participants may also elect to receive a payout of their deferrals in annual installments over a period of five or 10 years after their separation from service (including death), although notwithstanding any such elections, deferrals will be paid in a lump-sum in connection with a participant’s separation from service within two years following a change in control of us. Participants may also elect to receive a payout in connection with an unforeseeable emergency, in accordance with the requirements of Section 409A of the Internal Revenue Code. Salary deferrals, company contributions and any applicable gains are held in a “rabbi” trust. “Rabbi” trust assets are ultimately controlled by us. Operating the deferred compensation plan this way is required by federal tax law in order to defer the taxation benefits from the plan until they are paid to the participants.

Potential Payments Upon Termination or Change in Control

The following section describes the payments and benefits that may become payable to the Named Officers in connection with their termination of employment and/or a change in control. All such payments and benefits will be paid or provided by us or PTS Holdings Corp. For purposes of this section, we have assumed that (1) the price per share of PTS Holdings Corp.’s common stock on June 30, 2009 is equal to its fair market value as determined in good faith by the board of directors of PTS Holdings Corp. because there has never been a public market for the common stock of PTS Holdings Corp., (2) PTS Holdings Corp. does not exercise any discretion to accelerate the vesting of outstanding options or restricted stock units in connection with a change in control of us and (3) the value of any stock options that may be accelerated is equal to the full value of such awards (i.e., the full “spread” value for stock options on June 30, 2009). The 2007 PTS Holdings Corp. Stock Incentive Plan gives the PTS Holdings Corp. board of directors considerable discretion with respect to the treatment of outstanding options and restricted stock units in the event of a change in control. If the PTS Holdings Corp. board of directors exercised its discretion to fully vest outstanding options and restricted stock units, the Named Officers may receive benefits in addition to those described below.

In addition to the amounts presented below, the Named Officers will also be entitled to the benefits quantified and described under the “Pension Benefits—Fiscal 2009” and “Non-Qualified Deferred Compensation—Fiscal 2009” sections above, as more fully discussed in those sections. Please see “Compensation Discussion and Analysis—Current Compensation Program Elements—Severance and Other Benefits” for a discussion of how the amounts of the payments and benefits presented below were determined.

John Chiminski

Mr. Chiminski’s employment agreement, the 2007 PTS Holdings Corp. Stock Incentive Plan and the related stock option agreement and restricted stock unit agreement each provide for certain benefits to be paid to him upon termination under the terms described below. If Mr. Chiminski’s employment terminates due to his disability or death, he would be entitled to (1) a cash payment of $375,000 in lieu of a cash bonus in respect of fiscal 2009 or for any year after fiscal 2009, a pro-rata portion of any annual cash bonus he would have earned for the year of termination and (2) accelerated vesting of the portion of his time vesting options and restricted stock units that would otherwise have vested within 12 months following his termination of employment. In addition, Mr. Chiminski will retain the opportunity through the ten year term to vest, subject only to attaining the performance targets, in a portion of the unvested exit options equal to a fraction, the numerator of which is the number of days elapsing from his commencement date through the termination date and the denominator of which is the number of days elapsing from his commencement date through the date of the event that triggers additional exit option vesting. Any pro-rata bonus payment would have been paid in a lump-sum within two and one-half (2-1/2) months after the end of the fiscal year in which Mr. Chiminski’s termination of employment occurred.

The employment agreement provides that upon any good termination or due to Mr. Chiminski’s election not to extend the term, he will be entitled to receive, as applicable, a cash payment of $375,000 in lieu of a cash bonus in respect of fiscal 2009 or for any year after fiscal 2009 a pro-rata portion of any annual cash bonus he would have earned for the year of termination based on Catalent’s actual performance in respect of the full fiscal year in which Mr. Chiminski’s employment terminates.

The employment agreement further provides that if Mr. Chiminski’s employment is terminated by Catalent or PTS Holdings Corp. without cause, by Mr. Chiminski for good reason or due to Catalent’s or PTS Holdings Corp.’s election not to extend the term of his employment agreement, then, subject to his execution, delivery and non-revocation of a release of claims with respect to Catalent and its affiliates, Mr. Chiminski will be entitled to receive, in addition to certain accrued amounts and a pro-rata bonus, as discussed above, an amount equal to two times the sum of (x) Mr. Chiminski’s annualized then-current base salary (which salary, for purposes of calculating severance amounts, will in no event be less than $750,000) and (y) his annual target bonus, payable in equal monthly installments over a two year period; provided, however, that if such termination occurs within the two year period following a change in control such payment will instead be made in a single lump sum payment within thirty days following the termination date. Notwithstanding the foregoing, Catalent’s obligation to make such payments will cease in the event of a material breach by Mr. Chiminski of the restrictive covenants contained in the employment agreement (described below), if such breach remains uncured for a period of ten days following written notice of such breach. Pursuant to the terms of the employment agreement, Mr. Chiminski is subject to a covenant not to (x) compete with us while employed and for one year following his termination of employment for any reason and (y) solicit our employees, consultants and certain actual and prospective clients while employed and for two years following his termination of employment for any reason, in each case, subject to certain specified exclusions. The employment agreement also contains a covenant not to disclose confidential information, an assignment of property rights provision and customary indemnification provisions.

In addition to the payments described above, if Mr. Chiminski’s employment is terminated by Catalent or PTS Holdings Corp. without cause, by Mr. Chiminski for good reason or due to Catalent or PTS Holdings Corp.’s election not to extend the term, Mr. Chiminski (and his spouse and eligible dependents, to the extent applicable) will also be entitled to continued participation (or after 18 months, reimbursement for the cost of participation on a tax-grossed up basis) in Catalent’s group health plans for up to two years.

At the end of fiscal 2009, Mr. Chiminski would have had a good reason to terminate employment if any of the following had occurred without his consent: (a) any material diminution in his duties, authorities, or responsibilities, or the assignment to him of duties that are materially inconsistent with, or that significantly impair his ability to perform, his duties as Chief Executive Officer of PTS Holdings Corp. or us; (b) any material adverse change in his positions or reporting structures, including ceasing to be the Chief Executive Officer of PTS Holdings Corp. or us or ceasing to be a member of the board of directors of PTS Holdings Corp. or our board of directors; (c) any reduction in his base salary or target annual bonus opportunity (other than a general reduction in base salary or target annual bonus opportunity that affects all members of senior management proportionately); (d) any material failure by us to pay compensation or benefits when due under his employment agreement; (e) any relocation of our principal office or of his principal place of employment to a location more than 50 miles from its location in Somerset, New Jersey, as of his commencement date; or (f) any failure by PTS Holdings Corp. or us, as applicable, to obtain the assumption in writing of its obligation to perform his employment agreement by any successor to all or substantially all of the assets of PTS Holdings Corp. or us, as applicable. No termination of his employment based on a specified good reason event will be effective as a termination for good reason unless (x) Mr. Chiminski gives notice to PTS Holdings Corp. and us of such event within 90 days after he learns that such event has occurred (or, in the case of any event described in clauses (e) or (f), within 30 days after he learns that such event has occurred), (y) such good reason event is not fully cured within 30 days after such notice, and (z) Mr. Chiminski’s employment terminates within 60 days following the end of the cure period.

In the event of any termination of Mr. Chiminski’s employment other than a good termination, all unvested RSUs and options which remain outstanding will be immediately forfeited without consideration as of the termination date. In the event of a good termination, Mr. Chiminski will be deemed vested as of the termination date in any portion of the RSUs and time options that would have otherwise vested if he had remained employed by the Catalent or PTS Holdings Corp. through the first anniversary of the termination date and he will also retain the opportunity through the ten year term to vest, subject only to attaining the performance targets, in a portion of the unvested exit options equal to a fraction, the numerator of which is the number of days elapsing from his commencement date through the termination date and the denominator of which is the number of days elapsing from his commencement date through the date of the event that triggers additional exit option vesting.

To the extent that all or a fraction of the exit options vest, a proportionate amount of each tranche of unvested RSUs and time options which remain outstanding will also vest.

In the event of (x) a change in control or (y) a good termination that occurs within the six month period prior to a change in control, all unvested RSUs and time options will become fully vested as of the change in control (or immediately prior to the change in control, with respect to the options). Any portion of the exit options that remain unvested upon a change in control will remain outstanding and remain eligible for potential future vesting in accordance with the terms of the stock option agreement.

Unless otherwise specifically provided for in the stock option agreement, any options that are not vested and exercisable upon Mr. Chiminski’s termination of employment will be immediately cancelled. Any options that are vested upon a good termination will remain outstanding and exercisable generally for one year from the termination date or the date on which the option became vested, as applicable, although the period is reduced to 90 days in the case of a termination of employment that is not a good termination and vested options will terminate immediately if Mr. Chiminski’s employment is terminated by PTS Holdings Corp. or Catalent for cause. Any vested options that are not exercised within the applicable post-termination exercise period will terminate.

All shares of PTS Holdings Corp. common stock acquired by Mr. Chiminski, including without limitation, shares settled following vesting of the RSUs and shares acquired upon the exercise of the options will be subject to the terms of a subscription agreement. In addition, in connection with the purchase of the shares of PTS Holdings Corp. common stock and the grant of the RSUs and options, Mr. Chiminski became a party to PTS Holdings Corp. securityholders agreement. These documents generally govern Mr. Chiminski’s rights with respect to all such shares.

In addition, pursuant to the terms of the subscription agreement, if Mr. Chiminski’s employment is terminated by him without good reason (and not due to death or disability) or by PTS Holdings Corp. or Catalent for cause, in either case, prior to the second anniversary of his commencement date, he will forfeit all rights and title to the shares of PTS Holdings Corp. common stock he purchased or will purchase for $250,000.

If any payments to Mr. Chiminski are subject to golden parachute excise taxes in connection with a change in control and are eligible for exemption under the shareholder approval exemption, Catalent and PTS Holdings Corp. agree to use commercially reasonable efforts to seek the requisite vote. However, if such exemption is not available and Mr. Chiminski is subject to such taxes, he will also be entitled to receive a tax-gross up payment, provided that such payment will not exceed $1 million.

The following table lists the benefits that would have been triggered for Mr. Chiminski under the circumstances described above assuming that the applicable triggering event occurred on June 30, 2009.

Triggering Event	Value of Non-Equity Incentive Plan Compensation ($)	Value of Option/RSU Acceleration(1) ($)	Value of Base Salary and Target Bonus Payment(2) ($)	Value of Continued Benefits Participation(3) ($)	Value of Excise Tax “Gross Up”(4) ($)	Total ($)
Death or Disability	—	300,000	—	—	—	300,000
Termination by Us Without Cause or by Mr. Chiminski for Good Reason	—	300,000	3,000,000	22,099	—	3,322,099
Change in Control	—	1,500,000	—	—	—	1,500,000
Death or Disability Within Six Months Prior to a Change in Control	—	1,500,000	—	—	—	1,500,000
Termination by Us Without Cause or by Mr. Chiminski for Good Reason in Connection With a Change in Control	—	1,500,000	3,000,000	22,099	$622,184	5,144,283

(1)	The amounts reported represent partial or full accelerated vesting of RSUs. The board of directors of PTS Holdings Corp. has determined that there has been no appreciation in the fair market value of PTS Holdings Corp.’s common stock since Mr. Chiminski’s options were granted. As a result, his options currently do not have any “spread” value.
(2)	The amount reported consists of two times the sum of Mr. Chiminski’s annual salary and target annual bonus.
(3)	The amount reported represents income attributable to the health care premiums paid by the Company with respect to Mr. Chiminski’s participation in our employee benefit plans for a two year period.
(4)	Mr. Chiminski is entitled to an excise tax “gross up.”

Thomas J. Stuart

Mr. Stuart’s employment agreement, the 2007 PTS Holdings Corp. Stock Incentive Plan and the related stock option agreement provide for certain payments and benefits to be paid to Mr. Stuart if his employment terminates for one of the reasons described below. If Mr. Stuart’s employment terminates due to his disability, he will be entitled to (1) a cash payment in an amount equal to two times his then-current base salary payable in equal installments over a two year period, which amount will be offset by any amounts paid or payable under Catalent’s disability plan and (2) accelerated vesting of the portion of his time options that would otherwise have vested within 12 months following his termination of employment. The same portion of Mr. Stuart’s time options would also vest upon his termination of employment due to death, although he would not be entitled to any similar accelerated vesting for his performance options and exit options upon death or disability.

If during the term of Mr. Stuart’s employment agreement, his employment is terminated by us without cause, he terminates for good reason or if we fail to renew his agreement at the end of its term, pursuant to the employment agreement, he will be entitled to receive: (1) a cash payment in an amount equal to two times the sum of his then-current base salary and his annual bonus award of 75% of base salary (regardless of whether any applicable performance targets are attained), which amount is payable in equal monthly installments over a two year period, (2) a pro-rata portion of the annual bonus, if any he would be entitled to receive for the year of termination, (3) continued participation (or after 18 months, payment for Catalent’s cost for such coverage on a tax “gross-up” basis) in Catalent’s group health plans for up to two years, (4) continued payment of his car allowance for a period of two additional years and (5) accelerated vesting of the portion of his time options that would otherwise have vested within 12 months following his termination of employment (but not for his performance options and exit options).

At the end of fiscal 2009, Mr. Stuart would have had a good reason to terminate employment if any of the following had occurred without his consent: (a) a substantial diminution in his position or duties, or assignment of duties materially inconsistent with his position as specified in his employment agreement, (b) any reduction in his base salary; (c) failure of PTS Holdings Corp. or us to pay compensation or benefits when due under his employment agreement; (d) the relocation of PTS Holdings Corp.’s or our headquarters to a location more than 50 miles from its location on the effective date of his employment agreement, (e) the failure of any successor to all or substantially all of our assets to assume and agree to honor his employment agreement, unless assumption of the agreement occurs by operation of law; or (f) the failure to provide an annual bonus opportunity that is at least at the same level as established for the 2008 fiscal year (which, for the avoidance of doubt, commenced July 1, 2007), in each case, which is not cured within 15 days following either PTS Holdings Corp.’s or our receipt of written notice from Mr. Stuart describing the event constituting good reason; which notice will be provided to either PTS Holdings Corp. or us within 90 days following Mr. Stuart’s knowledge of the occurrence of the event constituting good reason.

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

Mr. Stuart’s employment agreement prohibits him from competing with us and from soliciting our employees for one year following his termination of employment for any reason. The agreement also contains an indefinite restriction on Mr. Stuart’s disclosure of our confidential information. If Mr. Stuart breaches any of these restrictive covenants, any unpaid severance payments will be forfeited. The restrictive covenants contained in Mr. Stuart’s employment agreement are in addition to the restrictive covenants contained in the subscription agreement entered into in connection with the 2007 PTS Holdings Corp. Stock Incentive Plan; which covenants are described in the “Description of Equity-Based Awards” section above.

The following table lists the benefits that would be triggered for Mr. Stuart under the circumstances described above assuming that the applicable triggering event occurred on June 30, 2009.

Triggering Event	Value of Non-Equity Incentive Compensation ($)(1)	Value of Option Acceleration ($)(2)	Value of Base Salary Continuation ($)(3)(7)	Value of Bonus Payment ($)(4)	Value of Continued Benefits Participation ($)(5)	Value of Continued Automobile Benefits ($)(6)	Total ($)
Disability	—	—	890,372	—	—	—	890,372
Death	—	—	—	—	—	—	—
Termination by Us Without Cause or Termination by Mr. Stuart for Good Reason	300,000	—	890,372	667,779	21,101	44,564	1,923,816
Change in Control	—	—	—	—	—	—	—

(1)	If termination is by us without cause, due to our non-renewal of the employment term or by Mr. Stuart for good reason, Mr. Stuart will be entitled to a pro-rata portion of the annual cash bonus, if any, multiplied by a fraction, the numerator of which is the number of days during which he was employed in the fiscal year of termination and the denominator of which is 365. The amount reflects the actual cash bonus paid for fiscal 2009 as part of the MIP.

(2)	The board of directors of PTS Holdings Corp. has determined that there has been no appreciation in the fair market value of PTS Holdings Corp.’s common stock since Mr. Stuart’s options were granted. As a result, his options currently do not have any “spread” value.
(3)	The amount reported consists of two times the sum of Mr. Stuart’s annual salary.
(4)	The amount reported consists of two times the sum of Mr. Stuart’s annual bonus award of 75% of base salary.
(5)	The amount reported represents income attributable to the health care premiums paid by the Company with respect to Mr. Stuart’s participation in our employee benefit plans for a two year period.
(6)	The amount reported consists of two times the sum of Mr. Stuart’s annual car allowance.
(7)	Amount reported does not reflect any offset for amounts Mr. Stuart may be entitled to under our disability plans.

Mr. Walsh and Mr. Khichi

Mr. Walsh and Mr. Khichi were not covered by employment agreements at the end of fiscal 2009. However, their severance agreements, the 2007 PTS Holdings Corp. Stock Incentive Plan and the related stock option agreements provide for certain benefits to be paid to each of them if their employment terminates for one of the reasons described below. If the employment of Mr. Walsh or Mr. Khichi terminates due to death or disability, each will be entitled to accelerated vesting of the portion of their time options that would otherwise have vested within 12 months following a termination of employment (like the other Named Officers, they will not be entitled to any similar accelerated vesting for performance options and exit options).

If the employment of Mr. Walsh or Mr. Khichi was terminated by us without cause or by the executive for good reason, in each case at the end of fiscal 2009, each would have been entitled to a severance payment equal to one times the sum of their annual base salary and target annual bonus, payable in equal installments over the one period following the date of their termination of employment. Each would also be entitled to continued participation in our group health plans (to the extent the executives were receiving such coverage as of the termination date), at the same premium rates as may be charged from time to time for employees of Catalent generally, which coverage would be provided until the earlier of (x) the expiration of the one year period following the date of termination of employment and (y) the date the executive becomes eligible for coverage under group health plan(s) of any other employer. Each Named Officer is required to enter into a binding general release of claims as a condition to receiving most severance payments and benefits.

Under the stock option agreements entered into in connection with the 2007 PTS Holdings Corp. Stock Incentive Plan, if the employment of Mr. Walsh or Mr. Khichi is terminated by us without cause or by the Named Officer for good reason, he will be entitled to receive accelerated vesting of the portion of his time options that would otherwise have vested within 12 months following termination of employment (there is no similar accelerated vesting for performance options and exit options). At the end of fiscal 2009, each of Mr. Walsh and Mr. Khichi would have had a good reason to terminate employment if without their consent (a) there had been a substantial diminution in his position or duties or an adverse change in his reporting lines, (b) he was assigned duties that were materially inconsistent with his position, (c) his base salary had been reduced or other earned compensation was not paid when due, (d) our headquarters were relocated by more than 50 miles, or (e) he was not provided with the same annual bonus opportunity specified in his offer letter in each case, which was not cured within 30 days following our receipt of written notice from him describing the event constituting good reason.

In the event of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C., each of Mr. Walsh and Mr. Khichi will be entitled to full vesting of his time options. As with the other Named Officers, their exit options and performance options will not automatically become fully vested in connection with a change in control; however, the exit options and performance options may become vested in connection with the transaction if the applicable performance targets are attained. Mr. Walsh and Mr. Khichi are each subject to the restrictive covenants contained in the subscription agreement, which covenants are described in the “Description of Equity-Based Awards” section above.

The following table lists the estimated amounts that would become payable to Mr. Walsh and Mr. Khichi the circumstances described above assuming that the applicable triggering event occurred on June 30, 2009.

Triggering Event	Value of Non-Equity Incentive Compensation ($)	Value of Option Acceleration ($)(1)	Value of Severance Payment ($)(2)	Value of Continued Benefits Participation ($)(3)	Total ($)
Death or Disability
Matthew Walsh	—	—	—	—	—
Samrat S. Khichi	—	—	—	—	—

Termination by Us Without Cause or Termination by Executive for Good Reason
Matthew Walsh	—	—	865,725	7,743	873,468
Samrat S. Khichi	—	—	556,500	10,212	566,712

Change in Control
Matthew Walsh	—	—	—	—	—
Samrat S. Khichi	—	—	—	—	—

(1)	The board of directors of PTS Holdings Corp. has determined that there has been no appreciation in the fair market value of PTS Holdings Corp.’s common stock since Mr. Walsh’s and Mr. Khichi’s options were granted. As a result, their options currently do not have any “spread” value.
(2)	The amounts reported represent the sum of each executive’s annual base salary and target annual bonus.
(3)	The amount reported represents income attributable to the health care premiums paid by the Company with respect to Mr. Walsh’s and Mr. Khichi’s continued participation in our employee benefit plans for a one year period.

George Fotiades

In connection with Mr. Fotiades transition from interim President and Chief Executive Officer to his former position as the Chairman of the board of directors of both the Company and PTS Holdings Corp. effective March 17, 2009, Mr. Fotiades continues to be employed by PTS Holdings Corp. pursuant to the terms of his employment agreement with PTS Holdings Corp.

Under Mr. Fotiades’ employment agreement, he may become entitled to certain termination payments and benefits depending on the circumstances of his termination of employment. If during the term of Mr. Fotiades’ employment agreement, his employment is terminated by us without cause or by him for good reason or if we fail to renew his agreement at the end of its term, he will be entitled to receive (1) a cash payment equal to the sum of his then current base salary and his target annual bonus and (2) continued participation in our group health plans for up to one year. Any cash payment in respect of

Mr. Fotiades’ base salary and target annual bonus will be paid in equal monthly installments over a one-year period. In addition, pursuant to the terms of his option agreement, Mr. Fotiades will be entitled to full vesting of his time options upon a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and to accelerated vesting of the portion of his time options that would otherwise have vested within 12 months following his termination of employment by us without cause, by him for good reason, due to the non-renewal by us of his employment agreement or due to death or disability. Also, under the terms of his option agreement, unvested performance options may vest upon a change in control if a specified percentage of such options were vested prior to such date. Following his termination of employment by us without cause, by him for good reason, due to non-renewal by us of his employment agreement or due to death or disability, Mr. Fotiades will have the opportunity to become vested in any performance options and exit options that otherwise would have vested within 12 months of such termination of employment, only to the extent applicable goals have been attained. Subject to our cure rights, Mr. Fotiades would have had a good reason to terminate his employment if any of the following had occurred (a) a substantial diminution in his position or duties or an adverse change in his reporting lines, (b) he is assigned duties that are materially inconsistent with his position unless he is offered continued employment providing management-level management consulting and advisory services and continues to report directly to our board of directors or (c) his base salary is reduced or other earned compensation or benefits are not paid when due. Under his employment agreement, Mr. Fotiades must enter into a binding general release of claims as a condition to receiving any cash severance payment in respect to his base salary and target annual bonus and the continued payment of such amounts is contingent on his compliance with certain restrictive covenants.

The following table lists the benefits that would be triggered for Mr. Fotiades under the circumstances described above assuming that the applicable triggering event occurred on June 30, 2009.

Triggering Event	Value of Non-Equity Plan Compensation ($)	Value of Option Acceleration ($)(1)	Value of Severance Continuation ($)(2)	Value of Continued Benefits Participation ($)(3)	Total ($)
Death or Disability	—	—		—	—
Termination by Us Without Cause or by Mr. Fotiades for Good Reason		—	400,000	10,298	410,298
Change in Control	—	—	—	—	—

(1)	The board of directors of PTS Holdings Corp. has determined that there has been no appreciation in the fair market value of PTS Holdings Corp.’s common stock since Mr. Fotiades’ options were granted. As a result, his options currently do not have any “spread” value.
(2)	The amount reported consists of the sum of Mr. Fotiades’ annual salary and target bonus.
(3)	The amount reported represents income attributable to the health care premiums paid by the Company with respect to Mr. Fotiades’ continued participation in our employee benefit plans for a one year period.

John Lowry

Effective July 30, 2008, Mr. Lowry ceased serving as our President and Chief Executive Officer and a director of Catalent and, effective September 28, 2008, Mr. Lowry’s employment with Catalent terminated.

Catalent and Mr. Lowry entered into a separation agreement, dated September 26, 2008, in connection with his termination of employment. The separation agreement provides him with the same severance payments and benefits he was entitled to under his employment agreement and his stock option agreement entered into in connection with the 2007 PTS Holdings Corp. Stock Incentive Plan in connection with a termination by us without cause. In addition, we agreed to recommend to the board of directors of PTS Holdings Corp. that all of Mr. Lowry’s 1,172.836 shares of PTS Holdings Corp. be repurchased at a repurchase price of $1,000 per share for an aggregate repurchase price of $1,172,836. The separation agreement supersedes the terms of the employment agreement.

Subject to the terms of Mr. Lowry’s separation agreement, which include compliance with certain restrictive covenants, he is entitled to receive (1) a cash payment in the form of salary continuation for a two year period equal to two times the sum of his then-current base salary and his target annual bonus ($2,166,050), (2) continued participation (or after 18 months, reimbursement for the costs of participation on an after tax basis) in our group health plans for up to two years (the value of continued benefit participation is $21,354) and (3) accelerated vesting of the portion of his time options that would otherwise have vested within 12 months following his termination of employment. Mr. Lowry was not entitled to any similar accelerated vesting for his performance options or exit options.

Richard Yarwood

Effective July 31, 2009, Dr. Yarwood ceased serving as our Group President, Sterile Technologies and terminated employment with the Company and it subsidiaries.

In connection with his termination by us without cause, Dr. Yarwood will be paid an aggregate amount of $975,605 in severance, payable in equal monthly installments for a 24 month period following his termination date. The severance benefit consists of (1) continued payment for 24 months of his average monthly salary earned over the two years prior to his termination of employment ($871,500), (2) continued participation in our group life, disability, accident and medical plans for 24 months, (3) continued payment for 24 months of a car allowance ($43,160) and two times his annual pension allowance ($60,945). The pension allowance is incremental to the benefit required under Dr. Yarwood’s employment agreement. Accelerated vesting occurred on the portion of Dr. Yarwood’s time options that would otherwise have vested within 12 months following his termination of employment. Dr. Yarwood was not entitled to any similar accelerated vesting for his performance options or exit options.

The following table lists the benefits that would have been triggered for Dr. Yarwood assuming that the applicable triggering event occurred on June 30, 2009.

Triggering Event	Value of Non-Equity Plan Compensation ($)	Value of Option Acceleration(1) ($)	Value of Base Salary Continuation ($)(2)	Value of Continued Benefits Participation ($)(3)	Value of Continued Automobile Benefits ($)(4)	Total ($)(5)
Disability	—	—	871,500	—	—	871,500
Death	—	—	—	—	—	—
Termination by Us Without Cause, by Dr. Yarwood for Good Reason or Due to Our Non-Renewal	—	—	871,500	1,344	43,160	916,004
Change in Control	—	—	—	—	—	—

(1)	The board of directors of PTS Holdings Corp. has determined that there has been no appreciation in the fair market value of PTS Holdings Corp.’s common stock since Dr. Yarwood’s options were granted. As a result, his options currently do not have any “spread” value.
(2)	The amount reported consists of two times the sum of Dr. Yarwood’s annual salary.
(3)	The amount reported represents two times the income attributable to the annual medical premium paid by the Company.
(4)	The amount reported consists of two times Dr. Yarwood’s annual car allowance.
(5)	Amount reported does not reflect any offset for amounts Dr. Yarwood may be entitled to under our disability plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of PTS Holdings Corp.

PTS Holdings Corp. owns 100% of the limited liability company interests of PTS Intermediate Holdings LLC, which owns 100% of our issued and outstanding common stock.

The following table and accompanying footnotes set forth information with respect to the beneficial ownership of the common stock of PTS Holdings Corp. as of September 1, 2009 for (i) each individual or entity known by us to own beneficially more than 5% of the common stock of PTS Holdings Corp., (ii) each of our Named Executive Officers, (iii) each of our directors and (iv) all of directors and our executive officers as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent
Blackstone Funds(2)	1,053,979	99.15%
Stephen A. Schwarzman(2)	1,053,979	99.15%
Peter G. Peterson(2)	1,053,979	99.15%
John R. Chiminski(3)	100	*
John Lowry(4)	—	—
Matthew Walsh(5)	667	*
Samrat Khichi(5)	233	*
Thomas J. Stuart(5)	1,293	*
Richard Yarwood(5)	1,965	*
George L. Fotiades(5)	2,900	*
Peter Baird(5)	100	*
Paul Clark(5)	100	*
Chinh E. Chu(6)	—	—
Michael Dal Bello(7)	—	—
Bruce McEvoy(8)	—	—
Aleksandar Erdeljan(9)	400	—
All directors and executive officers as a group (18 persons)(10)	9,328	*

(*)	Less than 1%
(1)	Fractional shares beneficially owned have been rounded up to the nearest whole share.
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

(3)	Does not include 2,000 unvested non-voting restricted stock units granted to Mr. Chiminski on March 17, 2009 in connection with the commencement of his employment.
(4)	Effective July 30, 2008 John Lowry ceased serving as our President and Chief Executive Officer and a director of the Company and, effective September 28, 2008, Mr. Lowry’s employment with the Company terminated. Pursuant to Mr. Lowry’s separation agreement, the 1,172.836 shares of common stock of PTS Holdings Corp. previously purchased by Mr. Lowry were repurchased by PTS Holdings Corp. on November 8, 2008 at repurchase price of $1000 per share. In addition, Mr. Lowry’s vested time options to purchase 1,600 shares of common stock have expired since Mr. Lowry did not elect to exercise such options within 90 days of his termination date in accordance with the terms of his separation agreement.
(5)	Includes shares of common stock issuable upon exercise of each director’s and executive’s vested time options: Mr. Stuart (733); Dr. Yarwood (733), Mr. Khichi (133); Mr. Fotiades (800); Mr. Baird (100) and Mr. Clark (100).
(6)	Mr. Chu is a Senior Managing Director of Blackstone. Mr. Chu disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.
(7)	Mr. Dal Bello is a Principal of Blackstone. Mr. Dal Bello disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.
(8)	Mr. McEvoy is an Associate of Blackstone. Mr. McEvoy disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.
(9)	Mr. Erdeljan is a member of International Healthcare Partners LLC. Mr. Erdeljan disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.
(10)	Includes 3,686 shares of common stock issuable upon exercise of vested time options.

Equity Compensation Plan Information

The following table provides information for the fiscal year ended June 30, 2009 with respect to shares of PTS Holdings Corp. common stock that may be granted under the 2007 PTS Holdings Corp. Stock Incentive Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2) (a)	Weighted-average exercise price of outstanding options, warrants and rights(3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	63,850	$1,000.00	12,150

(1)	The 2007 PTS Holdings Corp. Stock Incentive Plan was approved by the Board of Directors of PTS Holdings Corp. on May 7, 2007.
(2)	All of the awards granted under the 2007 PTS Holdings Corp. Stock Incentive Plan are stock options, except for the 2,000 restricted stock units granted to Mr. Chiminski on March 17, 2009 in connection with the commencement of his employment.
(3)	The weighted-average exercise price does not take into account restricted stock unit awards, which by their nature do not have an exercise price.

See Note 14 of the Audited Consolidated and Combined Financial Statements for more information on the 2007 PTS Holdings Corp. Stock Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In addition, we are also party to certain other ordinary course agreements, which survived the Acquisition, with Cardinal and its subsidiaries pursuant to which we provide Cardinal, or Cardinal provides us, certain manufacturing, development and other services. Also, we purchase certain supplies from Cardinal.

Agreements with Our Parent Companies

BHP PTS Holdings L.L.C. Securityholders Agreement

In connection with the closing of the Acquisition and the related financings, BHP PTS Holdings L.L.C. entered into a Securityholders Agreement with the Investors. The BHP PTS Holdings L.L.C. Securityholders Agreement governs the economic and voting characteristics of the units representing limited liability company membership interests in BHP PTS Holdings L.L.C. (which owns all of the equity interests of Phoenix Charter LLC), including with respect to the election of our directors and the directors of our parent companies, restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions).

PTS Holdings Corp. Securityholders Agreement

Following the consummation of the Acquisition and related financings, PTS Holding Corp. issued shares of its common stock and granted stock option awards to certain officers, directors and key employees of the Company (collectively, “Executives”) pursuant to the 2007 PTS Holdings Corp. Stock Incentive Plan. As a condition to acquiring such shares of common stock and receiving such options, the Executives were required to become a party, or agree to become a party, to the securityholders agreement between PTS Holdings Corp., Blackstone PTS Holdings L.L.C. and Blackstone Healthcare Partners LLC. Under the securityholders agreement each party agrees, among other things, to elect or cause to be elected to the respective boards of directors of PTS Holdings Corp. and each of its subsidiaries such individuals as are designated by BHP PTS Holdings L.L.C. Each party also agrees to vote their shares in the manner in which BHP PTS Holdings L.L.C. directs in connection with amendments to PTS Holdings Corp.’s organizational documents (except for changes that would have a material adverse effect on the management of PTS Holdings Corp.), the merger, security exchange, combination or consolidation of PTS Holdings Corp. with any other person, the sale, lease or exchange of all or substantially all of the property and assets of PTS Holdings Corp. and its subsidiaries on a consolidated basis, and the reorganization, recapitalization, liquidation, dissolution or winding-up of PTS Holdings Corp. The securityholders agreement also includes certain restrictions on the transfer of shares, “tag along” and “drag along” rights, and rights of first refusal in favor of PTS Holdings Corp. See “Executive Compensation—Description of Stock Option Awards.”

Transaction and Advisory Fee Agreement

We and one or more of our parent companies entered into a transaction and advisory fee agreement with the affiliates of Blackstone and certain of the other Investors pursuant to which such entities or their affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of Blackstone and certain of the other Investors provide certain monitoring, advisory and consulting services to us for an aggregate annual management fee equal to the greater of $10 million or 3.0% of Consolidated Adjusted EBITDA (as defined in the senior secured credit agreement) for fiscal 2008, 2009 and each year thereafter. Affiliates of Blackstone and certain of the other Investors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of services pursuant to the agreement. In addition, pursuant to such agreement, the affiliates of the Investors also received a transaction fee of $34 million, which amount was included in the $38.0 million of estimated fees and expenses discussed under “Use of Proceeds,” in connection with services provided by Blackstone and its affiliates related to the Acquisition and related financings. The transaction and advisory fee agreement includes customary exculpation and indemnification provisions in favor of Blackstone and its affiliates.

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

Other Agreements and Relationships

Certain of our Softgel facilities purchase Gelatin and a Oral Technologies German subsidiary leases plant facilities, purchases other services and receives loans from time-to-time from a German company that is also the minority owner of our Oral Technologies German subsidiary.

Gerresheimer and Klöckner Pentaplast, which are affiliated with Blackstone, supply us with packaging materials, raw materials and other supplies used in our operations. Purchases from Gerresheimer and Klöckner Pentaplast were approximately $1 million and $4.6 million, respectively, for the fiscal year ended June 30, 2009. We believe that these transactions were entered into in the ordinary course of our business and were conducted on an arm’s length basis.

We have a participation agreement with CoreTrust Purchasing Group (“CPG”), which designates CPG as a supplier of an outsource service for indirect materials. We do not pay any fees to participate in this group arrangement, and we can terminate our participation at any time prior to the expiration of the agreement without penalty. The vendors separately pay fees to CPG for access to CPG’s consortium of customers. Blackstone entered into an agreement with CPG whereby Blackstone receives a portion of the gross fees vendors pay to CPG based on the volume of purchases made by us and other participants. Purchases from CPG totaled approximately $4.8 million for the fiscal year ended June 30, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by Ernst & Young for the audit of the Company’s annual financial statements for the years ended June 30, 2009 and June 30, 2008, and fees billed` for other services rendered by Ernst & Young during those periods.

	2009	2008
(in thousands)
Audit Fees	$3,230	$3,595
Audit-Related Fees	95	225
Tax Fees	1,680	341
All Other Fees	—	662

Total	$5,004	$4,823

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

1.	Audit services include audit work performed on the financial statements and internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

2.	Audit-Related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.	Tax services include all services, except those services specifically related to the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax analysis; assisting with coordination of execution of tax-related activities, primarily in the area of corporate development; supporting other tax-related regulatory requirements; tax planning; and tax compliance and reporting.

4.	All Other services are those services not captured in the audit, audit-related or tax categories.

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

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting. All of the services under the captions “Audit Fees”, “Audit-Related Fees”, “Tax Fees” and “All-Other Fees” in the table above were pre-approved by the Audit Committee.

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

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No.	Description
2.1	Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.01 to Cardinal Health’s Inc.’s Current Report on Form 8-K filed on April 16, 2007, File No. 1-11373)

2.2	Amendment No. 1, dated March 9, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.02 to Cardinal Health’s Inc.’s Current Report on Form 8-K filed on April 16, 2007, File No. 1-11373)

2.3	Amendment No. 2, dated April 10, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.03 to Cardinal Health’s Inc.’s Current Report on Form 8-K filed on April 16, 2007, File No. 1-11373)

2.4	Amendment No. 3, dated June 22, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.1.4 to Cardinal Health’s Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)

3.1	Amended and Restated Certificate of Incorporation of Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

3.2	Amended and Restated By-laws of Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.1	Senior Indenture dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc. and the Bank of New York (incorporated by reference to Exhibit 4.1 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.2	Senior Subordinated Indenture dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc. and the Bank of New York (incorporated by reference to Exhibit 4.2 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.3	Registration Rights Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Banc of America Securities LLC, Banc of America Securities Limited, Deutsche Bank Securities Inc., Deutsche Bank AG, London Branch, GE Capital Markets, Inc. and GE Corporate Finance Bank SAS (incorporated by reference to Exhibit 4.3 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.4	First Supplemental Indenture, dated as of July 3, 2008, to the Senior Indenture dated as of April 10, 2007, among Catalent US Holding I, LLC, Catalent US Holding II, LLC and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

4.5	First Supplemental Indenture, dated as of July 3, 2008, to the Senior Subordinated Indenture dated as of April 10, 2007, among Catalent US Holding I, LLC, Catalent US Holding II, LLC and The Bank of New York Mellon (incorporated by reference to Exhibit 4.5 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

Exhibit No.	Description
†10.1	Separation Agreement, dated September 26, 2008, between John Lowry and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

†10.2	Employment Agreement, dated April 19, 2007, between PTS Holdings Corp. and George L. Fotiades (incorporated by reference to Exhibit 10.2 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.3	Form of Non-Qualified Stock Option Agreement (George Fotiades) (incorporated by reference to Exhibit 10.23 to Catalent Pharma Solutions Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.4	Summary of Additional Compensation for George L. Fotiades (incorporated by reference to Item 5.02(c) of Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed August 4, 2008, File No. 333-147871)

†10.5	Consulting Agreement, dated May 10, 2007, between PTS Holdings Corp. and Aleksandar Erdeljan (incorporated by reference to Exhibit 10.3 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.6	Separation Agreement, dated July 24, 2009, between Richard J. Yarwood and Catalent Pharma Solutions, Inc.*

†10.7	Employment Agreement, dated June 9, 2008, between Thomas Stuart and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed June 11, 2008, File No. 333-147871)

†10.8	Offer Letter, dated August 27, 2007, between Samrat S. Khichi and Catalent Pharma Solutions, Inc.*

†10.9	Severance Agreement, dated January 11, 2008 between Samrat S. Khichi and Catalent Pharma Solutions, Inc.*

†10.10	Offer Letter, dated February 29, 2008, between Matthew Walsh and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2008, File No. 333-147871)

†10.11	Severance Agreement, dated February 29, 2008, between Matthew Walsh and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2008, File No. 333-147871)

10.12	Transaction and Advisory Fee Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Blackstone Management Partners V L.L.C., Genstar Capital LLC and Aisling Capital, LLC (incorporated by reference to Exhibit 10.10 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.13	Securityholders Agreement, dated as of May 7, 2007, among PTS Holdings Corp., Blackstone Healthcare Partners LLC, BHP PTS Holdings L.L.C. and the other parties thereto (incorporated by reference to Exhibit 10.11 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

†10.14	Form of Unit Subscription Agreement (incorporated by reference to Exhibit 10.12 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.15	Form of Management Equity Subscription Agreement (incorporated by reference to Exhibit 10.13 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.16	Form of Nonqualified Stock Option Agreement (executives) (incorporated by reference to Exhibit 10.14 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.17	Form of Nonqualified Stock Option Agreement (non-employee directors) (incorporated by reference to Exhibit 10.15 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.18	2007 PTS Holdings Corp. Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

Exhibit No.	Description
†10.19	Catalent Pharma Solutions, LLC Deferred Compensation Plan*

†10.20	First Amendment to the Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 17, 2009, File No. 333-147871)

†10.21	Second Amendment to the Catalent Pharma Solutions, LLC Deferred Compensation Plan*

†10.22	Form of Supplemental Benefit Plan for Key Employees of R.P. Scherer Corporation (incorporated by reference to Exhibit 10.18 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.23	Credit Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other Lenders as parties thereto (incorporated by reference to Exhibit 10.19 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.24	Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Herein and Morgan Stanley Senior Funding, Inc., (incorporated by reference to Exhibit 10.20 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.25	Security Agreement Supplement, dated as of July 1, 2008, to the Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Herein and Morgan Stanley Senior Funding Inc. (incorporated by reference to Exhibit 10.26 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

10.26	Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Herein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.27	Intellectual Property Security Agreement Supplement, dated as of July 1, 2008, to the Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Herein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.28 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

10.28	Guaranty, dated as of April 10, 2007, among PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Herein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.22 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.29	Guaranty Supplement, dated as of July 1, 2008, to the Guaranty, dated as of April 10, 2007, among PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Herein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.30 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

†10.30	Employment Agreement, dated February 23, 2009 by and among PTS Holdings Corp., Catalent Pharma Solutions, Inc. and John R. Chiminski (including Form of Restricted Stock Unit Agreement, Form of Nonqualified Stock Option Agreement and Form of Management Equity Subscription Agreement) (incorporated by reference to Exhibit 99.2 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K, filed on March 5, 2009, File No. 333-147871)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges*

21.1	List of Subsidiaries*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

Exhibit No.	Description
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Furnished herewith.
†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 28, 2009.

CATALENT PHARMA SOLUTIONS, INC.

By:	/s/ Samrat S. Khichi
Name:	Samrat S. Khichi
Title:	Senior Vice President,
General Counsel and Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ George L. Fotiades		September 28, 2009
George L. Fotiades	Chairman of the Board of Directors

/s/ John R. Chiminski		September 28, 2009
John R. Chiminski	President and Chief Executive Officer

/s/ Matthew M. Walsh		September 28, 2009
Matthew M. Walsh	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Chinh E. Chu		September 28, 2009
Chinh E. Chu	Director

/s/ Michael Dal Bello		September 28, 2009
Michael Dal Bello	Director

/s/ Bruce McEvoy		September 28, 2009
Bruce McEvoy	Director

/s/ Peter Baird		September 28, 2009
Peter Baird	Director

/s/ Aleksandar Erdeljan		September 28, 2009
Aleksandar Erdeljan	Director

/s/ Paul Clark		September 28, 2009
Paul Clark	Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.