Form 10-Q
period 2009-09-30
Catalent Pharma Solutions, Inc.
filed 2009-11-13
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 13, 2009, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

CATALENT PHARMA SOLUTIONS, INC.

PART I

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. We disclaim any duty to update any forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in the Catalent Pharma Solution Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and the following:

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions)

Unaudited

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Net revenue	$415.6	$417.1
Cost of products sold	310.4	326.0

Gross margin	105.2	91.1
Selling, general and administrative expenses	70.5	73.6
Impairment charges and loss/(gain) on sale of assets	244.0	0.1
Restructuring and other special items	2.6	2.6

Operating earnings (loss)	(211.9)	14.8
Interest expense, net	40.6	48.3
Other (income)/expense, net	30.6	(46.2)

Earnings/(loss) from continuing operations before income taxes	(283.1)	12.7
Income tax expense/(benefit)	(10.6)	(7.3)

Earnings/(loss) from continuing operations	(272.5)	20.0
Loss from discontinued operations	(1.0)	(3.5)

Net earnings/(loss)	(273.5)	16.5
Less: Net earnings (loss) attributable to noncontrolling interest	(1.8)	(1.8)

Net earnings/(loss) attributable to Catalent	$(271.7)	$18.3

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except shares)

Unaudited

	September 30, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$70.0	$63.9
Trade receivables, net	250.5	252.4
Inventories, net	179.7	182.0
Prepaid expenses and other	92.8	89.5
Assets held for sale	18.1	18.2

Total current assets	611.1	606.0
Property and equipment, net	800.0	810.4
Other assets:
Goodwill	895.8	1,082.7
Other intangibles, net	355.7	396.5
Deferred income taxes	189.4	184.4
Other	49.1	51.8

Total assets	$2,901.1	$3,131.8

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$48.3	$64.2
Accounts payable	115.9	127.0
Other accrued liabilities	226.7	192.7
Liabilities held for sale	6.2	6.2

Total current liabilities	397.1	390.1
Long-term obligations, less current portion	2,306.1	2,283.1
Pension liability	104.9	104.7
Deferred income taxes	238.8	236.6
Other liabilities	39.4	36.8
Commitments and contingencies (see Note 13)
Shareholder’s equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—
Additional paid in capital	1,069.9	1,071.0
Accumulated deficit	(1,269.8)	(998.1)
Accumulated other comprehensive income	13.3	4.5

Total Catalent shareholder’s equity	(186.6)	77.4

Noncontrolling interest	1.4	3.1

Total equity	(185.2)	80.5

Total liabilities and equity	$2,901.1	$3,131.8

The accompanying notes are an integral part of these consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholder’s Equity

(in millions)

Unaudited

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Non controlling interest	Total Equity
Balance at June 30, 2009	$—	$1,071.0	$(998.1)	$4.5	$3.1	$80.5
Comprehensive income/(loss):
Net loss			(271.7)		(1.8)
Foreign currency translation adjustments, net of tax				18.6	0.1
Change in unrealized gain/(loss) on derivatives, net of tax				(9.8)
Total comprehensive loss						(264.6)
Equity compensation (reversal)		(1.1)				(1.1)

Balance at September 30, 2009	$—	$1,069.9	$(1,269.8)	$13.3	$1.4	$(185.2)

The accompanying notes are an integral part of this consolidated financial statement

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

Unaudited

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings / (loss)	$(273.5)	$16.5
Loss from discontinued operations	(1.0)	(3.5)

Earnings / (loss) from continuing operations	(272.5)	20.0
Adjustments to reconcile earnings/(loss) from continued operations to net cash from operations
Depreciation and amortization	32.4	38.2
Unrealized foreign currency transaction (gains)/ losses, net	27.7	(52.0)
Amortization of debt financing costs	2.4	2.4
Asset impairments and (gain)/loss on sale of assets	244.0	(0.1)
Equity compensation	(1.1)	1.4
Benefit for deferred income taxes	(3.7)	(9.9)
Provisions for bad debts and inventory	3.2	3.5
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	4.9	23.6
Decrease/(increase) in inventories	3.4	(3.3)
(Decrease)/increase in accounts payable	(13.4)	(23.7)
Other accrued liabilities and operating items, net	21.2	14.0

Net cash provided by operating activities from continuing operations	48.5	14.1

Net cash provided by (used in) operating activities from discontinued operations	(0.2)	0.7

Net cash provided by (used in) operating activities	48.3	14.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	0.9
Additions to property and equipment	(21.1)	(15.8)

Net cash used in investing activities from continuing operations	(21.1)	(14.9)
Net cash used in investing activities from discontinuing operations	—	(0.4)

Net cash used in investing activities	(21.1)	(15.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(1.6)	1.3
Repayments in revolver credit facility	(15.0)	(25.0)
Borrowings from revolver credit facility	—	25.0
Repayments in long-term obligations	(5.8)	(5.5)

Net cash (used in) provided by financing activities from continuing operations	(22.4)	(4.2)
Net cash (used in) provided by from discontinued operations	—	—

Net cash (used in) provided by financing activities	(22.4)	(4.2)

Effect of foreign currency	1.3	(4.3)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	6.1	(9.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63.9	72.4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70.0	$63.4

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$17.4	$24.4
Taxes paid	$3.9	$3.7

The accompanying notes are an integral part of these consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in millions, except shares)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Catalent Pharma Solutions, Inc. (“Catalent” or the “Company”) is a direct wholly-owned subsidiary of PTS Intermediate Holdings LLC (“Intermediate Holdings”). Intermediate Holdings is a direct wholly-owned subsidiary of PTS Holdings Corp. (“Parent”) and Parent is 100% owned by Phoenix Charter LLC (“Phoenix”) and certain members of the Company’s senior management. Phoenix is wholly-owned by BHP PTS Holdings L.L.C., an entity controlled by affiliates of The Blackstone Group (“Blackstone”), a global private investment and advisory firm.

During the first fiscal quarter ended September 30, 2009, the Company announced the formation of a new business unit: Development and Clinical Services. By bringing together parts of our existing business that provide services to pharmaceutical and biotech companies and others that conduct drug and vaccine R&D, we believe that leveraging the natural synergies and relationships that exist amount these services will help accelerate our growth. The re-organization resulted in certain clinical service business being moved out of the Packaging Segment and into Development and Clinical Services, certain analytical and regulatory service businesses being moved out of the Sterile Technology Segment and into Development and Clinical Services. There were no other changes to our reporting segments. As required by Accounting Standard Codification (“ASC”) 350- Goodwill – Intangible and Other Assets, (“ASC 350”), as a result of the new business unit structure, we performed the required evaluation of goodwill and intangible asset tests for recoverability.

Basis of Presentation

The accompanying consolidated financial statements are unaudited and should be read in conjunction with the Company’s audited consolidated and combined financial statements and related notes contained in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2009. In the opinion of management, all adjustments necessary for a fair presentation have been included. Except as disclosed elsewhere in this interim report, all adjustments are of normal recurring nature. The results reported in these Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year.

These unaudited condensed financial statements include the accounts of the Company and all of its subsidiaries. All inter-company transactions have been eliminated.

Use of Estimates

The preparation of financial statements are in conformity with generally accepted accounting principles (“GAAP”) in the United States which requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset impairment, equity-based compensation, income taxes, derivative financial instruments, self insurance accruals, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts.

Goodwill

The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with Accounting Standard Codification (“ASC”) 350- Goodwill – Intangible and Other Assets, (“ASC 350”). Under ASC 350, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize and comparative market information. Goodwill and other indefinite-lived intangible assets are tested for impairment and written down to fair value, in accordance with ASC 350. The Company’s impairment analysis is primarily based on a discounted cash flow analysis and incorporates assumptions that it believes marketplace participants would utilize. The discount rate used for impairment testing is based on the risk-free rate plus an adjustment for market and company-specific risk factors. The use of alternative estimates, or adjusting the discount rate used could affect the estimated fair value of the assets and potentially result in more or less impairment. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company performed an interim impairment analysis during the quarter ended September 30, 2009, which indicated that the carrying value of the net assets of the Packing Services reporting unit and Sterile Blow-Fill-Seal reporting unit exceeded its estimated fair value. During the first quarter of fiscal 2010, as a result of its interim impairment analyses, the Company recorded impairment changes related to goodwill. See Note 3 to the unaudited Consolidated Financial Statements for further discussion.

Property and Equipment and Other Definite Lived Intangible Assets

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360 – Property, Plant and Equipment (“ASC 360”). This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Statements of Operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arms length transactions. As a result of recording the goodwill impairment in fiscal 2010, the Company completed a review of property and equipment and other definite-lived intangible assets under ASC 360 for recoverability and recorded impairment charges to other definite-lived intangible assets and property and equipment. See Note 4 and Note 14 to the unaudited Consolidated Financial Statements for further discussion.

Recent Financial Accounting Standards

As of September 30, 2009, we adopted, for all periods presented, the provisions of ASC 810-10-45 Consolidation, which applies to noncontrolling interests. The new standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, previously referred to as minority interest. While the accounting provisions are being applied prospectively beginning with fiscal years and interim periods beginning after December 15, 2008, the presentation and disclosure requirements have been applied retrospectively. Upon adoption, the Company reclassified minority interests in its consolidated balance sheet from other noncurrent liabilities to noncontrolling interest in the equity section. Additionally, the Company changed the way noncontrolling interests are presented within the consolidated statement of operations such that the statement of operations reflects results attributable to both the Company’s interests and noncontrolling interests. The results attributable to the Company’s interests did not change upon adoption.

As of July 1, 2009, the company adopted a new accounting standard related to collaborative arrangements, which was required to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of this new standard did not result in a change to the company’s historical consolidated financial statements.

As of July 1, 2009, we adopted ASC 350-30, Determination of the Useful Life of Intangible Assets. ASC 350-30 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Among other things, in the absence of historical experience, an entity will be required to consider assumptions used by market participants. The adoption of ASC 350-30 did not impact our consolidated financial statements.

In July 2009, ASC 105, The “FASB Accounting Standards CodificationTM ” and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”) was issued. ASC 105 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not have an impact on the financial position or operating results.

In June 2009, the FAS issued ASC 810 Consolidation, which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by the previously issued FASB Interpretation No. 46(R), Consolidation of variable Interest Entities- An Interpretation of ARB No. 51. Additionally, ASC 810 requires on going reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt the relevant provisions of ASC 810 in fiscal 2011 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to conform the prior periods consolidated financial statements and notes to the current period presentation, including reclassifications related to the Company’s new reporting segment structure and the adoption of ASC 810-10-45 Consolidation

2.	DISCONTINUED OPERATIONS

As of and for the quarter ended September 30, 2009, the North Raleigh, North Carolina facility was classified as held for sale on the Company’s balance sheet and included in discontinued operations on the Company’s Statement of Operations and Cash Flows for all periods presented. Also included in the Consolidated Statement of Operations for the three months ended September 30, 2008 are the results of the Company’s former facility based in Osny, France, which was sold March 30, 2009.

Summarized Consolidated Statements of Operations data for these discontinued operations are as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
(in millions)
Net revenues	$5.6	$8.2

Loss before income taxes	(1.0)	(5.7)
Income tax expense (benefit)	—	2.2

Loss from discontinued operations, net of tax	$(1.0)	$(3.5)

The balance sheet data for these discontinued operations is as follows:

	September 30, 2009	June 30, 2009
(in millions)
Assets held for sale
Current assets	$4.1	$4.9
Property and equipment	14.0	13.3

Total assets held for sale	$18.1	$18.2

Liabilities held for sale
Current liabilities	$6.2	$6.2
Other liabilities	—	—

Total liabilities held for sale	$6.2	$6.2

3.	GOODWILL

The following table summarizes the changes between June 30, 2009 and September 30, 2009 in the carrying amount of goodwill in total and by reporting segment:

(in millions)	Oral Technologies	Sterile Technologies	Packaging Services	Development and Clinical Services	Total
Balance at June 30, 2009	$867.1	$158.3	$32.0	$25.3	$1,082.7
Foreign currency translation adjustments	3.3	—	0.4	0.1	3.8
Impairments	—	(158.3)	(32.4)	—	(190.7)

Balance at September 30, 2009	$870.4	$—	$—	$25.4	$895.8

In connection with ASC 350, Goodwill – Intangible and Other Assets (“ASC 350”) the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. The Company uses comparative market information and other factors to corroborate the discounted cash flow results.

Due to the declining revenue and cash flows in the Sterile Blow-Fill-Seal reporting unit, the Company concluded that potential goodwill impairment indicators existed as of September 30, 2009. As a result, the Company performed an interim goodwill impairment analysis as of September 30, 2009 in accordance with ASC 350. The Company’s initial impairment analysis under step one of ASC 350 indicated that the carrying value of the net assets of the Sterile Blow-Fill-Seal reporting unit exceeded its estimated fair value. As a result, the Company was required to complete the goodwill impairment test under step two of ASC 350 to determine the amount, if any, of goodwill impairment charges to be recorded by the Company. Step two of ASC 350 required the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill. The Company concluded that its carrying value exceeded the fair value at September 30, 2009 and recorded a non-cash goodwill impairment charge of $158.3 million.

In addition, in connection with our re-organization, certain components were moved out of the Packaging reporting unit and into the Development and Clinical Services Unit. This re-organization resulted in the company allocating a relative fair value of the goodwill associated with the Packaging reporting unit to the new unit and resulted in the requirement to perform an impairment assessment on the assets which remained in the Packaging reporting unit.

Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying value of the Packaging Services reporting unit exceeded the estimated fair value at September 30, 2009. As a result, the Company has identified an impairment of goodwill and recorded a non-cash charge of $32.4 million related to the Packaging Services reporting unit in the September 30, 2009 Consolidated Statements of Operations. Impairment charges are recorded within the Consolidated Statements of Operations as Impairment charges and (gain)/loss on sale of assets.

4.	OTHER INTANGIBLE ASSETS

Other intangible assets with definite lives are being amortized using the straight-line method over periods that range from twelve to twenty years. The details of other intangible assets subject to amortization by class as of September 30, 2009 and June 30, 2009, are as follows:

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
September 30, 2009
Amortized intangibles:
Core technology	20.0 years	$148.8	$(18.7)	$130.1
Customer relationships	12.0 years	66.9	(27.8)	39.1
Product relationships	12.0 years	235.8	(49.3)	186.5

Total amortized intangible assets		$451.5	$(95.8)	$355.7

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2009
Amortized intangibles:
Core technology	20.0 years	$146.8	$(16.6)	$130.2
Customer relationships	12.0 years	99.8	(25.9)	73.9
Product relationships	12.0 years	237.0	(44.6)	192.4

Total amortized intangible assets		$483.6	$(87.1)	$396.5

Amortization expense for the three months ended September 30, 2009 was approximately $8.7 million and for the three months ended September 30, 2008, was approximately $10.2 million. Amortization expense is estimated to be:

(in millions)	Remainder fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014
Amortization expense	$23.6	$31.4	$31.4	$31.4	$31.4

In conjunction with the goodwill impairment identified in the first quarter of fiscal 2010, the Company completed its review of the impairment of other definite-lived intangible assets under ASC 350 within the Packaging Services segment and recorded a non-cash charge to other definite-lived intangible assets impairments of $13.9 million on the Statement of Operations relating to customer relationship intangible assets. In addition, during three months ended September 30, 2009, the Company made a determination that certain other definite-lived intangible assets within the Sterile Technologies segment had become impaired and recorded a non-cash charge of $18.9 million as a result of unfavorable business performance during fiscal 2010. Impairment charges are recorded within the Consolidated Statements of Operations as Impairment charges and loss/(gain) on sale of asset.

5.	FAIR VALUE MEASUREMENTS

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges for financial reporting purposes is recorded in Accumulated Other Comprehensive Income on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended September 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of September 30, 2009, the Company had two outstanding interest rate derivatives with a combined $460.0 million notional value of instruments which were designated for accounting purposes as cash flow hedges of interest rate risk. In addition, the Company has two forward starting interest rate swaps that become effective on June 30, 2010. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $19.8 million will be reclassified as an increase to interest expense.

Non-designated Hedges of Interest Rate Risk

Derivatives not designated as hedges for financial reporting purposes are not speculative and are used to manage the Company’s economic exposure to interest rate movements but, as of September 30, 2009, do not meet the strict hedge accounting requirements for financial reporting purposes of ASC 815 Derivatives and Hedging. Changes in the fair value of derivatives not designated as a hedge for financial accounting purposes are recorded directly into earnings as other expense. As of September 30, 2009, the Company had the following outstanding derivatives that were not designated for accounting purposes as hedges in qualifying hedging relationships:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	2	€115,000,000 accreting to €240,000,000 on June 2010 through maturity on June 2013

Interest Rate Swaps	1	¥2,625,000,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2009.

	Fair Values of Derivative Instruments
	Asset Derivatives As of September 30, 2009		Liability Derivatives As of September 30, 2009
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other assets	$—	Other accrued liabilities	$29.1
Total derivatives designated as hedging instruments under ASC 815:		$—		$29.1
Derivatives not designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other assets	$—	Other accrued liabilities	$12.0
Total derivatives not designated as hedging instruments under ASC 815:		$—		$12.0

The tables below present the effect of the Company’s derivative financial instruments on the Income Statement for the fiscal quarter ended September 30, 2009.

(in millions)	The Effect of Derivative Instruments on the Statement of Earnings for the Three Months Ended September 30, 2009
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended September 30, 2009:
Interest Rate Swaps	$(14.9)	Interest expense, net	$(5.4)	Other income/expense	$(0.4)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Three Months Ended September 30, 2009:
Interest Rate Swaps	Other income/expense	$(3.4)

The Company adopted ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The statement establishes a three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described in the table below with level 1 having the highest priority and level 3 having the lowest.

Fair value under ASC 820 is principally applied to financial assets and liabilities such as derivative instruments consisting of interest rate swaps. The following table provides a summary of financial assets and liabilities that are measured at fair value as of September 30, 2009:

	Fair Value Measurements using:
(in millions)	Total	Level 1	Level 2	Level 3
Assets
Interest rate swaps	$—	$—	$—	$—

Liabilities
Interest rate swaps	$(41.2)	$—	$(41.2)	$—

(a)	Level 1 – Based on quoted market prices in active markets.

(b)	Level 2 – Based on observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(c)	Level 3 – Based on unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The Company uses interest rate swaps to manage interest rates on its variable rate long-term debt obligations. The carrying amounts of cash and equivalents, trade receivables, inventories, accounts payable, and other assets and accrued liabilities at September 30, 2009 approximate their fair value because of the short-term maturity of these items.

6.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following at September 30, 2009 and June 30, 2009:

(in millions)	Maturity	September 30, 2009	June 30, 2009
Senior Secured Credit Facilities
Term loan facility Dollar-denominated	April 2014	$1,036.2	$1,038.8
Term loan facility Euro-denominated	April 2014	379.5	365.4
9 1/2 % Senior Toggle Notes	April 2015	565.0	565.0
9 3/4 % Senior Subordinated Euro-denominated Notes	April 2017	315.7	303.2
Revolving Credit Agreement ($350 million facility)	April 2013	21.0	36.0
Other Obligations		37.0	38.9

Total		2,354.4	2,347.3
Less: current portion and other short-term borrowings		48.3	64.2

Long-term obligations, less current portion short-term borrowings		$2,306.1	$2,283.1

The Company has the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its Senior Toggle Notes in lieu of making cash interest payments. While the Company has sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company elected to do so for the October 15, 2009 interest payment date as an efficient and cost-effective method to further enhance liquidity in light of the substantial dislocation in the financial markets. The Company must make an election regarding whether subsequent interest payments will be made entirely in cash, entirely through PIK interest or 50% in cash and 50% in PIK interest not later than the start of the applicable interest period.

With respect to the interest that was due on such notes on the October 15, 2009 interest payment date, the Company made such interest payment by using the PIK feature of the Senior Toggle Notes at the PIK interest rate of 10.25% instead of paying interest in cash. The entire PIK interest election is now the default election for future interest periods unless the Company elects otherwise prior to the beginning of any future interest period.

The Company also uses interest rate swaps to manage the economic effect of variable interest obligations associated with floating term loans so that the interest payable effectively becomes fixed at a certain rate, thereby reducing the interest rate changes on interest expense. As of September 30, 2009, the Company had seven interest rate swap agreements, including three forward starting interest rate swaps that have the economic effect of modifying the variable interest obligations associated with our floating rate loans, inclusive of both our term loans and other floating rate loans, due in May 2013 and April 2014. These agreements include four U.S. dollar-denominated, two Euro-denominated and one Yen-denominated interest rate swap agreements.

7.	INCOME TAXES

The Company’s benefit for income taxes relative to earnings/(loss) from continuing operations before income taxes and noncontrolling interest was a benefit of 3.7% for the three months ended September 30, 2009, as compared to a benefit of 57.5% for the three months ended September 30, 2008. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. The benefit for the three months ended September 30, 2009 includes the tax impact of asset impairments that were recorded during the quarter. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as Germany, the United Kingdom and France. With few exceptions, we are no longer subject to non-U.S. income tax examinations for years prior to 2001. Under the terms of the purchase agreement related to the Acquisition, the Company is indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of September 30, 2009, approximately $12.7 million of unrecognized tax benefits and related interest is subject to indemnification by Cardinal.

In June 2006, the Financial Accounting Standards Board issued ASC 740, “Accounting for Uncertainty in Income Taxes”, (“ASC 740”) which is an interpretation of ASC 740, “Accounting for Income Taxes”. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with ASC 740. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company adopted the provisions of ASC 740 on July 1, 2007. As a result, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of September 30, 2009, the Company had a total of $39.1 million of unrecognized tax benefits. Of this amount, $38.3 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expenses. As of September 30, 2009, the Company has approximately $0.8 million of accrued interest related to uncertain tax positions.

8.	FINANCIAL INSTRUMENTS

Interest Rate Risk

As of September 30, 2009, the market values of the interest rate swaps were $41.2 million as a liability, which is included in other accrued liabilities on the Consolidated Balance Sheet. During three months ended September 30, 2009, the Company recorded a non-cash loss of $3.4 million related to its Euro and Yen denominated interest rate swaps to other (income) expense, net as these hedges were effective economic hedges but not designated as effective hedges for financial reporting purposes.

The following table shows the notional amount hedged and the value of the interest rate swap contracts outstanding and effective hedges against the current debt at September 30, 2009 and June 30, 2009 included in other assets or liabilities.

(in millions)		September 30, 2009	June 30, 2009
Interest rate swaps – cash flow hedges:
Notional amount – LIBOR interest rate swap	Matures June 30, 2010	$460.0	$460.0
Notional amount – EURIBOR interest rate swap(1)	Matures June 30, 2010	168.5	161.8
Notional amount – TIBOR interest rate swap(2)	Matures May 15, 2013	31.4	29.4
Assets – EURIBOR interest rate swap		—	—
Liabilities – LIBOR interest rate swap		29.1	19.4
Liabilities – EURIBOR interest rate swap		11.5	8.1
Liabilities – TIBOR interest rate swap		0.6	0.6

(1)	The notional amount of the EURIBOR interest rate swap was 115.0 million Euros as of September 30, 2009 and June 30, 2009.
(2)	The notional amount of TIBOR interest rate swap was 2.6 billion and 2.8 billion Yen as of September 30, 2009 and June 30, 2009, respectively.

Fair Value of Financial Instruments

The fair value of financial instruments is by reference to market values derived from trading on a national securities exchange or an over-the-counter market. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The carrying amounts of cash and equivalents, trade receivables, accounts payable, notes payable-banks, other short-term borrowings and other accrued liabilities at September 30, 2009 and June 30, 2009 approximate their fair value because of the short-term maturities of these items.

The carrying amounts and the estimated fair values of other financial instruments as of September 30, 2009 and June 30, 2009, are as follows:

	September 30, 2009		June 30, 2009
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,354.4	$2,021.6	$2,347.3	$1,572.7
EURIBOR interest rate swap	11.5	11.5	8.1	8.1
LIBOR interest rate swap	29.1	29.1	19.4	19.4
TIBOR interest rate swap	0.6	0.6	0.6	0.6

The fair values are based on quoted market prices for the same or similar instruments and/or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

9.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of the Company’s net periodic benefit costs are as follows:

(in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Components of net periodic benefit cost:
Service cost	$0.6	$0.5
Interest cost	3.5	3.8
Expected return on plan assets	(2.2)	(2.6)
Amortization (1)	0.4	(0.2)
Curtailment (Gain)/Loss	—	—

Net amount recognized	$2.3	$1.5

(1)	Amount represents the amortization of unrecognized actuarial gains.

10.	RELATED PARTY TRANSACTIONS

Advisor Transaction and Management Fees—In connection with the Acquisition, the Successor entered into a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investor’s investment in Phoenix.

The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the three months ended September 30, 2009, approximately $2.5 million of this accrued fee was expensed in selling, general and administrative expenses in the statement of operations.

11.	COMPREHENSIVE INCOME/(LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) for the three months ended September 30, 2009 and September 30, 2008 are as follows:

(in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Net income/(loss) before allocation to noncontrolling interest	$(271.7)	$18.3
Other comprehensive income/(losses):
Foreign currency translation adjustments	18.6	(121.1)
Change in unrealized gain/ (loss) on derivatives	(9.8)	2.1

Total other comprehensive income/(loss)	$8.8	$(119.0)

Total comprehensive income/(loss) before allocation to noncontrolling interest	(262.9)	(100.7)
Less: Comprehensive income/(loss) attributable to noncontrolling interest	(1.7)	(2.2)

Comprehensive loss attributable to Catalent	$(264.6)	$(102.9)

Accumulated other comprehensive income/(loss) consists of:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Pension Liability Adjustments	Other Comprehensive Income/(Loss)
Balance at June 30, 2009	$49.4	$(23.0)	$(21.9)	$4.5
Activity, net of tax	18.6	(9.8)	—	8.8

Balance at September 30, 2009	$68.0	$(32.8)	$(21.9)	$13.3

12.	EQUITY BASED COMPENSATION

The Company has an equity-based compensation plan outstanding as of September 30, 2009. The plan is described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. During first quarter of fiscal 2010, the Company recorded a cumulative adjustment to compensation expense to reflect the reversal of expense previously recognized for certain performance-based stock options that are no longer likely to vest in accordance with the terms of the plan. The vesting of performance-based shares is based on the Company’s specific targets set by our board of directors for the participants in the plan.

The following table summarizes the impact of the equity-based compensation recorded in the Company’s Statement of Operations:

(in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Stock compensation expense in selling, general and administrative	$(1.1)	$1.4

The activity of the equity-based compensation program for the three months ended September 30, 2009 is presented below:

	Time Based Awards	Performance Based Awards	Market Based Awards
(in dollars)	Number of Shares	Number of Shares	Number of Shares
Balance at June 30, 2009	26,047	17,155	24,648
Granted	—	—	—
Exercised	—	—	—
Forfeited	(1,634)	(1,833)	(1,834)

Balance at September 30, 2009	24,413	15,322	22,814

In addition to nonqualified stock options at the three months ended September 30, 2009, the Company had outstanding 2,000 Restricted Stock Units (“RSU”) with respect to compensation for a participant to receive shares of common stock equal to the units vested upon settlement.

13.	COMMITMENTS AND CONTINGENCIES

The Company, along with several pharmaceutical companies, has been currently named in sixty-five civil lawsuits by those purportedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including making a determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

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

During the three months ended September 30, 2009, the Company completed an interim goodwill impairment assessment under ASC 350, which resulted in a non-cash charge to goodwill impairment on the Consolidated Statements of Operations. In conjunction with the goodwill impairment, the Company completed the required review of long-lived assets under ASC 360 within the Packaging Services segment to test for recoverability and recorded a non-cash charge of $20.5 million. Impairment charges are recorded within the Consolidated Statements of Operations as impairment charges and gain/(loss) on sale of assets.

15.	SEGMENT INFORMATION

During the first quarter of fiscal 2010, the Company introduced the formation of a new business unit: Development and Clinical Services. The Development and Clinical Services segment provides services to pharmaceutical and biotech companies and others that conduct drug and vaccine R&D. This new business unit resulted in new reporting segments as determined in accordance with ASC 280 Segment Reporting, and our future reporting unit structure, as determined by ASC 350 Intangibles – Goodwill and Other.

The Company conducts its business within the following four segments: Oral Technologies, Sterile Technologies, Packaging Services and Development and Clinical Services. The Company evaluates the performance of its segments based on segment earnings before noncontrolling interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”). EBITDA is defined as consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense, noncontrolling interest and depreciation and amortization. The Company’s presentation of Segment EBITDA and EBITDA may not be comparable to similarly-titled measures used by other companies.

The following tables include net revenue and EBITDA during the three months ended September 30, 2009:

(in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Oral Technologies
Net revenue	$234.5	$237.2
Segment EBITDA	47.6	44.1
Sterile Technologies
Net revenue	61.5	58.7
Segment EBITDA	10.5	10.2
Packaging Services
Net revenue	89.2	95.2
Segment EBITDA	5.6	4.1
Development and Clinical Services
Net revenue	40.4	37.6
Segment EBITDA	5.8	2.0

Inter-segment revenue elimination	(10.0)	(11.6)
Unallocated Costs(1)	(277.8)	40.6

Combined Total
Net revenue	415.6	417.1
EBITDA from continuing operations	$(208.3)	$101.0

(1)	Unallocated costs include special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Impairment charges and gain/(loss) on sale of assets	$(244.0)	$(0.1)
Equity compensation	1.1	(1.4)
Restructuring and other special items	(2.6)	(2.6)
Transitional costs	(1.2)	—
Sponsor advisory fee	(2.5)	(2.5)
Noncontrolling interest	1.8	1.8
Other income (expense), net	(30.6)	46.2
Non-allocated corporate costs, net	0.2	(0.8)

Total unallocated costs	$(277.8)	$40.6

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA:

(in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Earnings/(loss) from continuing operations	$(272.5)	$20.0
Depreciation and amortization	32.4	38.2
Interest expense, net	40.6	48.3
Income tax benefit/(expense)	(10.6)	(7.3)
Noncontrolling interest	1.8	1.8

EBITDA	$(208.3)	$101.0

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(in millions)	September 30, 2009	June 30, 2009
Assets
Oral Technologies	$2,216.2	$2,206.1
Sterile Technologies	272.1	429.1
Packaging Services	471.3	556.0
Development and Clinical Services	146.4	121.5
Corporate and eliminations	(223.0)	(199.1)
Assets held for sale	18.1	18.2

Total assets	$2,901.1	$3,131.8

16.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at September 30, 2009 and June 30, 2009, are detailed in the following tables.

Inventories

Work-in-process and finished goods inventories include raw materials, labor and overhead. Inventories consisted of the following:

(in millions)	September 30, 2009	June 30, 2009
Raw materials and supplies	$112.7	$105.3
Work-in-process	25.3	23.9
Finished goods	62.6	72.5

Total inventory, gross	200.6	201.7
Inventory reserves	(20.9)	(19.7)

Total inventory, net	$179.7	$182.0

Prepaid and other assets

Prepaid and other assets consist of the following:

(in millions)	September 30, 2009	June 30, 2009
Prepaid expenses	$27.0	$18.2
Spare parts supplies	13.7	12.1
Deferred taxes	18.7	15.7
Other current assets	33.4	43.5

Total prepaid and other assets	$92.8	$89.5

Property and equipment

Property and equipment consists of the following:

(in millions)	September 30, 2009	June 30, 2009
Land, buildings and improvements	$403.9	$403.9
Machinery and equipment	534.3	536.4
Furniture and fixtures	9.8	10.0
Construction in progress	58.5	56.8

Property and equipment, at cost	1,006.5	1,007.1
Accumulated depreciation	(206.5)	(196.7)

Property and equipment, net	$800.0	$810.4

Other assets

Other assets consist of the following:

(in millions)	September 30, 2009	June 30, 2009
Deferred long term debt financing costs	$40.0	$42.4
Other	9.1	9.4

Total other assets	$49.1	$51.8

Other accrued liabilities

Other accrued liabilities consist of the following:

(in millions)	September 30, 2009	June 30, 2009
Accrued employee-related expenses	$58.5	$64.8
Restructuring accrual	4.8	4.8
Deferred income tax	17.0	16.2
Accrued interest	40.9	19.0
Interest rate swaps	41.2	28.1
Other accrued liabilities and expenses	64.3	59.8

Total other accrued liabilities	$226.7	$192.7

17.	SUBSEQUENT EVENTS

On November 13, 2009, Catalent entered into and consummated an agreement to sell its North Raleigh, North Carolina sterile injectables facility to a third party. As of and for the quarter ended September 30, 2009, the North Raleigh, North Carolina facility was classified as held for sale on the Company’s balance sheet and included in discontinued operations on the Company’s Statement of Operations and Cash Flows for all periods presented.

On November 6, 2009, the Company announced its plans to wind down the operations of its UK softgel site by December 2011. The Company intends to transfer production of customer products to other softgel facilities. We anticipate these actions may result in employee related costs, production and machinery transfer costs as well as other costs. The Company continues to finalize the estimate of costs to be incurred, which are not expected to be material to the Company’s consolidated financial position or results of operations.

In the preparation of its consolidated financial statements, Catalent completed an evaluation of the impact of any subsequent events through November 13, 2009, the date these financial statements were issued, and determined there were no subsequent events requiring disclosure in or adjustment to these financial statements.

18.	GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS

All obligations under the senior secured credit agreement, the Senior Toggle Notes and the Senior Subordinated Notes are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.

The following condensed financial information presents the Company’s Consolidating Balance Sheet as of September 30, 2009 and as of June 30, 2009 and the Consolidating Statements of Operations and Cash Flows for the three months ended September 30, 2009 and September 30, 2008 for: (a) Catalent Pharma Solutions, Inc. (“Issuer” and/or “Parent”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Three Months Ended September 30, 2009

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$151.5	$269.3	$(5.2)	$415.6
Cost of products sold	—	104.4	211.2	(5.2)	310.4

Gross margin	—	47.1	58.1	—	105.2
Selling, general and administrative expenses	(1.1)	41.5	30.1	—	70.5
Impairment charges and (gain)/loss on sale of assets	—	205.4	38.6	—	244.0
Restructuring and other special items	—	1.9	0.7	—	2.6

Operating earnings/(loss)	1.1	(201.7)	(11.3)	—	(211.9)
Interest expense, net	41.4	—	(0.8)	—	40.6
Other (income)/expense, net	231.1	(9.2)	34.6	(225.9)	30.6

Earnings/(loss) from continuing operations before income taxes	(271.4)	(192.5)	(45.1)	225.9	(283.1)
Income tax (benefit)/expense	0.3	2.2	(13.1)	—	(10.6)

Earnings/(loss) from continuing operations	(271.7)	(194.7)	(32.0)	225.9	(272.5)
Loss from discontinued operations	—	(1.0)	—	—	(1.0)

Net earnings/(loss)	(271.7)	(195.7)	(32.0)	225.9	(273.5)
Less: Net earnings/(loss) attributable to noncontrolling interest	—	—	(1.8)	—	(1.8)

Net earnings/(loss) attributable to Catalent	$(271.7)	$(195.7)	$(30.2)	$225.9	$(271.7)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Three Months Ended September 30, 2008

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$156.3	$265.1	$(4.3)	$417.1
Cost of products sold	—	112.2	218.1	(4.3)	326.0

Gross margin	—	44.1	47.0	—	91.1
Selling, general and administrative expenses	—	44.6	29.0	—	73.6
Impairment charges and (gain)/loss on sale of assets	—	—	0.1	—	0.1
Restructuring and other special items	—	2.4	0.2	—	2.6

Operating earnings/(loss)	—	(2.9)	17.7	—	14.8
Interest expense, net	47.7	0.1	0.5	—	48.3
Other (income)/expense, net	(66.0)	(3.6)	7.6	15.8	(46.2)

Earnings/(loss) from continuing operations before income taxes	18.3	0.6	9.6	(15.8)	12.7
Income tax (benefit)/expense	—	—	(7.3)	—	(7.3)

Earnings/(loss) from continuing operations	18.3	0.6	16.9	(15.8)	20.0
Loss from discontinued operations	—	(3.4)	(0.1)	—	(3.5)

Net earnings/(loss)	18.3	(2.8)	16.8	(15.8)	16.5
Less: Net earnings/(loss) attributable to noncontrolling interest	—	—	(1.8)	—	(1.8)

Net earnings/(loss) attributable to Catalent	$18.3	$(2.8)	$18.6	$(15.8)	$18.3

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

September 30, 2009

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0.4	$3.1	$66.5	$—	$70.0
Trade receivables, net	—	80.8	169.7	—	250.5
Intercompany receivables	—	60.5	229.3	(289.8)	—
Inventories, net	—	48.8	130.9	—	179.7
Prepaid expenses and other	16.5	32.0	44.3	—	92.8
Assets held for sale	—	18.1	—	—	18.1

Total current assets	16.9	243.3	640.7	(289.8)	611.1
Property and equipment, net	—	342.6	457.4	—	800.0
Goodwill, net	—	308.0	587.8	—	895.8
Other intangibles, net	—	130.0	225.7	—	355.7
Investment in subsidiaries	2,350.5	—	—	(2,348.5)	2.0
Inter-company loan receivable	—	0.9	22.9	(23.8)	—
Deferred income taxes	96.7	48.3	44.4	—	189.4
Other assets	42.0	5.5	1.7	(2.1)	47.1

Total assets	$2,506.1	$1,078.6	$1,980.6	$(2,664.2)	$2,901.1

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$38.2	$1.7	$8.4	$—	$48.3
Accounts payable	—	25.5	90.4	—	115.9
Intercompany accounts payable	237.6	—	—	(237.6)	—
Other accrued liabilities	81.3	76.2	69.2	—	226.7
Liabilities held for sale	—	6.2	—	—	6.2

Total current liabilities	357.1	109.6	168.0	(237.6)	397.1
Long-term obligations, less current portion	2,281.9	2.6	21.6	—	2,306.1
Intercompany long-term debt	76.1	—	—	(76.1)	—
Other liabilities	14.9	166.3	201.9	—	383.1
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,069.9	—	—	—	1,069.9
Shareholder’s equity	—	804.3	1,546.2	(2,350.5)	—
Accumulated deficit	(1,269.8)	—	—	—	(1,269.8)
Accumulated other comprehensive income/(loss)	(24.0)	(4.2)	41.5	—	13.3

Total shareholder’s equity	(223.9)	800.1	1,587.7	(2,350.5)	(186.6)

Noncontrolling interest	—	—	1.4	—	1.4

Total equity	(239.9)	800.1	1,589.1	(2,350.5)	(185.2)

Total liabilities and shareholder’s equity	$2,506.1	$1,078.6	$1,980.6	$(2,664.2)	$2,901.1

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2009

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$—	$4.3	$59.6	$—	$63.9
Trade receivables, net	—	73.6	178.8	—	252.4
Intercompany receivables	—	52.7	208.6	(261.3)	—
Inventories, net	—	50.1	131.9	—	182.0
Prepaid expenses and other	8.5	29.1	51.9	—	89.5
Assets held for sale	—	18.2	—	—	18.2

Total current assets	8.5	228.0	630.8	(261.3)	606.0
Property and equipment, net	—	356.1	454.3	—	810.4
Goodwill, net	—	483.3	599.4	—	1,082.7
Other intangibles, net	—	160.9	235.6	—	396.5
Investment in subsidiaries	2,577.2	—	—	(2,575.2)	2.0
Intercompany long-term receivable	—	0.7	7.2	(7.9)	—
Deferred income taxes	96.6	49.0	38.8	—	184.4
Other assets	44.5	5.7	1.7	(2.1)	49.8

Total assets	$2,726.8	$1,283.7	$1,967.8	$(2,846.5)	$3,131.8

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$55.2	$1.6	$7.4	$—	$64.2
Accounts payable	—	32.8	94.2	—	127.0
Intercompany accounts payable	224.0	—	—	(224.0)	—
Other accrued liabilities	45.9	80.5	66.3	—	192.7
Liabilities held for sale	—	6.2	—	—	6.2

Total current liabilities	325.1	121.1	167.9	(224.0)	390.1
Long-term obligations, less current portion	2,258.0	3.1	22.0	—	2,283.1
Intercompany long-term debt	45.4	—		(45.4)	—
Other liabilities	14.6	163.6	199.9	—	378.1
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,071.0	—	—	—	1,071.0
Shareholder’s equity	—	1,000.7	1,576.4	(2,577.1)	—
Accumulated deficit	(998.1)	—	—	—	(998.1)
Accumulated other comprehensive income/(loss)	10.8	(4.8)	(1.5)	—	4.5

Total shareholder’s equity	83.7	995.9	1,574.9	(2,577.1)	77.4

Noncontrolling interest	—	—	3.1	—	3.1

Total equity	83.7	995.9	1,578.0	(2,577.1)	80.5

Total liabilities and shareholder’s equity	$2,726.8	$1,283.7	$1,967.8	$(2,846.5)	$3,131.8

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Three Months Ended September 30, 2009

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations		Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(271.7)	$(195.7)	$(32.0)		$225.9	$(273.5)
Loss from discontinued operations	—	(1.0)	—		—	(1.0)

Earnings/(loss) from continuing operations	(271.7)	(194.7)	(32.0)		225.9	(272.5)
Adjustments to reconcile earnings/loss from continued operations to net cash from operations:
Depreciation and amortization	—	15.0	17.4		—	32.4
Unrealized foreign currency transaction losses on Euro-denominated debt	1.7	(0.3)	26.3		—	27.7
Amortization of debt financing costs	2.4	—	—		—	2.4
Asset impairments and (gain)/loss on sale of assets	—	205.4	38.6		—	244.0
Equity compensation	(1.1)		—		—	(1.1)
Income from subsidiaries	225.9	—	—		(225.9)	—
Benefit for deferred income taxes	0.3	1.3	(5.3)		—	(3.7)
Provisions for bad debts and inventory	—	1.4	1.8		—	3.2
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	(7.2)	12.1		—	4.9
Decrease/(Increase) in inventories	—	(0.1)	3.5		—	3.4
Increase/(Decrease) in accounts payable	—	(7.3)	(6.1)		—	(13.4)
Other accrued liabilities and operating items, net	15.9	(4.6)	9.9		—	21.2

Net cash provided by/(used in) operating activities from continuing operations	(26.6)	8.9	66.2		—	48.5
Net cash provided by/(used in) operating activities from discontinued operations	—	(0.2)	—		—	(0.2)

Net cash provided by/ (used in) operating activities	(26.6)	8.7	66.2		—	48.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	—	—		—	—
Additions to property and equipment	—	(5.6)	(15.5)		—	(21.1)

Net cash used in investing activities from continuing operations	—	(5.6)	(15.5)		—	(21.1)
Net cash used in investing activities from discontinued operations	—	—	—		—	—

Net cash used in investing activities	—	(5.6)	(15.5)		—	(21.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	47.2	(3.8)	(43.4)		—	—
Net change in short-term borrowings	(2.1)	—	0.5		—	(1.6)
Repayments in revolver credit facility	(15.0)	—	—		—	(15.0)
Borrowings from revolver credit facility	—	—	—		—	—
Repayments in long-term obligations	(3.5)	(0.4)	(1.9)		—	(5.8)

Net cash (used in)/ provided by financing activities from continuing operations	26.6	(4.2)	(44.8)		—	(22.4)
Net cash provided by/(used in) from discontinued operations	—	—	—		—	—

Net cash provided by/(used in) financing activities	26.6	(4.2)	(44.8)		—	(22.4)

Effect of foreign currency on cash	—	—	1.3		—	1.3
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	—	(1.1)	7.2		—	6.1
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	4.3	59.6		—	63.9

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$3.2	$66.8	$		$70.0

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Three Months Ended September 30, 2008

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations		Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$18.3	$(2.8)	$16.8		$(15.8)	$16.5
Loss from discontinued operations	—	(3.4)	(0.1)		—	(3.5)

Earnings/(loss) from continuing operations	18.3	0.6	16.9		(15.8)	20.0
Adjustments to reconcile earnings/loss from continued operations to net cash from operations:
Depreciation and amortization	—	16.6	21.6		—	38.2
Unrealized foreign currency transaction losses on Euro-denominated debt	(52.0)	—	—		—	(52.0)
Amortization of debt financing costs	2.4	—	—		—	2.4
Asset impairments and (gain)/loss on sale of assets	—	—	(0.1)		—	(0.1)
Equity compensation	—	1.4	—		—	1.4
Income from subsidiaries	(15.8)	—	—		15.8	—
Benefit for deferred income taxes	—	(0.1)	(9.8)		—	(9.9)
Provisions for bad debts and inventory	—	0.9	2.6		—	3.5
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	15.8	7.8		—	23.6
Decrease/(Increase) in inventories	—	0.2	(3.5)		—	(3.3)
Increase/(Decrease) in accounts payable	—	(8.7)	(15.0)		—	(23.7)
Other accrued liabilities and operating items, net	21.1	14.6	(21.7)		—	14.0

Net cash provided by/(used in) operating activities from continuing operations	(26.0)	41.3	(1.2)		—	14.1
Net cash provided by/(used in) operating activities from discontinued operations	—	0.3	0.4		—	0.7

Net cash provided by/ (used in) operating activities	(26.0)	41.6	(0.8)		—	14.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	—	0.9		—	0.9
Additions to property and equipment	—	(6.0)	(9.8)		—	(15.8)

Net cash used in investing activities from continuing operations	—	(6.0)	(8.9)		—	(14.9)
Net cash used in investing activities from discontinued operations	—	(0.1)	(0.3)		—	(0.4)

Net cash used in investing activities	—	(6.1)	(9.2)		—	(15.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	31.7	(43.6)	11.9		—	—
Net change in short-term borrowings	(2.1)	—	3.4		—	1.3
Repayments in revolver credit facility	—	—	(25.0)		—	(25.0)
Borrowings from revolver credit facility	—	—	25.0		—	25.0
Repayments in long-term obligations	(3.6)	(0.3)	(1.6)		—	(5.5)

Net cash (used in)/ provided by financing activities from continuing operations	26.0	(43.9)	13.7		—	(4.2)
Net cash provided by/(used in) from discontinued operations	—	—	—		—	—

Net cash provided by/(used in) financing activities	26.0	(43.9)	13.7		—	(4.2)

Effect of foreign currency on cash	—	—	(4.3)		—	(4.3)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	—	(8.4)	(0.6)		—	(9.0)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	12.2	60.2		—	72.4

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$3.8	$59.6	$		$63.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Catalent Pharma Solutions, Inc. is one of the leading providers of advanced dose form and packaging technologies and development, manufacturing and packaging services for pharmaceutical, biotechnology and consumer healthcare companies. Our proprietary drug delivery and packaging technologies help our customers achieve their desired clinical and market outcomes and are used in many well-known products. Our business is comprised of four operating segments: Oral Technologies, Sterile Technologies, Packaging Services and Development and Clinical Services.

On August 20, 2009, the Company announced the formation of a new business unit: Development and Clinical Services. By bringing together parts of our business that provide services to pharmaceutical and biotech companies and others that conduct drug and vaccine R&D, we believe that leveraging the natural synergies and relationships that exist among these services will help accelerate our growth.

Critical Accounting Policies and Estimates

The preparation of financial statements are in conformity with the release of FASB Accounting Standards CodificationTM (“Codification”) on July 1, 2009 in the United States which requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset impairment, equity-based compensation, income taxes, derivative financial instruments, self insurance accruals, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts.

There were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the critical accounting policies from those disclosed in our fiscal 2009 Annual Report on Form 10-K.

Recent Financial Accounting Standards

As of September 30, 2009, we adopted, for all periods presented, the provisions of ASC 810-10-45 Consolidation, which applies to noncontrolling interests. The new standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, previously referred to as minority interest. While the accounting provisions are being applied prospectively beginning with fiscal years and interim periods beginning after December 15, 2008, the presentation and disclosure requirements have been applied retrospectively. Upon adoption, the Company reclassified minority interests in its consolidated balance sheet from other noncurrent liabilities to noncontrolling interest in the equity section. Additionally, the Company changed the way noncontrolling interests are presented within the consolidated statement of operations such that the statement of operations reflects results attributable to both the Company’s interests and noncontrolling interests. The results attributable to the Company’s interests did not change upon adoption.

As of July 1, 2009, the company adopted a new accounting standard related to collaborative arrangements, which was required to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The adoption of this new standard did not result in a change to the company’s historical consolidated financial statements.

As of July 1, 2009, we adopted ASC 350-30, Determination of the Useful Life of Intangible Assets. ASC 350-30 amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Among other things, in the absence of historical experience, an entity will be required to consider assumptions used by market participants. The adoption of ASC 350-30 did not impact our consolidated financial statements.

In July 2009, ASC 105 The “FASB Accounting Standards CodificationTM ” and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”) was issued. ASC 105 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not have an impact on the financial position or operating results.

In June 2009, the FASB issued ASC 810 Consolidation which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity provided by the previously issued FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities- An Interpretation of ARB No. 51. Additionally, ASC 810 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. We will adopt ASC 810 in fiscal 2011 and are currently evaluating the impact of its pending adoption on our consolidated financial statements.

Results of Operations

Management measures operating performance based on net earnings before interest expense, expense/(benefit) for income taxes and depreciation and amortization (“EBITDA”). The term EBITDA is not defined under U.S. GAAP. EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP and is subject to important limitations. We believe that the presentation of EBITDA enhances an investor’s understanding of our financial performance. We believe that EBITDA is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business. We also believe EBITDA is useful to assess our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures. We use EBITDA for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that EBITDA will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates depreciation and amortization expense. In addition, the Company evaluates the performance of its segments based on segment earnings before noncontrolling interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”).

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

Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

Results for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 are as follows:

(in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Increase/(Decrease)
			$	%
Net revenue	$415.6	$417.1	$(1.5)	*
Cost of products sold	310.4	326.0	(15.6)	-5%

Gross margin	105.2	91.1	14.1	15%
Selling, general and administrative expenses	70.5	73.6	(3.1)	-4%
Impairment charges and (gain)/loss on sale of assets	244.0	0.1	243.9	*
Restructuring and other special items	2.6	2.6	—	*

Operating earnings/(loss)	(211.9)	14.8	(226.7)	*
Interest expense, net	40.6	48.3	(7.7)	-16%
Other (income)/expense, net	30.6	(46.2)	76.8	*

Loss from continuing operations before income taxes	(283.1)	12.7	(295.8)	*
Income tax expense (benefit)	(10.6)	(7.3)	(3.3)	45%

Earnings/(loss) from continuing operations	(272.5)	20.0	(292.5)	*
Loss from discontinued operations	(1.0)	(3.5)	2.5	-71%

Net earnings/(loss)	(273.5)	16.5	(290.0)	*
Less: Net earnings/(loss) attributable to noncontrolling interest	(1.8)	(1.8)	—	*

Net earnings/(loss) attributable to Catalent	$(271.7)	$18.3	$(290.0)	*

*	Percentage not meaningful

Net Revenue

Net revenue decreased $1.5 million compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted our revenue by approximately five percentage points, or $20.6 million. Excluding the impact of foreign exchange, net revenue increased by $19.1 million, or 5%, during the three months ended September 30, 2009, primarily due to an increase in demand within our Oral Technologies and Sterile Technologies segments. Within Oral Technologies, the increase was primarily driven by a demand increase within our Controlled Release offerings and an increase in capacity at our Zydis delivery platform. Within Sterile Technologies, the increase was primarily driven by favorable price and product mix for seasonal flu vaccinations within our Belgium, pre-filled syringe facility.

Gross Margin

Gross margin increased $14.1 million, or 15%, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted our gross margin by approximately six percentage points, or $5.8 million. Excluding the impact of foreign exchange, gross margin increased by $19.8 million, or 22%, primarily due to the revenue increases within our Oral Technologies and Sterile Technologies segments as discussed above, as well as favorable product mix within our Packaging Services and Development and Clinical Services segments.

Selling, General and Administrative Expense

Selling, general and administrative expenses decreased by approximately 4%, or $3.1 million, compared to the comparable period in the prior first quarter of fiscal 2009. The stronger U.S. dollar decreased our selling, general and administrative expenses by approximately 3%, or $2.3 million, compared to the prior fiscal year. Excluding the impact of foreign exchange selling, general and administrative expenses decreased 1%, or $0.8 million, as compared to the same period a year ago, primarily due to a significant focus on expense reduction programs implemented prior to and during the first quarter of fiscal 2010.

Restructuring and Other Special Items

Restructuring and other special items charges of $2.6 million for the three months ended September 30, 2009 was flat as compared to the same period from a year ago.

Interest Expense, net

Interest expense, net decreased by $7.7 million for the three months ended September 30, 2009 compared to the same period ended September 30, 2008, primarily due to a lower interest rate on the un-hedged portion of our floating-rate term loans.

Other Expense, net

Other expense, net increased by $76.8 million for the three months ended September 30, 2009 compared to the same three months of the prior fiscal year primarily as a result of $54.2 million of non-cash unrealized foreign currency translation gains recorded in the prior fiscal year on our Euro-denominated long-term debt. In the first quarter of fiscal year 2010, non-cash unrealized transaction gains related to our Euro-denominated long-term debt obligations were recorded within Accumulated Other Comprehensive Income/(Loss) on the Company’s Consolidated Balance Sheet. In addition, the Company recorded non-cash unrealized foreign currency losses of $27.2 million from intercompany loans during the first quarter of fiscal year 2010 compared with $5.2 million of unrealized losses in the first quarter of fiscal year 2009.

Provision/(Benefit) for Income Taxes

Our effective tax rate reflects tax benefits derived from operations outside the United States, some of which are taxed at rates lower than the U.S. statutory rate of 35%. For the three months ended September 30, 2009, our income tax benefit was $10.6 million and relative to loss from continuing operations before income taxes of $283.8 million. The income tax benefit relative to earnings/(loss) from continuing operations before income taxes and noncontrolling interest was 3.7% and 57.5% for the three months ended September 30, 2009 and 2008, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of restructuring and other special items and other discrete items, which may have unique tax implications depending on the nature of the item.

Segment Review

Our results on a segment basis for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 are as follows:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Increase/(Decrease)
(in millions)			$	%
Oral Technologies
Net revenue	$234.5	$237.2	$(2.7)	-1%
Segment EBITDA	47.6	44.1	3.5	8%
Sterile Technologies
Net revenue	61.5	58.7	2.8	5%
Segment EBITDA	10.5	10.2	0.3	3%
Packaging Services
Net revenue	89.2	95.2	(6.0)	-6%
Segment EBITDA	5.6	4.1	1.5	37%
Development and Clinical Services
Net revenue	40.4	37.6	2.8	7%
Segment EBITDA	5.8	2.0	3.8	*
Inter-segment revenue elimination	(10.0)	(11.6)	1.6	-14%
Unallocated costs (1)	(277.8)	40.6	(318.4)	*
Combined Total
Net revenue	415.6	417.1	(1.5)	*
EBITDA from continuing operations	$(208.3)	$101.0	$(309.3)	*

*	Percentage not meaningful

(1)	Unallocated costs includes special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Impairment charges and gain/(loss) on sale of assets	$(244.0)	$(0.1)
Equity compensation	1.1	(1.4)
Restructuring and other special items	(2.6)	(2.6)
Transitional costs	(1.2)	—
Sponsor advisory fee	(2.5)	(2.5)
Noncontrolling interest, net	1.8	1.8
Other income/(expense), net	(30.6)	46.2
Non-allocated corporate costs, net	0.2	(0.8)

Total unallocated costs	$(277.8)	$40.6

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA

(in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Earnings/(loss) from continuing operations	$(272.5)	$20.0
Depreciation and amortization	32.4	38.2
Interest expense, net	40.6	48.3
Income tax expense (benefit)	(10.6)	(7.3)
Noncontrolling interest	1.8	1.8

EBITDA	$(208.3)	$101.0

Oral Technologies segment

Net revenues decreased by 1%, or $2.7 million, compared to the same period a year ago. The stronger U.S. dollar negatively impacted the Oral Technologies segment’s revenue growth by approximately 6%, or $13.6 million. Excluding the impact of foreign exchange rates, net revenues increased by 5%, or $10.9 million. This increase was primarily related to stronger demand for our Controlled Release offerings and increased capacity within our Zydis delivery platform during the first quarter of fiscal 2010.

Segment EBITDA increased by 8%, or $3.5 million. The Oral Technologies segment’s EBITDA was negatively impacted by the stronger U.S. dollar by approximately 6%, or $2.6 million. Excluding the impact of foreign exchange rates, the increase was $6.1 million, which was primarily related to the previously mentioned Controlled Release volume increase and the Zydis increased capacity.

Sterile Technologies segment

Net revenues increased by 5%, or $2.8 million. The stronger U.S. dollar negatively impacted the Sterile Technologies segment’s revenue growth by approximately 3%, or $1.7 million. Excluding the impact of foreign exchange rates, net revenues increased 8%, or $4.5 million, which was primarily due to favorable price and product mix for seasonal flu vaccinations within our pre-filled syringe facility in Belgium.

Segment EBITDA increased by 3%, or $0.3 million. The stronger U.S. dollar negatively impacted the Sterile Technologies segment’s EBITDA growth by approximately 11%, or $1.1 million. Excluding the impact of foreign exchange rates, the $0.9 million increase was primarily due to the flu vaccination favorable price and product mix at our Belgium facility, as discussed above.

Packaging Services segment

Net revenues decreased by 6%, or $6.0 million, mainly due to lower demand within our Printed Components facilities.

Excluding the impact of foreign exchange rates, net revenues decreased by approximately 3%, or $2.9 million. The decrease was primarily related to lower demand within our North American printing facilities, driven by a reduction in certain customers’ volumes due to lower market demand.

Segment EBITDA increased 37%, or $1.5 million. The Packaging Services segment’s EBITDA was negatively impacted by the stronger U.S. dollar by approximately 17%, or $0.7 million. Excluding the impact of foreign exchange, the increase was $2.0 million, which was primarily related to an increase in demand at several of our North American and European Commercial Packaging facilities, which was partially offset by lower market demand within our Printed Component facilities.

Development and Clinical Services

Net revenues increased by 7% or $2.8 million. The stronger U.S. dollar negatively impacted the segment’s revenue growth by approximately seven percentage points, or $2.6 million. Excluding the impact of foreign exchange rates, revenues increased 14%, or $5.4 million, which was primarily due to a significant increase in demand for Clinical Services at our European facilities.

Segment EBITDA increased $3.8 million. The Development and Clinical Services segment’s EBITDA was negatively impacted by the stronger U.S. dollar by approximately 31%, or $0.7 million. Excluding this impact, the increase was $4.5 million, which was primarily due to the previously mentioned stronger demand with our European Clinical Services facilities and the implementation of cost saving efficiencies at our Analytical Science Services facilities.

Liquidity and Capital Resources

Sources and Use of Cash

Our principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of September 30, 2009, our financing needs were supported by $315.0 million of net available capacity in our revolving credit agreement, reduced by $14.0 million of outstanding letters of credit. The letters of credit were related to collateral posted on $5.0 million workers’ compensation insurance and a $9.0 million forward interest rate swap. Our revolving credit agreement matures April 10, 2013. As of September 30, 2009, we had outstanding borrowings of $21.0 million under our revolving credit agreement.

The Company has the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its senior toggle notes in lieu of making cash interest payments. While the Company has sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company elected to do so for the October 15, 2009 interest payment date as an efficient and cost-effective method to further enhance liquidity in light of the substantial dislocation in the financial markets. The Company must make an election regarding whether subsequent interest payments will be made entirely in cash, entirely through PIK Interest or 50% in cash and 50% in PIK interest not later than the start of the applicable interest period.

With respect to the interest that was due on such notes on the October 15, 2009 interest payment date, the Company made such interest payment by using the PIK feature of the senior toggle notes at the PIK interest rate of 10.25% instead of paying interest in cash. The entirely PIK interest election is now the default election for future interest periods unless the Company elects otherwise prior to the beginning of any future interest period.

Although no assurances can be given, we continue to believe that our cash from operations and available borrowings under our revolving credit facility will be adequate to meet our future liquidity needs for at least the next twelve months.

Cash Flows

The following table summarizes our statement of cash flows from continuing operations:

(in millions)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	$ Change
Net cash provided by/(used in):
Operating activities	$48.5	$14.1	$34.4
Investing activities	(21.1)	(14.9)	(6.2)
Financing activities	(22.4)	(4.2)	(18.2)

Operating activities

For the three month period ended September 30, 2009, cash provided by operating activities was $48.5 million compared to cash provided by operating activities of $14.1 million for the three month period ended September 30, 2008. Cash provided by operating activities for the three months ended September 30, 2009 was largely due to improved margins and lower interest payments on debt and other obligations for the three months ended September 30, 2009 as compared with the three months ended September 30, 2008.

Investing activities

For the three month period ended September 30, 2009, cash used in investing activities was $21.1 million, an increase of $6.2 million compared to the three month period ending September 30, 2008, primarily due to an increase in capital expenditures during the fiscal 2010 period.

Financing activities

For the three month period ended September 30, 2009, cash used in financing activities was $22.4 million compared to cash used in financing activities of $4.2 million in the same period a year ago. Cash used in the fiscal 2010 period was mainly attributable to $15.0 million net repayment of the credit facility and $7.4 million of other short and long-term obligations. Cash provided by financing activities in the fiscal 2009 period was mainly due to net payments of long-term debt obligations of $5.5 million offset by $1.3 million in short-term obligations.

Debt and Financing Arrangements

At the end of September 30, 2009, the Company had outstanding interest rate swaps as derivative instruments to manage the risk associated with the Company’s floating rate debt. The unrealized losses on our interest rate swaps that are considered to be effective cash flow hedges were $29.2 million, net of tax, and were recorded within Accumulated Other Comprehensive Income on our balance sheet at September 30, 2009. The unrealized losses on our interest rate swaps that are not designated as effective cash flow hedges for financial accounting purposes were $3.4 million and were recorded in other expense, net on our Consolidated Statements of Operations for the three months ended September 30, 2009.

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of September 30, 2009, we had seven interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate loans due in May 2013 and April 2014. These agreements include four U.S-denominated, two Euro-denominated and one Yen-denominated interest rate swap agreement(s).

The current Euro and Japanese Yen interest rate swaps were designed as effective economic hedges but not designated as effective hedges for hedge accounting and are included in the Consolidated Statements of Operations as Other (Income)/Expense. Conversely, unrealized gains/losses on the U.S. Dollar interest rate swaps are classified as effective hedges and are included in Accumulated Other Comprehensive Income/(Loss) and the corresponding payables are included in other current liabilities in our Consolidated Balance Sheet. As of September 30, 2009, the Company was in compliance with all restrictive covenants related to its long-term obligations.

Guarantees and Security

All obligations under the senior secured credit agreement, the senior toggle notes and the senior subordinated notes (together, the “notes”) are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.

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

Debt Covenants

The senior secured credit agreement and the indentures governing the Senior Toggle Notes and the Senior Subordinated Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and the Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; and in the case of the Company’s senior credit agreement, enter into sale and leaseback transactions, amend material agreements governing the Company’s subordinated indebtedness (including the Senior Subordinated Notes); and change the Company’s lines of business.

The senior credit facility and indentures governing the Senior Toggle Notes and the Senior Subordinated Notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of September 30, 2009, the Company was in compliance with all covenants related to its long-term obligations. Our long-term debt obligations do not contain any financial maintenance covenants.

Subject to certain exceptions, the senior credit agreement and the indentures governing the notes will permit the Company and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans or notes.

As market conditions warrant and subject to our contractual restrictions and liquidity position, we, our affiliates and/or our major equity holders, including Blackstone and its affiliates, may from time to time repurchase our outstanding debt securities, including the Senior Toggle Notes and the Senior Subordinated Notes and/or our outstanding bank loans in privately negotiated or open market transactions, by tender or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under our existing credit facility. Any new debt may also be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of our debt is currently trading at a discount to the face amount, any such purchases may result in our acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

Under the indentures governing the notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indentures).

Adjusted EBITDA is based on the definitions in our indentures, is not defined under US GAAP, and is subject to important limitations. We have included the calculations of Adjusted EBITDA for the period presented as Adjusted EBITDA is the earnings measure used in the covenants under the indentures governing the notes. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring and other items that are included in EBITDA and net income as required by various covenants in the indentures governing the notes. Adjusted EBITDA, among other things:

•	does not include non-cash, stock-based employee compensation expense and certain other non-cash charges;

•	does not include cash and non-cash restructuring, severance and relocation costs incurred to realize future cost savings and enhance our operations;

•	adds back noncontrolling interest expense, which represents noncontrolling investors’ ownership of certain of our consolidated subsidiaries and is, therefore, not available to us; and

•	includes estimated cost savings which have not yet been fully reflected in our results.

Our Adjusted EBITDA for the last twelve months ended September 30, 2009 based on the definition in our indentures is calculated as follows:

(in millions)	Last Twelve Months Ended September 30, 2009
Loss from continuing operations	$(565.4)
Interest expense, net	173.9
Income tax benefit	13.5
Depreciation and amortization	131.6

EBITDA	(246.4)
Equity compensation(1)	(2.8)
Impairment charges and (gain)/loss on sale of assets(2)	439.1
Restructuring and other special items(3)	20.2
Other non-recurring items(4)	3.8
Unrealized foreign exchange loss/(gain) (included in other expense (income), net)(5)	71.6
Other adjustments(6)	(1.8)
Advisory monitoring fee(7)	10.0

Adjusted EBITDA	$293.7

(1)	Reflects non-cash stock-based employee compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges and losses from the sale of assets not included in restructuring and special items discussed below.

(3)	Restructuring and other special charges of $20.2 million reflects the following:

•

$16.4 million related to restructuring activities. The restructuring programs focus on various aspects of operations, including closing certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure.

•	$3.8 million related to costs incurred to separate from Cardinal.

(4)	Reflects the following items: $1.6 million of severance and recruiting fees associated with the replacement of our Chief Executive Officer and an additional $2.2 million of other non-recurring items.

(5)

Reflects foreign exchange loss of $60.0 million related to unrealized foreign currency transactions on Euro-denominated debt recorded in non-U.S. dollar currencies and unrealized foreign currency translations recorded on intercompany loans that are denominated in other currencies than the U.S. dollar, and loss of $11.6 million related to derivatives in the Euro and Yen swap agreements.

(6)

Reflects other adjustments required in calculating our covenant compliance under the indentures governing our notes, primarily $0.6 million of noncontrolling interest expense, and $1.2 million of severance and relocation costs in selling, general and administrative expenses. However, noncontrolling interest expense does not represent earnings available to us and we expect to incur severance and relocation costs and franchise taxes in the future.

(7)	Represents amount of sponsor advisory fee. See Note 10 of the unaudited Consolidated Financial Statements.

Interest Risk Management

A portion of the debt used to finance our operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of September 30, 2009 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with our floating USD LIBOR rate debt were designated as effective cash flow hedges. Derivatives used to manage the risk associated with our floating EURIBOR and TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt are effective economic hedges but not designated as effective cash flow hedges for financial reporting purposes.

Currency Risk Management

Periodically, we may utilize forward currency exchange contracts to manage our exposures to the variability of cash flows primarily related to the foreign exchange rate changes of future foreign currency transaction costs. In addition, we may utilize foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities. Currently, we do not utilize foreign currency exchange contracts. We expect to continue to evaluate hedging opportunities for foreign currency in the future.

Contractual Obligations

There have been no material changes outside the ordinary course of business since June 30, 2009 with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements as of September 30, 2009.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes. We utilize derivative financial instruments, such as interest rate swaps, in order to mitigate risk associated with our variable rate debt. Our exposure to market risks has not materially changed since June 30, 2009.

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of September 30, 2009, we had seven interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate loans due in May 2013 and April 2014. These agreements include four U.S. dollar-denominated, two Euro-denominated and one Yen-denominated interest rate swap agreement(s).

The current Euro and Japanese Yen interest rate swaps are effective economic hedges but are not designated as effective cash flow hedges for financial reporting purposes and are included in the Consolidated Statements of Operations as Other Income)/Expense. Conversely, unrealized gains/losses on the U.S. Dollar interest rate swaps are classified as effective hedges and are included in Accumulated Other Comprehensive Income/(Loss) and the corresponding payables are included in other current liabilities in our Consolidated Balance Sheet.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our President and Chief Executive Officer, and our Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits, currently totaling sixty-five in number, filed by sixty-four individual plaintiffs (one plaintiff is maintaining two lawsuits involving similar allegations) purportedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. Plaintiffs allege that they suffer from inflammatory bowel disease and other disorders as a result of their ingestion of Amnesteem. The geographic distribution of these sixty-five lawsuits is as follows: one in the U.S. District Court for the Middle District of North Carolina that has been transferred to the Accutane® (Isotretinoin) federal Multi-District Litigation (“Accutane MDL”) in the Middle District of Florida; two in the Court of Common Pleas, Washington County, Pennsylvania; one in the Superior Court for Los Angeles County, California; one in the U.S. District Court for the Central District of California that has been transferred to the Accutane MDL; one in the Circuit Court, Cook County, Illinois; and fifty-nine in the Superior Court, Atlantic County, New Jersey. The New Jersey cases and several of the other cases have been brought by a consortium of plaintiffs’ law firms, including Seeger Weiss. The following discussion contains more detail about the lawsuits.

Fifty-nine lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by individual plaintiffs who claim to have ingested not only Amnesteem, but also one or more branded generic isotretinoin products, including Sotret® (Ranbaxy) and/or Claravis® (Barr), as well as Accutane (the pioneer isotretinoin product sold by Hoffmann-LaRoche). Twenty-six of these cases allegedly involve the use of both Accutane and one or more of the branded generic forms of isotretinoin. Such cases, including one or more Roche entities as defendants, are filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all New Jersey Accutane lawsuits. The remaining thirty-three cases do not involve the use of Accutane but allegedly involve the use of one or more branded generic isotretinoin products, including Amnesteem. These cases are not part of the Accutane mass tort litigation; these non-mass tort, generics-only cases have been consolidated for discovery purposes but not for trial. All fifty-nine of the cases, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name other pharmaceutical companies whose respective isotretinoin products each plaintiff allegedly ingested.

Two lawsuits involving only Amnesteem use are pending in the Court of Common Pleas, Washington, County, Pennsylvania. One lawsuit was filed in the General Court of Justice, Superior Court Division, Durham County, North Carolina, but was removed successfully to the United States District Court for the Middle District of North Carolina, Durham Division. Pursuant to a tolling agreement, the case had been dismissed without prejudice pending the outcome of the United States Court of Appeals for the Eleventh Circuit’s review of the decision of the Accutane MDL Court to exclude plaintiff’s general causation expert. On August 26, 2008, the Eleventh Circuit affirmed the exclusion of plaintiff’s expert, and a subsequent petition for rehearing was denied. Plaintiffs have since re-filed the case in the Middle District of North Carolina and the Company successfully moved to transfer the case to the Accutane MDL.

Two additional lawsuits, filed by a single individual plaintiff and appearing to involve only Amnesteem use, are pending in California. The first suit was initially filed in Superior Court, Los Angeles County in July 2007 against Hoffmann-LaRoche entities and plaintiff’s treating physicians after which it was discovered that plaintiff ingested Amnesteem rather than Accutane. Consequently, plaintiff added the Company to the lawsuit in October 2008. The lawsuit sets forth the usual array of product liability claims as permitted by California law including negligence, strict liability, breach of express warranty and breach of implied warranty and seeks an unspecified amount of compensatory damages in excess of $25,000. It also includes a medical malpractice claim against the treating physicians. The same plaintiff then filed a second lawsuit against the Company in the same court but did not assert claims against the doctors. The Company therefore removed this second case to the United States District Court for the Central District of California and successfully moved to transfer it to the Accutane MDL. The first case has been stayed pending developments in the second case. Neither case is currently set for trial.

One lawsuit appearing to involve only Amnesteem use was served on the Company in February 2009 and had been pending in the District Court of Bowie County, Texas. This plaintiff recently dismissed his Texas lawsuit, shortly after filing a new lawsuit in New Jersey, and this New Jersey lawsuit is included among the above-referenced thirty-three consolidated non-mass tort cases.

One lawsuit allegedly involving Amnesteem, Claravis and Accutane ingestions has been filed in the Circuit Court, Cook County, Illinois, but has not yet been served upon the Company. Codefendant Hoffmann-LaRoche removed the case to the U.S. District Court for the Northern District of Illinois and then conditionally transferred the case to the Accutane federal MDL. Plaintiff petitioned to remand the case to state court and opposed the conditional transfer to the MDL. The case has now been remanded to Circuit Court, Cook County.

Although expressed in various terms, generally speaking, all sixty-five of these lawsuits set forth some or all of the standard array of product liability claims, including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

From time to time we may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant. We intend to vigorously defend ourselves against such other litigation and do not currently believe that the outcome of any such other litigation will have a material adverse effect on our financial statements. In addition, the healthcare industry is highly regulated and government agencies continue to scrutinize certain practices affecting government programs and otherwise.

From time to time, we receive subpoenas or requests for information from various government agencies, including from state attorneys general and the U.S. Department of Justice relating to the business practices of customers or suppliers. We generally respond to such subpoenas and requests in a timely and thorough manner, which responses sometimes require considerable time and effort and can result in considerable costs being incurred by us. We expect to incur additional costs in the future in connection with existing and future requests.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 which could materially affect our business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

Option Exchange

As previously disclosed by the Company, on September 18, 2009, the Company’s indirect parent, PTS Holdings Corp. (“PTS”), commenced an offer to all eligible optionholders, to exchange their existing unvested options to purchase shares of PTS common stock for new options with a lower per-share exercise price and new vesting terms (the “Exchange Offer”). On October 16, 2009, PTS completed the Exchange Offer, having received elections to participate in the exchange from 100% of the eligible optionholders. On October 23, 2009, the Company granted new options to the participating optionholders in exchange for the cancellation and forfeiture of their existing unvested options, in accordance with the terms of the Exchange Offer.

In addition to the Exchange Offer, PTS offered to John R. Chiminski, President & Chief Executive Officer and a Director of the Company, and George L. Fotiades, Chairman of the Board and a Director of the Company, the opportunity to exchange their existing unvested options to purchase PTS common stock for new options with a lower per share exercise price and new vesting terms. On October 23, 2009, Messrs. Chiminski and Fotiades were granted new options in exchange for the cancellation and forfeiture of their existing unvested options. In connection with his election to exchange his existing unvested options, Mr. Chiminski was also granted 1,000 restricted stock units subject to similar terms and conditions as those that were granted to him in connection with his commencement of employment.

The terms of the new options granted pursuant to the Exchange Offer, as well as the grants made to Messrs. Chiminski and Fotiades, are governed by the terms of the 2007 PTS Holdings Corp. Stock Incentive Plan. The material terms of the new restricted stock unit and option grants are described in the in the Compensation Discussion and Analysis section of the Company’s Annual Report filed with the SEC on September 28, 2009 under the heading “Option Exchange Offer.”

Chiminski Letter Agreement

In connection with the option exchange offer made to Mr. Chiminski, on October 23, 2009, as described below, the Company and PTS also entered into a letter agreement (the “Letter Agreement”) with Mr. Chiminski, which modifies certain terms of Mr. Chiminski’s employment agreement with the Company and PTS, dated February 23, 2009 (the “Employment Agreement”).

In connection with the commencement of his employment and as required pursuant to the terms of the Employment Agreement, on March 17, 2009, Mr. Chiminski purchased 100 shares of PTS common stock (the “Initial Shares”) at a purchase price of $1,000 per share for an aggregate purchase price of $100,000. Pursuant to the terms of the Letter Agreement, Mr. Chiminski’s obligation to purchase shares was amended to reflect a fair market value of $750 per share, which shall also be applied to the original shares. Accordingly, Mr. Chiminski will be refunded

$25,000 and will then immediately use such amount to purchase an additional 33.333 shares of PTS common stock (the “Additional Shares”). In addition, Mr. Chiminski’s obligations under the Employment Agreement to make additional purchases of PTS common stock have been modified to reduce the purchase price from $1,000 per share to $750 per share.

The Additional Shares will be subject to the terms and conditions of the Management Equity Subscription Agreement made as of March 17, 2009 by and between PTS and Mr. Chiminski, a form of which is attached as an exhibit to the Employment Agreement, and the Securityholders Agreement dated as of May 7, 2007 among PTS and the other parties thereto.

The Employment Agreement has been previously filed by the Company with the SEC as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on March 5, 2009. The Securityholders Agreement has been previously filed by the Company with the SEC as Exhibit 10.11 to the Company’s Registration Statement on Form S-4 filed on December 6, 2007.

Sale of the North Raleigh, North Carolina facility

On November 13, 2009, Catalent entered into and consummated an agreement to sell its North Raleigh, North Carolina sterile injectables facility to a third party. As of and for the quarter ended September 30, 2009, the North Raleigh, North Carolina facility was classified as held for sale on the Company’s balance sheet and included in discontinued operations on the Company’s Statement of Operations and Cash Flows for all periods presented. The charges incurred in connection with the sale were not material to the consolidated financial position or results of operations of the Company.

Item 6.	EXHIBITS

Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date: November 13, 2009	By:	/s/ John R. Chiminski
John R. Chiminski President & Chief Executive Officer

Date: November 13, 2009	By:	/s/ Matthew M. Walsh
Matthew M. Walsh Senior Vice President & Chief Financial Officer