Form 10-Q
period 2009-12-31
Catalent Pharma Solutions, Inc.
filed 2010-02-12
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

As of February 12, 2010, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. We disclaim any duty to update any forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in the Catalent Pharma Solution Inc.’s (“Catalent” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and the following:

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions)

Unaudited

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008
Net revenue	$433.5	$394.5	$849.1	$811.6
Cost of products sold	315.1	298.4	625.5	624.4

Gross margin	118.4	96.1	223.6	187.2
Selling, general and administrative expenses	76.2	67.4	146.7	141.0
Impairment charges and loss/(gain) on sale of assets	0.2	(0.2)	244.2	(0.1)
Restructuring and other special items	4.5	2.0	7.1	4.6

Operating earnings (loss)	37.5	26.9	(174.4)	41.7
Interest expense, net	44.1	49.9	84.7	98.2
Other (income)/expense, net	(9.5)	66.4	21.1	20.2

Earnings/(loss) from continuing operations before income taxes	2.9	(89.4)	(280.2)	(76.7)
Income tax expense/ (benefit)	18.4	6.9	7.8	(0.4)

Earnings/(loss) from continuing operations	(15.5)	(96.3)	(288.0)	(76.3)
Loss from discontinued operations	(5.3)	(6.3)	(6.3)	(9.8)

Net earnings/(loss)	(20.8)	(102.6)	(294.3)	(86.1)
Less: Net earnings/ (loss) attributable to noncontrolling interest	0.9	(0.1)	(0.9)	(1.9)

Net earnings/(loss) attributable to Catalent	$(21.7)	$(102.5)	$(293.4)	$(84.2)

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except shares)

Unaudited

	December 31, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$90.2	$63.9
Trade receivables, net	240.0	252.4
Inventories, net	167.8	182.0
Prepaid expenses and other	97.0	89.5
Assets held for sale	—	18.2

Total current assets	595.0	606.0
Property and equipment, net	783.0	810.4
Other assets:
Goodwill	896.5	1,082.7
Other intangibles, net	352.2	396.5
Deferred income taxes	190.4	184.4
Other	47.2	51.8

Total assets	$2,864.3	$3,131.8

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$24.9	$64.2
Accounts payable	115.9	127.0
Other accrued liabilities	223.3	192.7
Liabilities held for sale	—	6.2

Total current liabilities	364.1	390.1
Long-term obligations, less current portion	2,318.7	2,283.1
Pension liability	104.6	104.7
Deferred income taxes	237.3	236.6
Other liabilities	39.8	36.8
Commitments and contingencies (see Note 14)
Shareholder’s equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—
Additional paid in capital	1,071.5	1,071.0
Accumulated deficit	(1,291.5)	(998.1)
Accumulated other comprehensive income	19.2	4.5

Total Catalent shareholder’s equity	(200.8)	77.4

Noncontrolling interest	0.6	3.1

Total equity	(200.2)	80.5

Total liabilities and equity	$2,864.3	$3,131.8

The accompanying notes are an integral part of these consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholder’s Equity

(in millions)

Unaudited

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Non controlling Interest	Total Equity
Balance at June 30, 2009	$—	$1,071.0	$(998.1)	$4.5	$3.1	$80.5
Equity contribution		0.5				0.5
Comprehensive income/(loss):
Net loss			(293.4)		(0.9)
Distribution related to noncontrolling interest					(1.7)
Foreign currency translation adjustments, net of tax				19.9	0.1
Deferred compensation, net of tax				(0.2)
Change in unrealized gain/(loss) on derivatives, net of tax				(5.0)
Total comprehensive loss						(281.2)
Equity compensation		—				—

Balance at December 31, 2009	$—	$1,071.5	$(1,291.5)	$19.2	$0.6	$(200.2)

The accompanying notes are an integral part of this consolidated financial statement

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

Unaudited

	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings / (loss)	$(294.3)	$(86.1)
Loss from discontinued operations	(6.3)	(9.8)

Earnings / (loss) from continuing operations	(288.0)	(76.3)
Adjustments to reconcile earnings/(loss) from continued operations to net cash from operations
Depreciation and amortization	63.9	76.0
Unrealized foreign currency transaction (gains)/ losses, net	14.7	9.9
Amortization of debt financing costs	4.8	4.8
Deferral of interest through issuance of Paid in kind securities	29.0	—
Asset impairments and (gain)/loss on sale of assets	244.2	(0.1)
Equity compensation	0.2	2.3
Benefit for deferred income taxes	(6.3)	(10.2)
Provisions for bad debts and inventory	4.8	7.6
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	15.0	43.0
Decrease/(increase) in inventories	13.1	(18.7)
(Decrease)/increase in accounts payable	(13.0)	(28.9)
Other accrued liabilities and operating items, net	29.9	(16.5)

Net cash provided by (used in) operating activities from continuing operations	112.3	(7.1)

Net cash provided by (used in) operating activities from discontinued operations	(8.5)	2.1

Net cash provided by (used in) operating activities	103.8	(5.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	0.5	1.8
Additions to property and equipment	(36.8)	(29.5)

Net cash used in investing activities from continuing operations	(36.3)	(27.7)
Net cash provided by (used in) investing activities from discontinuing operations	10.5	(0.8)

Net cash used in investing activities	(25.8)	(28.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(3.6)	(5.5)
Repayments in revolver credit facility	(36.0)	(25.0)
Borrowings from revolver credit facility	—	104.0
Repayments of long-term obligations	(11.7)	(11.4)
Payment of noncontrolling interest dividend	(1.7)	(3.3)
Equity (redemption) contributions	0.5	(1.3)

Net cash (used in) provided by financing activities from continuing operations	(52.5)	57.5

Net cash (used in) provided by from discontinued operations	—	—

Net cash (used in) provided by financing activities	(52.5)	57.5

Effect of foreign currency	0.8	(10.1)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	26.3	13.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63.9	72.4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90.2	$86.3

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$51.2	$92.6
Taxes paid	$8.6	$8.2

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

The Company announced, during the first quarter of fiscal year 2010, the formation of a new business unit: Development and Clinical Services. The re-organization resulted in certain clinical service businesses being moved out of the Packaging segment and into the Development and Clinical Services segment and certain analytical and regulatory service businesses being moved out of the Sterile Technology segment and into the Development and Clinical Services segment. There were no other changes to our reporting segments.

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

Goodwill

The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with Accounting Standard Codification (“ASC”) 350- Goodwill – Intangible and Other Assets, (“ASC 350”). Under ASC 350, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize and comparative market information. Goodwill and other indefinite-lived intangible assets are tested for impairment and written down to fair value, in accordance with ASC 350. The Company’s impairment analysis is primarily based on a discounted cash flow analysis and incorporates assumptions that it believes marketplace participants would utilize. The discount rate used for impairment testing is based on the risk-free rate plus an adjustment for market and company-specific risk factors. The use of alternative estimates, or adjusting the discount rate used could affect the estimated fair value of the assets and potentially result in more or less impairment. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company performed an interim impairment analysis during the first quarter of fiscal 2010, which indicated that the carrying value of the net assets of the Packing Services reporting unit and Sterile Blow-Fill-Seal reporting unit exceeded their estimated fair value. As a result of its interim impairment analyses performed during the first quarter of fiscal 2010, the Company recorded impairment charges related to goodwill. See Note 3 to the unaudited Consolidated Financial Statements for further discussion.

Property and Equipment and Other Definite Lived Intangible Assets

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360 – Property, Plant and Equipment (“ASC 360”). This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Statements of Operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arms length transactions. As a result of recording the goodwill impairment in the first quarter of fiscal 2010, the Company completed a review of property and equipment and other definite-lived intangible assets under ASC 360 for recoverability and recorded impairment charges to other definite-lived intangible assets and property and equipment. See Note 4 and Note 5 to the unaudited Consolidated Financial Statements for further discussion.

Recent Financial Accounting Standards

In October 2009, the FASB issued Accounting Standard Update No. 2009-13 “Multiple Deliverable Revenue Arrangements”, an amendment to the accounting standards related to the accounting for revenue derived from arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items under the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. We do not expect this standard, which will become effective for the Company on July 1, 2010, to have a material impact on the Company’s consolidated financial statements.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (the “Codification”) became the authoritative source of accounting principles to be applied to financial statements prepared in accordance with GAAP. In accordance with the Codification, any references to accounting literature will be to the relevant topic of the Codification or will be presented in plain English. The Codification is not intended to change or alter existing GAAP. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

Effective June 30, 2009, the Company adopted a newly issued accounting standard related to accounting for and disclosure of subsequent events in its consolidated financial statements. This standard provides the authoritative guidance for subsequent events that was previously addressed only in United States auditing standards. This standard establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance for noncontrolling interests. The guidance establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted this standard effective July 1, 2009 and for all reporting periods thereafter. Adoption did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications have been made to conform the prior periods consolidated financial statements and notes to the current period presentation, including reclassifications related to the Company’s new reporting segment structure and the adoption of authoritative guidance for noncontrolling interests.

2.	DISCONTINUED OPERATIONS

On November 13, 2009, Catalent completed the sale of its North Raleigh, North Carolina sterile injectables facility to a third party for an amount which approximated fair value. The operating results of this facility are included in the Consolidated Statement of Operations for the three and six months ended December 31, 2009. In addition, included in the Consolidated Statements of Operations for the three and six months ended December 31, 2008, were the operating results of the North Raleigh, NC and Company’s former facilities based in Osny, France, which was sold on March 30, 2009.

Summarized Consolidated Statements of Operations data for these discontinued operations are as follows:

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008
(in millions)
Net revenue	$1.5	$8.9	$7.1	$17.1

Loss before income taxes	(5.3)	(9.4)	(6.3)	(15.1)
Income tax (benefit)/expense	—	(3.1)	—	(5.3)

Loss from discontinued operations, net of tax	$(5.3)	$(6.3)	$(6.3)	$(9.8)

The balance sheet data for these discontinued operations is as follows:

	December 31, 2009	June 30, 2009
(in millions)
Assets held for sale
Current assets	$—	$4.9
Property and equipment	—	13.3

Total assets held for sale	$—	$18.2

Liabilities held for sale
Current liabilities	$—	$6.2
Other liabilities	—	—

Total liabilities held for sale	$—	$6.2

3.	GOODWILL

The following table summarizes the changes between June 30, 2009 and December 31, 2009 in the carrying amount of goodwill in total and by reporting segment:

(in millions)	Oral Technologies	Sterile Technologies	Packaging Services	Development and Clinical Services	Total
Balance at June 30, 2009	$867.1	$158.3	$32.0	$25.3	$1,082.7
Foreign currency translation adjustments	4.1	—	0.4	—	4.5
Impairments	—	(158.3)	(32.4)	—	(190.7)

Balance at December 31, 2009	$871.2	$—	$—	$25.3	$896.5

In connection with ASC 350, the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. The Company uses comparative market information and other factors to corroborate the discounted cash flow results.

Due to declining revenue and cash flows in the Sterile Blow-Fill-Seal reporting unit, the Company concluded that goodwill impairment indicators existed as of September 30, 2009. As a result, the Company performed an interim goodwill impairment analysis during the first quarter of fiscal 2010. The Company’s initial impairment analysis under step one of ASC 350 indicated that the carrying value of the net assets of the Sterile Blow-Fill-Seal reporting unit exceeded its estimated fair value. As a result, the Company was required to complete the goodwill impairment test under step two of ASC 350 to determine the amount, if any, of goodwill impairment charges to be recorded by the Company. Step two of ASC 350 required the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill. The Company concluded that its carrying value exceeded the fair value during the first quarter of fiscal 2010 and recorded a non-cash goodwill impairment charge of $158.3 million.

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

Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying value of the Packaging Services reporting unit exceeded the estimated fair value at September 30, 2009. As a result, the Company identified an impairment of goodwill and recorded a non-cash charge of $32.4 million related to the Packaging Services reporting unit in the September 30, 2009 Consolidated Statements of Operations. Impairment charges are recorded within the Consolidated Statements of Operations as Impairment charges and (gain)/loss on sale of assets.

4.	OTHER INTANGIBLE ASSETS

Other intangible assets with definite lives are being amortized using the straight-line method over periods that range from twelve to twenty years. The details of other intangible assets subject to amortization by class as of December 31, 2009 and June 30, 2009, are as follows:

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
December 31, 2009
Amortized intangibles:
Core technology	20.0 years	$148.8	$(20.6)	$128.2
Customer relationships	12.0 years	71.3	(28.9)	42.4
Product relationships	12.0 years	235.8	(54.2)	181.6

Total amortized intangible assets		$455.9	$(103.7)	$352.2

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2009
Amortized intangibles:
Core technology	20.0 years	$146.8	$(16.6)	$130.2
Customer relationships	12.0 years	99.8	(25.9)	73.9
Product relationships	12.0 years	237.0	(44.6)	192.4

Total amortized intangible assets		$483.6	$(87.1)	$396.5

Amortization expense for the three and six months ended December 31, 2009 were $8.0 million and $16.7 million, respectively, and for the three and six months ended December 31, 2008 were $9.5 million and $19.7 million, respectively. Amortization expense is estimated to be:

(in millions)	Remainder fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014
Amortization expense	$15.9	$31.9	$31.9	$31.9	$31.9

In conjunction with the goodwill impairment identified in the first quarter of fiscal 2010, the Company completed its review of the impairment of other definite-lived intangible assets under ASC 350 within the Packaging Services segment and recorded a non-cash charge to other definite-lived intangible assets impairments of $9.7 million on the Statement of Operations relating to customer relationship intangible assets. In addition, during the first quarter of fiscal 2010, the Company made a determination that certain other definite-lived intangible assets within the Sterile Technologies segment had become impaired and recorded a non-cash charge of $18.9 million as a result of unfavorable business performance during fiscal 2010. Impairment charges were recorded within the Consolidated Statements of Operations as Impairment charges and loss/ (gain) on sale of asset.

5.	PROPERTY AND EQUIPMENT IMPAIRMENT CHARGES

The Company completed an interim goodwill impairment assessment under ASC 350 during the first fiscal quarter, which resulted in a non-cash charge to goodwill impairment on the Consolidated Statements of Operations. In conjunction with the goodwill impairment, the Company completed the required review of long-lived assets under ASC 360 within the Packaging Services segment to test for recoverability and recorded a non-cash charge of approximately $24.9 million during the three months ended September 30, 2009. Impairment charges are recorded within the Consolidated Statements of Operations as impairment charges and gain/ (loss) on sale of assets.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges for financial reporting purposes is recorded in Accumulated Other Comprehensive Income on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended December 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of December 31, 2009, the Company had six outstanding interest rate derivatives with a combined $460.0 million and €115.0 million notional value accreting to $760.0 million and €240.0 million notional, respectively, on June 30, 2010 through maturity of June 30, 2013. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $19.3 million will be reclassified as an increase to interest expense.

Non-designated Hedges of Interest Rate Risk

Derivatives not designated as hedges for financial accounting purposes are not speculative and are used to manage the Company’s economic exposure to interest rate movements but, as of December 31, 2009, do not meet the hedge accounting requirements for financial reporting purposes of ASC 815 Derivatives and Hedging. Changes in the fair value of derivatives not designated as a hedge for financial accounting purposes are recorded directly into earnings as other expense. As of December 31, 2009, the Company had ¥2.5 billion notional value outstanding derivative maturing on April 15, 2013 that was not designated for accounting purposes as a hedge in qualifying hedging relationships:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	1	¥2,450,000,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2009 and June 30, 2009.

	Fair Values of Derivative Instruments
	Liability Derivatives As of December 31, 2009		Liability Derivatives As of June 30, 2009
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other accrued liabilities	$35.9	Other accrued liabilities	$19.4
Total derivatives designated as hedging instruments under ASC 815:		$35.9		$19.4
Derivatives not designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other accrued liabilities	$0.5	Other accrued liabilities	$8.7
Total derivatives not designated as hedging instruments under ASC 815:		$0.5		$8.7

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the three and six months ended December 31, 2009.

(in millions)	The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Six Months Ended December 31, 2009
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended:
Interest Rate Swaps	$(2.8)	Interest expense, net	$(5.5)	Other income /expense, net	$(0.1)
Six Months Ended:
Interest Rate Swaps	$(17.7)	Interest expense, net	$(10.9)	Other income /expense, net	$(0.5)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Three Months Ended:
Interest Rate Swaps	Other income /expense, net	$0.1
Six Months Ended:
Interest Rate Swaps	Other income /expense, net	$(3.3)

7.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. The statement establishes a three-level hierarchy to prioritize the inputs used in measuring fair value. The levels within the hierarchy are described in the table below with level 1 having the highest priority and level 3 having the lowest.

Fair value under ASC 820 is principally applied to financial assets and liabilities such as derivative instruments consisting of interest rate swaps. The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements using:
(in millions)	Total	Level 1	Level 2	Level 3
Assets
Collateral on interest rate swaps	$9.0	$9.0	$—	$—

Liabilities
Interest rate swaps	$(36.4)	$—	$(36.4)	$—

(a)	Level 1 – Based on quoted market prices in active markets.

(b)	Level 2 – Based on observable inputs other than level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

(c)	Level 3 – Based on unobservable inputs that are supported by little or no market activity and that are financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Cash and Cash Equivalents

The fair value of cash and cash equivalents is estimated on the quoted market price of the investments. The carrying amounts of cash and equivalents approximate their fair value because of the short-term maturities of these items.

Long-Term Obligations

The estimated fair value of long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities and considers collateral, if any.

The Company uses interest rate swaps to manage interest rates on its variable rate long-term debt obligations. The carrying amounts of cash and equivalents, trade receivables, inventories, accounts payable, and other assets and accrued liabilities at December 31, 2009 approximate their fair value because of the short-term maturity of these items.

Derivative Instruments

Currently, the Company uses interest rate swaps to manage interest rate risk. The fair value of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) and derived from observed market interest rate curves. In addition, to comply with the provision of ASC 820, credit valuation adjustments, which consider the impact of any credit enhancements on the contracts, are incorporated in the fair values to account for potential nonperformance risk. See Note 6 to the unaudited Consolidated Financial Statements for further discussion.

The carrying amounts and the estimated fair values of financial instruments as of December 31, 2009 and June 30, 2009, are as follows:

	December 31, 2009		June 30, 2009
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,343.6	$2,008.2	$2,347.3	$1,572.7
LIBOR interest rate swap	24.7	24.7	19.4	19.4
EURIBOR interest rate swap	11.2	11.2	8.1	8.1
TIBOR interest rate swap	0.5	0.5	0.6	0.6

The fair values are based on quoted market prices for the same or similar instruments and/or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

8.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following at December 31, 2009 and June 30, 2009:

(in millions)	Maturity	December 31, 2009	June 30, 2009
Senior Secured Credit Facilities
Term loan facility Dollar-denominated	April 2014	$1,033.5	$1,038.8
Term loan facility Euro-denominated	April 2014	373.1	365.4
9 1/2 % Senior Toggle Notes	April 2015	594.0	565.0
9 3/4 % Senior Subordinated Euro-denominated Notes	April 2017	311.2	303.2
Revolving Credit Agreement ($350 million facility)	April 2013	—	36.0
Other Obligations		31.8	38.9

Total		2,343.6	2,347.3
Less: current portion and other short-term borrowings		24.9	64.2

Long-term obligations, less current portion and short-term borrowings		$2,318.7	$2,283.1

The Company has the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its Senior Toggle Notes in lieu of making cash interest payments. While the Company has sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company elected to do so for the October 15, 2009 interest payment date as an efficient and cost-effective method to further enhance liquidity in light of the substantial dislocation in the financial markets. With respect to the interest that was due on such notes on the October 15, 2009 interest payment date, the Company made such interest payment by issuing paid in kind securities. During the PIK election period, both the Senior Toggle Notes and PIK interest amount are subject to an interest rate of 10.25%. The Company must make an election regarding whether subsequent interest payments will be made entirely in cash, entirely through PIK interest or 50% in cash and 50% in PIK interest not later than the start of the applicable interest period.

9.	INCOME TAXES

The Company’s provision for income taxes relative to earnings/(loss) from continuing operations before income taxes and noncontrolling interest was a provision of $7.8 million for the six months ended December 31, 2009, as compared to a benefit of $0.4 million for the six months ended December 31, 2008. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. The provision for the six months ended December 31, 2009 includes the tax impact of asset impairments that were recorded during the period. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Germany, the United Kingdom and France. With few exceptions, we are no longer subject to non-U.S. income tax examinations for years prior to 2001. Under the terms of the purchase agreement related to the Acquisition, the Company is indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of December 31, 2009, approximately $12.8 million of unrecognized tax benefits and related interest is subject to indemnification by Cardinal.

In June 2006, the Financial Accounting Standards Board issued an accounting standard regarding the accounting for uncertainty in income taxes, which is now a component of ASC 740 Income Taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with ASC 740. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company adopted the provisions of ASC 740 on July 1, 2007. As a result, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of December 31, 2009, the Company had a total of $57.1 million of unrecognized tax benefits. Of this amount, $44.3 million represents the amount of unrecognized tax benefits, including interest and penalties, which, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expenses. As of December 31, 2009, the Company has approximately $5.7 million of accrued interest and penalties related to uncertain tax positions.

10.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of the Company’s net periodic benefit costs are as follows:

(in millions)	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008
Components of net periodic benefit cost:
Service cost	$0.6	$0.5	$1.2	$1.0
Interest cost	3.5	3.3	7.0	7.1
Expected return on plan assets	(2.2)	(2.2)	(4.4)	(4.8)
Amortization (1)	0.4	(0.2)	0.8	(0.4)

Net amount recognized	$2.3	$1.4	$4.6	$2.9

(1)	Amount represents the amortization of unrecognized actuarial gains.

11.	RELATED PARTY TRANSACTIONS

Advisor Transaction and Management Fees. In connection with the Acquisition, the Successor entered into a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investors’ investment in Phoenix.

The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the three and six months ended December 31, 2009, approximately $2.5 million and $5.0 million, respectfully, of this accrued fee was expensed in selling, general and administrative expenses in the statement of operations.

12.	COMPREHENSIVE INCOME/(LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) for the three and six months ended December 31, 2009 and December 31, 2008 are as follows:

(in millions)	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008
Net earnings/ (loss) before allocation to noncontrolling interest	$(21.7)	$(102.5)	$(293.4)	$(84.2)
Other comprehensive income/(loss)
Foreign currency translation adjustments	1.3	(90.4)	19.9	(211.5)
Deferred compensation	(0.2)	—	(0.2)	—
Change in unrealized gain/ (loss) on derivatives	4.8	(9.5)	(5.0)	(7.4)

Comprehensive income/(loss)	$5.9	$(99.9)	$14.7	$(218.9)

Total comprehensive income/(loss) before allocation to noncontrolling interest	(15.8)	(202.4)	(278.7)	(303.1)
Less: Comprehensive income/(loss) attributable to noncontrolling interest	(0.8)	(3.8)	(2.5)	(6.0)

Comprehensive loss attributable to Catalent	$(16.6)	$(206.2)	$(281.2)	$(309.1)

Accumulated other comprehensive income/(loss) consists of:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Deferred Compensation	Pension Liability Adjustments	Other Comprehensive Income/(Loss)
Balance at June 30, 2009	$49.4	$(23.0)	$—	$(21.9)	$4.5
Activity, net of tax	19.9	(5.0)	(0.2)	—	14.7

Balance at December 31, 2009	$69.3	$(28.0)	$(0.2)	$(21.9)	$19.2

13.	EQUITY BASED COMPENSATION

The following table summarizes the impact of the equity-based compensation expense recorded in the Company’s Statement of Operations:

(in millions)	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008
Stock compensation expense in selling, general and administrative	$1.3	$0.9	$0.2	$2.3

On October 23, 2009, the Company, through its Board of Directors, established a program by which eligible stock options could, at the election of the option holder, be exchanged for new options in connection with the Stock Option Exchange (“SOE”) program. The option exchange was accounted for in accordance with ASC 718 Compensation – Stock Compensation.

The activity of the equity-based compensation program for the six months ended December 31, 2009 is presented below:

	Time Based Awards	Performance Based Awards	Market Based Awards
(in dollars)	Number of Shares	Number of Shares	Number of Shares
Balance at June 30, 2009	26,047	17,155	24,648
Granted	29,827	10,117	24,911
Exchanged	(17,079)	(14,822)	(22,312)
Exercised	—	—	—
Forfeited	(3,232)	(2,334)	(2,334)

Balance at December 31, 2009	35,563	10,116	24,913

In addition to nonqualified stock options at the six months ended December 31, 2009, the Company had outstanding 3,000 Restricted Stock Units (“RSU”) with respect to compensation for a participant to receive shares of common stock equal to the units vested upon settlement.

14.	COMMITMENTS AND CONTINGENCIES

The Company, along with several pharmaceutical companies, currently is named in eighty-seven civil lawsuits by those purportedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including making a determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

From time to time the Company may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects, and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant. The Company intends to vigorously defend ourselves against such other litigation and does not currently believe that the outcome of any such other litigation will have a material adverse effect on the Company’s financial statements.

15.	SEGMENT INFORMATION

During the first quarter of fiscal 2010, the Company introduced the formation of a new business unit: Development and Clinical Services. The Development and Clinical Services segment provides services to pharmaceutical and biotech companies and others that conduct drug and vaccine R&D. This new business unit resulted in new reporting segments as determined in accordance with ASC 280 - Segment Reporting, and the Company’s future reporting unit structure, as determined by ASC 350.

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

The following tables include net revenue and EBITDA during the three and six months ended December 31, 2009:

(in millions)	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008
Oral Technologies
Net revenue	$249.3	$221.6	$483.8	$458.8
Segment EBITDA	59.1	50.5	106.7	94.6
Sterile Technologies
Net revenue	60.8	50.8	122.2	109.5
Segment EBITDA	8.0	5.3	18.5	15.5
Packaging Services
Net revenue	94.7	94.0	183.9	189.2
Segment EBITDA	10.7	4.4	16.4	8.5
Development and Clinical Services
Net revenue	41.9	41.1	82.4	78.7
Segment EBITDA	7.7	3.8	13.5	5.8

Inter-segment revenue elimination	(13.2)	(13.0)	(23.2)	(24.6)
Unallocated Costs(1)	(7.9)	(65.6)	(285.8)	(25.0)

Combined Total
Net revenue	433.5	394.5	849.1	811.6
EBITDA from continuing operations	$77.6	$(1.6)	$(130.7)	$99.4

(1)	Unallocated costs include special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008
Impairment charges and (gain)/loss on sale of assets	$(0.2)	$0.2	$(244.2)	$0.1
Equity compensation	(1.3)	(0.9)	(0.2)	(2.3)
Restructuring and other special items	(4.5)	(2.0)	(7.1)	(4.6)
Transitional costs	(3.8)	—	(5.0)	—
Sponsor advisory fee	(2.5)	(2.5)	(5.0)	(5.0)
Noncontrolling interest	(0.9)	0.1	0.9	1.9
Other income (expense), net	9.5	(66.4)	(21.1)	(20.2)
Non-allocated corporate costs, net	(4.2)	5.9	(4.1)	5.1

Total unallocated costs	$(7.9)	$(65.6)	$(285.8)	$(25.0)

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA:

(in millions)	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008
Earnings/(loss) from continuing operations	$(15.5)	$(96.3)	$(288.0)	$(76.3)
Depreciation and amortization	31.5	37.8	63.9	76.0
Interest expense, net	44.1	49.9	84.7	98.2
Income tax benefit/(expense)	18.4	6.9	7.8	(0.4)
Noncontrolling interest	(0.9)	0.1	0.9	1.9

EBITDA	$77.6	$(1.6)	$(130.7)	$99.4

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial Statements:

(in millions)	December 31, 2009	June 30, 2009
Assets
Oral Technologies	$2,177.6	$2,206.1
Sterile Technologies	257.4	429.1
Packaging Services	481.7	537.8
Development and Clinical Services	151.0	139.6
Corporate and eliminations	(203.4)	(199.0)
Assets held for sale	—	18.2

Total assets	$2,864.3	$3,131.8

16.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at December 31, 2009 and June 30, 2009, are detailed in the following tables.

Inventories

Work-in-process and finished goods inventories include raw materials, labor and overhead. Inventories consisted of the following:

(in millions)	December 31, 2009	June 30, 2009
Raw materials and supplies	$106.5	$105.3
Work-in-process	20.0	23.9
Finished goods	62.3	72.5

Total inventory, gross	188.8	201.7
Inventory reserves	(21.0)	(19.7)

Total inventory, net	$167.8	$182.0

Prepaid and other assets

Prepaid and other assets consist of the following:

(in millions)	December 31, 2009	June 30, 2009
Prepaid expenses	$17.8	$18.2
Spare parts supplies	13.6	12.1
Deferred taxes	15.6	15.7
Other current assets	50.0	43.5

Total prepaid and other assets	$97.0	$89.5

Property and equipment

Property and equipment consists of the following:

(in millions)	December 31, 2009	June 30, 2009
Land, buildings and improvements	$408.9	$403.9
Machinery and equipment	526.7	536.4
Furniture and fixtures	9.9	10.0
Construction in progress	61.4	56.8

Property and equipment, at cost	1,006.9	1,007.1
Accumulated depreciation	(223.9)	(196.7)

Property and equipment, net	$783.0	$810.4

Other assets

Other assets consist of the following:

(in millions)	December 31, 2009	June 30, 2009
Deferred long term debt financing costs	$38.5	$42.4
Other	8.7	9.4

Total other assets	$47.2	$51.8

Other accrued liabilities

Other accrued liabilities consist of the following:

(in millions)	December 31, 2009	June 30, 2009
Accrued employee-related expenses	$59.3	$64.8
Restructuring accrual	8.0	4.8
Deferred income tax	17.0	16.2
Accrued interest	19.3	19.0
Interest rate swaps	36.4	28.1
Accrued income tax	18.1	4.8
Other accrued liabilities and expenses	65.2	55.0

Total other accrued liabilities	$223.3	$192.7

17.	SUBSEQUENT EVENTS

In the preparation of its consolidated financial statements, Catalent completed an evaluation of the impact of any subsequent events through February 12, 2010, the date these financial statements were issued, and determined there were no subsequent events requiring disclosure in or adjustment to these financial statements.

18.	GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS

All obligations under the senior secured credit agreement, the Senior Toggle Notes and the Senior Subordinated Notes are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.

The following condensed financial information presents the Company’s Consolidating Balance Sheet as of December 31, 2009 and as of June 30, 2009 and the Consolidating Statements of Operations for three and six months ended December 31, 2009 and December 31, 2008 and Cash Flows for the six months ended December 31, 2009 and December 31, 2008 for: (a) Catalent Pharma Solutions, Inc. (“Issuer” and/or “Parent”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Three Months Ended December 31, 2009

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$160.2	$278.0	$(4.7)	$433.5
Cost of products sold	—	105.7	214.1	(4.7)	315.1

Gross margin	—	54.5	63.9	—	118.4
Selling, general and administrative expenses	1.3	45.0	29.9	—	76.2
Impairment charges and (gain)/loss on sale of assets	—	—	0.2	—	0.2
Restructuring and other special items	—	2.0	2.5	—	4.5

Operating earnings/(loss)	(1.3)	7.5	31.3	—	37.5
Interest expense, net	40.3	—	3.8	—	44.1
Other (income)/expense, net	(20.1)	(42.3)	(42.4)	95.3	(9.5)

Earnings/(loss) from continuing operations before income taxes	(21.5)	49.8	69.9	(95.3)	2.9
Income tax (benefit)/expense	0.2	1.5	16.7	—	18.4

Earnings/(loss) from continuing operations	(21.7)	48.3	53.2	(95.3)	(15.5)
Loss from discontinued operations	—	(5.3)	—	—	(5.3)

Net earnings/(loss)	(21.7)	43.0	53.2	(95.3)	(20.8)
Less: Net earnings/(loss) attributable to noncontrolling interest	—	—	0.9	—	0.9

Net earnings/(loss) attributable to Catalent	$(21.7)	$43.0	$52.3	$(95.3)	$(21.7)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Six Months Ended December 31, 2009

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$311.7	$547.3	$(9.9)	$849.1
Cost of products sold	—	210.1	425.3	(9.9)	625.5

Gross margin	—	101.6	122.0	—	223.6
Selling, general and administrative expenses	0.2	86.5	60.0	—	146.7
Impairment charges and (gain)/loss on sale of assets	—	205.4	38.8	—	244.2
Restructuring and other special items	—	3.9	3.2	—	7.1

Operating earnings/(loss)	(0.2)	(194.2)	20.0	—	(174.4)
Interest expense, net	81.7	—	3.0	—	84.7
Other (income)/expense, net	211.0	(51.5)	(7.8)	(130.6)	21.1

Earnings/(loss) from continuing operations before income taxes	(292.9)	(142.7)	24.8	130.6	(280.2)
Income tax (benefit)/expense	0.5	3.7	3.6	—	7.8

Earnings/(loss) from continuing operations	(293.4)	(146.4)	21.2	130.6	(288.0)
Loss from discontinued operations	—	(6.3)	—	—	(6.3)

Net earnings/(loss)	(293.4)	(152.7)	21.2	130..6	(294.3)
Less: Net earnings/(loss) attributable to noncontrolling interest	—	—	(0.9)	—	(0.9)

Net earnings/(loss) attributable to Catalent	$(293.4)	$(152.7)	$22.1	$130.6	$(293.4)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Three Months Ended December 31, 2008

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$157.9	$244.8	$(8.2)	$394.5
Cost of products sold	—	109.1	197.5	(8.2)	298.4

Gross margin	—	48.8	47.3	—	96.1
Selling, general and administrative expenses	2.3	37.9	27.2	—	67.4
Impairment charges and (gain)/loss on sale of assets	—	—	(0.2)	—	(0.2)
Restructuring and other special items	—	1.8	0.2	—	2.0

Operating earnings/(loss)	(2.3)	9.1	20.1	—	26.9
Interest expense, net	48.4	(0.1)	1.6	—	49.9
Other (income)/expense, net	49.4	(3.8)	61.2	(40.4)	66.4

Earnings/(loss) from continuing operations before income taxes	(100.1)	13.0	(42.7)	40.4	(89.4)
Income tax (benefit)/expense	2.4	(0.4)	4.9	—	6.9

Earnings/(loss) from continuing operations	(102.5)	13.4	(47.6)	40.4	(96.3)
Loss from discontinued operations	—	(5.6)	(0.7)	—	(6.3)

Net earnings/(loss)	(102.5)	7.8	(48.3)	40.4	(102.6)
Less: Net earnings/(loss) attributable to noncontrolling interest	—	—	(0.1)	—	(0.1)

Net earnings/(loss) attributable to Catalent	$(102.5)	$7.8	$(48.2)	$40.4	$(102.5)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Six Months Ended December 31, 2008

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$314.2	$509.9	$(12.5)	$811.6
Cost of products sold	—	221.3	415.6	(12.5)	624.4

Gross margin	—	92.9	94.3	—	187.2
Selling, general and administrative expenses	2.3	82.5	56.2	—	141.0
Impairment charges and (gain)/loss on sale of assets	—	—	(0.1)	—	(0.1)
Restructuring and other special items	—	4.2	0.4	—	4.6

Operating earnings/(loss)	(2.3)	6.2	37.8	—	41.7
Interest expense, net	96.1	—	2.1	—	98.2
Other (income)/expense, net	(16.6)	(7.4)	68.8	(24.6)	20.2

Earnings/(loss) from continuing operations before income taxes	(81.8)	13.6	(33.1)	24.6	(76.7)
Income tax (benefit)/expense	2.4	(0.4)	(2.4)	—	(0.4)

Earnings/(loss) from continuing operations	(84.2)	14.0	(30.7)	24.6	(76.3)
Loss from discontinued operations	—	(9.0)	(0.8)	—	(9.8)

Net earnings/(loss)	(84.2)	5.0	(31.5)	24.6	(86.1)
Less: Net earnings/(loss) attributable to noncontrolling interest	—	—	(1.9)	—	(1.9)

Net earnings/(loss) attributable to Catalent	$(84.2)	$5.0	$(29.6)	$24.6	$(84.2)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

December 31, 2009

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$4.0	$12.7	$73.5	$—	$90.2
Trade receivables, net	—	80.9	159.1	—	240.0
Intercompany receivables	—	143.8	337.9	(481.7)	—
Inventories, net	—	42.0	125.8	—	167.8
Prepaid expenses and other	17.5	29.1	50.4	—	97.0
Assets held for sale	—	—	—	—	—

Total current assets	21.5	308.5	746.7	(481.7)	595.0
Property and equipment, net	—	333.2	449.8	—	783.0
Goodwill, net	—	308.1	588.4	—	896.5
Other intangibles, net	—	128.8	223.4	—	352.2
Investment in subsidiaries	2,446.6	—	—	(2,444.6)	2.0
Inter-company loan receivable	—	0.7	(0.2)	(0.5)	—
Deferred income taxes	96.1	45.7	48.6	—	190.4
Other assets	40.5	5.0	1.8	(2.1)	45.2

Total assets	$2,604.7	$1,130.0	$2,058.5	$(2,928.9)	$2,864.3

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.4	$2.3	$8.2	$—	$24.9
Accounts payable	—	23.3	92.6	—	115.9
Intercompany accounts payable	420.4	—	—	(420.4)	—
Other accrued liabilities	54.9	92.7	75.7	—	223.3
Liabilities held for sale	—	—	—	—	—

Total current liabilities	489.7	118.3	176.5	(420.4)	364.1
Long-term obligations, less current portion	2,297.4	2.2	19.1	—	2,318.7
Intercompany long-term debt	31.4	—	30.5	(61.9)	—
Pension liability	—	17.1	87.5	—	104.6
Deferred income taxes	14.6	137.6	85.1	—	237.3
Other liabilities	—	11.4	28.4	—	39.8
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,071.5	—	—	—	1,071.5
Shareholder’s equity	—	848.1	1,598.5	(2,446.6)	—
Accumulated deficit	(1,291.5)	—	—	—	(1,291.5)
Accumulated other comprehensive income/(loss)	(8.4)	(4.7)	32.3	—	19.2

Total shareholder’s equity	(228.4)	843.4	1,630.8	(2,446.6)	(200.8)

Noncontrolling interest	—	—	0.6	—	0.6

Total equity	(228.4)	843.4	1,631.4	(2,446.6)	(200.2)

Total liabilities and shareholder’s equity	$2,604.7	$1,130.0	$2,058.5	$(2,928.9)	$2,864.3

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2009

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$—	$4.3	$59.6	$—	$63.9
Trade receivables, net	—	73.6	178.8	—	252.4
Intercompany receivables	—	52.7	208.6	(261.3)	—
Inventories, net	—	50.1	131.9	—	182.0
Prepaid expenses and other	8.5	29.1	51.9	—	89.5
Assets held for sale	—	18.2	—	—	18.2

Total current assets	8.5	228.0	630.8	(261.3)	606.0
Property and equipment, net	—	356.1	454.3	—	810.4
Goodwill, net	—	480.4	602.3	—	1,082.7
Other intangibles, net	—	160.9	235.6	—	396.5
Investment in subsidiaries	2,577.2	—	—	(2,575.2)	2.0
Intercompany long-term receivable	—	0.7	7.2	(7.9)	—
Deferred income taxes	96.6	49.0	38.8	—	184.4
Other assets	44.5	5.7	1.7	(2.1)	49.8

Total assets	$2,726.8	$1,280.8	$1,970.7	$(2,846.5)	$3,131.8

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$55.2	$1.6	$7.4	$—	$64.2
Accounts payable	—	32.8	94.2	—	127.0
Intercompany accounts payable	224.0	—	—	(224.0)	—
Other accrued liabilities	45.9	80.5	66.3	—	192.7
Liabilities held for sale	—	6.2	—	—	6.2

Total current liabilities	325.1	121.1	167.9	(224.0)	390.1
Long-term obligations, less current portion	2,258.0	3.1	22.0	—	2,283.1
Intercompany long-term debt	45.4	—		(45.4)	—
Other liabilities	14.6	163.6	199.9	—	378.1
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,071.0	—	—	—	1,071.0
Shareholder’s equity	—	1,000.7	1,576.4	(2,577.1)	—
Accumulated deficit	(998.1)	—	—	—	(998.1)
Accumulated other comprehensive income/(loss)	10.8	(7.7)	1.4	—	4.5

Total shareholder’s equity	83.7	993.0	1,577.8	(2,577.1)	77.4

Noncontrolling interest	—	—	3.1	—	3.1

Total equity	83.7	993.0	1,580.9	(2,577.1)	80.5

Total liabilities and shareholder’s equity	$2,726.8	$1,280.8	$1,970.7	$(2,846.5)	$3,131.8

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Six Months Ended December 31, 2009

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(293.4)	$(152.7)	$21.2	$130.6	$(294.3)
Loss from discontinued operations	—	(6.3)	—	—	(6.3)

Earnings/(loss) from continuing operations	(293.4)	(146.4)	21.2	130.6	(288.0)
Adjustments to reconcile earnings/loss from continued operations to net cash from operations:
Depreciation and amortization	—	28.9	35.0	—	63.9
Unrealized foreign currency transaction losses on Euro-denominated debt	0.2	0.3	14.2	—	14.7
Amortization of debt financing costs	4.8	—	—	—	4.8
Deferral of interest through issuance of paid in kind securities	29.0	—	—	—	29.0
Asset impairments and (gain)/loss on sale of assets	—	205.4	38.8	—	244.2
Equity compensation	0.2	—	—	—	0.2
Income from subsidiaries	130.6	—	—	(130.6)	—
Benefit for deferred income taxes	0.5	2.7	(9.5)	—	(6.3)
Provisions for bad debts and inventory	—	0.6	4.2	—	4.8
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	(7.4)	22.4	—	15.0
Decrease/(Increase) in inventories	—	7.6	5.5	—	13.1
Increase/(Decrease) in accounts payable	—	(9.5)	(3.5)	—	(13.0)
Other accrued liabilities and operating items, net	(6.0)	12.2	23.7	—	29.9

Net cash provided by/(used in) operating activities from continuing operations	(134.1)	94.4	152.0	—	112.3
Net cash provided by/(used in) operating activities from discontinued operations	—	(8.5)	—	—	(8.5)

Net cash provided by/(used in) operating activities	(134.1)	85.9	152.0	—	103.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	0.5	—	—	0.5
Additions to property and equipment	—	(7.8)	(29.0)	—	(36.8)

Net cash used in investing activities from continuing operations	—	(7.3)	(29.0)	—	(36.3)
Net cash used in investing activities from discontinued operations	—	10.5	—	—	10.5

Net cash used in investing activities	—	3.2	(29.0)	—	(25.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	184.9	(79.9)	(105.0)	—	—
Net change in short-term borrowings	(4.2)	—	0.6	—	(3.6)
Repayments in revolver credit facility	(36.0)	—	—	—	(36.0)
Borrowings from revolver credit facility	—	—	—	—	—
Repayments in long-term obligations	(7.1)	(0.8)	(3.8)	—	(11.7)
Payment of noncontrolling interest dividend	—	—	(1.7)	—	(1.7)
Equity (redemption) contribution	0.5	—	—	—	0.5

Net cash (used in)/ provided by financing activities from continuing operations	138.1	(80.7)	(109.9)	—	(52.5)
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	138.1	(80.7)	(109.9)	—	(52.5)

Effect of foreign currency on cash	—	—	0.8	—	0.8
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	4.0	8.4	13.9	—	26.3
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	4.3	59.6	—	63.9

CASH AND EQUIVALENTS AT END OF PERIOD	$4.0	$12.7	$73.5	$—	$90.2

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Six Months Ended December 31, 2008

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(84.2)	$5.0	$(31.5)	$24.6	$(86.1)
Loss from discontinued operations	—	(9.0)	(0.8)	—	(9.8)

Earnings/(loss) from continuing operations	(84.2)	14.0	(30.7)	24.6	(76.3)
Adjustments to reconcile earnings/loss from continued operations to net cash from operations:
Depreciation and amortization	—	35.7	40.3	—	76.0
Unrealized foreign currency transaction losses on Euro-denominated debt	(45.9)	1.3	54.5	—	9.9
Amortization of debt financing costs	4.8	—	—	—	4.8
Asset impairments and (gain)/loss on sale of assets	—	—	(0.1)	—	(0.1)
Equity compensation	2.3	—	—	—	2.3
Income from subsidiaries	24.6	—	—	(24.6)	—
Benefit for deferred income taxes	2.4	(0.2)	(12.4)		(10.2)
Provisions for bad debts and inventory	—	3.7	3.9	—	7.6
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	26.3	16.7	—	43.0
Decrease/(Increase) in inventories	—	(2.1)	(16.6)	—	(18.7)
Increase/(Decrease) in accounts payable	—	(18.4)	(10.5)	—	(28.9)
Other accrued liabilities and operating items, net	(3.2)	(23.2)	9.9	—	(16.5)

Net cash provided by/(used in) operating activities from continuing operations	(99.2)	37.1	55.0	—	(7.1)
Net cash provided by/(used in) operating activities from discontinued operations	—	(0.1)	2.2	—	2.1

Net cash provided by/ (used in) operating activities	(99.2)	37.0	57.2	—	(5.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	—	1.8	—	1.8
Additions to property and equipment	—	(10.5)	(19.0)	—	(29.5)

Net cash used in investing activities from continuing operations	—	(10.5)	(17.2)	—	(27.7)
Net cash used in investing activities from discontinued operations	—	(0.1)	(0.7)	—	(0.8)

Net cash used in investing activities	—	(10.6)	(17.9)	—	(28.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	33.4	(9.3)	(24.1)	—	—
Net change in short-term borrowings	74.7	—	(80.2)	—	(5.5)
Repayments in revolver credit facility	—	—	(25.0)	—	(25.0)
Borrowings from revolver credit facility	—	—	104.0	—	104.0
Repayments in long-term obligations	(7.1)	(0.8)	(3.5)	—	(11.4)
Payment of noncontrolling interest dividend	—	—	(3.3)	—	(3.3)
Equity contributions	(1.3)	—	—	—	(1.3)

Net cash (used in)/ provided by financing activities from continuing operations	99.7	(10.1)	(32.1)	—	57.5
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	99.7	(10.1)	(32.1)		57.5

Effect of foreign currency on cash	—		(10.1)	—	(10.1)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	0.5	16.3	(2.9)	—	13.9
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	12.2	60.2	—	72.4

CASH AND EQUIVALENTS AT END OF PERIOD	$0.5	$28.5	$57.3	$—	$86.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Catalent Pharma Solutions, Inc. is one of the leading providers of advanced dose form and packaging technologies and development, manufacturing and packaging services for pharmaceutical, biotechnology and consumer healthcare companies. The Company’s proprietary drug delivery and packaging technologies help our customers achieve their desired clinical and market outcomes and are used in many well-known products. The Company’s business is comprised of four operating segments: Oral Technologies, Sterile Technologies, Packaging Services and Development and Clinical Services.

On August 20, 2009, the Company announced the formation of a new business unit: Development and Clinical Services. By bringing together parts of the Company’s business that provide services to pharmaceutical and biotech companies and others that provide drug and vaccine R&D services, we believe that leveraging the natural synergies and relationships that exist among these service-oriented capabilities will help accelerate the Company’s growth.

Critical Accounting Policies and Estimates

The preparation of financial statements are in conformity with generally accepted accounting principles and the release of FASB Accounting Standards CodificationTM (“Codification”) on July 1, 2009 (“GAAP”). These standards require management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset impairment, equity-based compensation, income taxes, derivative financial instruments, self insurance accruals, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts.

There were no significant changes to these policies or in the underlying accounting assumptions and estimates used in the critical accounting policies from those disclosed in the Company’s fiscal 2009 Annual Report on Form 10-K.

Recent Financial Accounting Standards

In October 2009, the FASB issued Accounting Standard Update No. 2009-13 “Multiple Deliverable Revenue Arrangements”, an amendment to the accounting standards related to the accounting for revenue derived from arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items under the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. We do not expect this standard, which will become effective for the Company on July 1, 2010, to have a material impact on the Company’s consolidated financial statements.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (the “Codification”) became the authoritative source of accounting principles to be applied to financial statements prepared in accordance with GAAP. In accordance with the Codification, any references to accounting literature will be to the relevant topic of the Codification or will be presented in plain English. The Codification is not intended to change or alter existing GAAP. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

Effective June 30, 2009, the Company adopted a newly issued accounting standard related to accounting for and disclosure of subsequent events in its consolidated financial statements. This standard provides the authoritative guidance for subsequent events that was previously addressed only in United States auditing standards. This standard establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued authoritative guidance for noncontrolling interests. The guidance establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted this standard effective July 1, 2009 and for all reporting periods thereafter. Adoption did not have a material impact on the Company’s consolidated financial statements.

Results of Operations

Management measures operating performance based on net earnings before interest expense, expense/(benefit) for income taxes, noncontrolling interest and depreciation and amortization (“EBITDA”). The term EBITDA is not defined under U.S. GAAP. EBITDA is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP and is subject to important limitations. We believe that the presentation of EBITDA enhances an investor’s understanding of the Company’s financial performance. We believe that EBITDA is a useful financial metric to assess the Company’s operating performance from period to period by excluding certain items that we believe are not representative of the Company’s core business. We also believe EBITDA is useful to assess the Company’s ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures. We use EBITDA for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expenses represent a meaningful portion of the Company’s cost structure. We believe that EBITDA will provide investors with a useful tool for assessing the comparability between periods of the Company’s ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates depreciation and amortization expense. In addition, the Company evaluates the performance of its segments based on segment earnings before noncontrolling interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”).

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

Three Months Ended December 31, 2009 compared to the Three Months Ended December 31, 2008

Results for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 are as follows:

(in millions)	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Increase/(Decrease)
			$	%
Net revenue	$433.5	$394.5	$39.0	10%
Cost of products sold	315.1	298.4	16.7	6%

Gross margin	118.4	96.1	22.3	23%
Selling, general and administrative expense	76.2	67.4	8.8	13%
Impairment charges and (gain)/loss on sale of assets	0.2	(0.2)	0.4	*
Restructuring and other special items	4.5	2.0	2.5	*

Operating earnings/(loss)	37.5	26.9	10.6	39%
Interest expense, net	44.1	49.9	(5.8)	-12%
Other (income)/expense, net	(9.5)	66.4	(75.9)	*

Loss from continuing operations before income taxes	2.9	(89.4)	92.3	*
Income tax expense (benefit)	18.4	6.9	11.5	*

Earnings/(loss) from continuing operations	(15.5)	(96.3)	80.8	-84%
Loss from discontinued operations	(5.3)	(6.3)	1.0	-16%

Net earnings/(loss)	(20.8)	(102.6)	81.8	-80%
Less: Net earnings/(loss) attributable to noncontrolling interest	0.9	(0.1)	1.0	*

Net earnings/(loss) attributable to Catalent	$(21.7)	$(102.5)	$80.8	-79%

*	Percentage not meaningful

Net Revenue

Net revenue increased $39.0 million compared to the same period a year ago. The weaker U.S. dollar favorably impacted the Company’s revenue by approximately six percentage points, or $23.5 million. Excluding the impact of foreign exchange, net revenue increased by $15.6 million, or 4%, during the three months ended December 31, 2009, primarily due to an increase in demand within the Company’s Oral Technologies and Sterile Technologies segments. Within Oral Technologies, the increase was primarily driven by a demand increase within the Company’s Controlled Release offering and an increase in capacity utilization within the Company’s Zydis delivery platform. Within Sterile Technologies, the increase was primarily driven by favorable pricing and demand for H1N1 flu vaccinations from the Company’s pre-filled syringe facility in Belgium.

Gross Margin

Gross margin increased $22.3 million, or 23%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted the Company’s gross margin by approximately five percentage points, or $5.1 million. Excluding the impact of foreign exchange, gross margin increased by $17.2 million, or 18%, primarily due to the revenue increases within the Company’s Oral Technologies and Sterile Technologies segments as discussed above. Also contributing to the gross margin improvement is favorable product mix within Packaging Services, and manufacturing indirect cost savings across all reporting segments, led by the Packaging Services and Development and Clinical Services segments.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by approximately 13%, or $8.8 million, compared to the comparable period in the prior second quarter of fiscal 2009. The weaker U.S. dollar increased the Company’s selling, general and administrative expense by approximately 4%, or $2.8 million. Excluding the impact of foreign exchange, selling, general and administrative expenses increased 9%, or $6.0 million, as compared to the same period a year ago, primarily due to an increase in R&D spending within the Company’s segments.

Restructuring and Other Special Items

Restructuring and other special items charges of $4.5 million for the three months ended December 31, 2009 increased by $2.5 million compared to the same period from a year ago. The current period charges are primarily related to asset impairments of facilities expected to be closed or downsized and additional costs associated with real estate exited in a prior period.

Interest Expense, net

Interest expense, net decreased by $5.8 million for the three months ended December 31, 2009 compared to the same period ended December 31, 2008, primarily due to a lower interest rate on the un-hedged portion of the floating-rate term loans.

Other (Income)/Expense, net

Other expense, net decreased by $75.9 million for the three months ended December 31, 2009 compared to the same three months of the prior fiscal year primarily resulting from recording non-cash unrealized foreign currency translation gains of $13.0 million during the second quarter of fiscal year 2010 compared with $59.4 million of non-cash unrealized foreign currency translation losses in the second quarter of fiscal year 2009.

Provision/(Benefit) for Income Taxes

The Company’s effective tax rate reflects tax benefits derived from operations outside the United States, some of which are taxed at rates lower than the U.S. statutory rate of 35%. For the three months ended December 31, 2009, the Company’s income tax provision was $18.4 million and relative to income from continuing operations before income taxes of $2.9 million. Generally, fluctuations in the effective tax rate are primarily due to changes in geographic pretax income resulting from the Company’s business mix and changes in the tax impact of restructuring and other special items and other discrete items, which may have unique tax implications depending on the nature of the item.

Segment Review

The Company’s results on a segment basis for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 are as follows:

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Increase/(Decrease)
(in millions)			$	%
Oral Technologies
Net revenue	$249.3	$221.6	$27.7	13%
Segment EBITDA	59.1	50.5	8.6	17%
Sterile Technologies
Net revenue	60.8	50.8	10.0	20%
Segment EBITDA	8.0	5.3	2.7	51%
Packaging Services
Net revenue	94.7	94.0	0.7	1%
Segment EBITDA	10.7	4.4	6.3	*
Development and Clinical Services
Net revenue	41.9	41.1	0.8	2%
Segment EBITDA	7.7	3.8	3.9	*
Inter-segment revenue elimination	(13.2)	(13.0)	(0.2)	2%
Unallocated costs (1)	(7.9)	(65.6)	57.7	-88%
Combined Total
Net revenue	433.5	394.5	39.0	10%
EBITDA from continuing operations	$77.6	$(1.6)	$79.2	*

*	Percentage not meaningful

(1)	Unallocated costs includes special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
Impairment charges and gain/(loss) on sale of assets	$(0.2)	$0.2
Equity compensation	(1.3)	(0.9)
Restructuring and other special items	(4.5)	(2.0)
Transitional costs	(3.8)	—
Sponsor advisory fee	(2.5)	(2.5)
Noncontrolling interest, net	(0.9)	0.1
Other income/(expense), net	9.5	(66.4)
Non-allocated corporate costs, net	(4.2)	5.9

Total unallocated costs	$(7.9)	$(65.6)

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA

(in millions)	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
Earnings/(loss) from continuing operations	$(15.5)	$(96.3)
Depreciation and amortization	31.5	37.8
Interest expense, net	44.1	49.9
Income tax expense (benefit)	18.4	6.9
Noncontrolling interest	(0.9)	0.1

EBITDA	$77.6	$(1.6)

Oral Technologies segment

Net revenues increased by 13%, or $27.7 million, compared to the same period a year ago. The weaker U.S. dollar positively impacted Oral Technologies’ revenue growth by approximately 7%, or $15.6 million. Excluding the impact of foreign exchange rates, net revenues increased by 6%, or $12.1 million. This increase was primarily related to stronger demand for the Company’s Controlled Release offering and increased capacity utilization within the Company’s Zydis delivery platform during the second quarter of fiscal 2010.

Segment EBITDA increased by 17%, or $8.6 million. Oral Technologies’ EBITDA was positively impacted by the weaker U.S. dollar by approximately 4%, or $2.2 million. Excluding the impact of foreign exchange rates, the increase was $6.4 million, or 13%, which was primarily related to the previously mentioned Controlled Release volume increase and Zydis increased capacity utilization.

Sterile Technologies segment

Net revenues increased by 20%, or $10.0 million. The weaker U.S. dollar positively impacted Sterile Technologies’ revenue growth by approximately 8%, or $4.0 million. Excluding the impact of foreign exchange rates, net revenues increased 12%, or $6.0 million, which was primarily due to favorable pricing and demand for H1N1 flu vaccinations from the Company’s pre-filled syringe facility in Belgium.

Segment EBITDA increased by 51%, or $2.7 million. The weaker U.S. dollar positively impacted Sterile Technologies’ EBITDA growth by approximately 19%, or $1.0 million. Excluding the impact of foreign exchange rates, the $1.7 million increase was primarily due to seasonal H1N1 flu vaccination favorable pricing and increased overall flu vaccine demand at the Company’s Belgium facility, as discussed above. Manufacturing indirect and SG&A cost savings also contributed.

Packaging Services segment

Net revenues increased by 1%, or $0.7 million. The weaker U.S. dollar positively impacted the segment’s revenue growth by approximately 3%, or $3.0 million. Excluding the impact of foreign exchange rates, net revenues decreased by approximately 2%, or $2.3 million, which was primarily related to lower demand within the Company’s North American printing facilities, driven by a reduction in customers’ volumes due to lower market demand.

Segment EBITDA increased $6.3 million. Packaging Services’ EBITDA was positively impacted by the weaker U.S. dollar by approximately 10%, or $0.4 million. Excluding the impact of foreign exchange, the increase was $5.9 million, which was primarily related to manufacturing indirect cost savings, as well as an increase in demand at several of the Company’s North American and European Commercial Packaging facilities due to the H1N1 pandemic, which was partially offset by lower market demand within the Company’s Printed Component facilities.

Development and Clinical Services segment

Net revenues increased by 2%, or $0.8 million. The weaker U.S. dollar positively impacted the segment’s revenue growth by approximately 3%, or $1.4 million. Excluding the impact of foreign exchange rates, revenues decreased 1%, or $0.6 million, which was primarily due to a modest net decrease in demand for Clinical Services at several of the Company’s North American and European facilities.

Segment EBITDA increased $3.9 million. Development and Clinical Services’ EBITDA was positively impacted by the weaker U.S. dollar by approximately 12%, or $0.4 million. Excluding this impact, the increase was $3.5 million, which was primarily due to favorable product mix within the Company’s Clinical Services facilities and the implementation of manufacturing indirect and SG&A cost saving efficiencies within the Company’s Development and Clinical Services facilities.

Six Months Ended December 31, 2009 compared to the Six Months Ended December 31, 2008

Results for the six months ended December 31, 2009 compared to the six months ended December 31, 2008 are as follows:

(in millions)	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008	Increase/(Decrease)
			$	%
Net revenue	$849.1	$811.6	$37.5	5%
Cost of products sold	625.5	624.4	1.1	*

Gross margin	223.6	187.2	36.4	19%
Selling, general and administrative expense	146.7	141.0	5.7	4%
Impairment charges and (gain)/loss on sale of assets	244.2	(0.1)	244.3	*
Restructuring and other special items	7.1	4.6	2.5	54%

Operating earnings/(loss)	(174.4)	41.7	(216.1)	*
Interest expense, net	84.7	98.2	(13.5)	-14%
Other (income)/expense, net	21.1	20.2	0.9	4%

Loss from continuing operations before income taxes	(280.2)	(76.7)	(203.5)	*
Income tax expense (benefit)	7.8	(0.4)	8.2	*

Earnings/(loss) from continuing operations	(288.0)	(76.3)	(211.7)	*
Loss from discontinued operations	(6.3)	(9.8)	3.5	-36%

Net earnings/(loss)	(294.3)	(86.1)	(208.2)	*
Less: Net earnings/(loss) attributable to noncontrolling interest	(0.9)	(1.9)	1.0	-53%

Net earnings/(loss) attributable to Catalent	$(293.4)	$(84.2)	$(209.2)	*

*	Percentage not meaningful

Net Revenue

Net revenue increased $37.5 million compared to the same period a year ago. The weaker U.S. dollar favorably impacted the Company’s revenue by less than one percent, or $2.8 million. Excluding the impact of foreign exchange, net revenue increased by $34.7 million during the six months ended December 31, 2009, primarily due to an increase in demand within the Company’s Oral Technologies and Sterile Technologies segments. Within Oral Technologies, the increase was primarily driven by a demand increase within the Company’s Controlled Release offering and an increase in capacity utilization within the Company’s Zydis delivery platform. Within Sterile Technologies, the increase was primarily driven by favorable pricing and an increased demand for seasonal and H1N1 flu vaccines within the Company’s Belgium, pre-filled syringe facility.

Gross Margin

Gross margin increased $36.4 million, or 19%, compared to the same period a year ago. The impact of foreign exchange was immaterial for the six months ended December 31, 2009. The increase in gross margin was primarily due to the revenue increases within the Company’s Oral Technologies and Sterile Technologies segments as discussed above, as well as manufacturing indirect cost savings across all reporting segments, led by Packaging Services and Development and Clinical Services.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by approximately 4%, or $5.7 million, compared to the comparable period of fiscal 2009. The weaker U.S. dollar increased the Company’s selling, general and administrative expenses by less than one percent, or $0.5 million, compared to the prior fiscal year. Excluding the impact of foreign exchange, selling, general and administrative expenses increased 4%, or $5.2 million, as compared to the same period a year ago, primarily due to an increase in R&D spending within the Company’s segments.

Restructuring and Other Special Items

Restructuring and other special items charges of $7.1 million for the six months ended December 31, 2009 increased $2.5 million as compared to the same period from a year ago. The current period charges are primarily related to asset impairments of facilities expected to be closed and additional costs associated with real estate exited in a prior period.

Interest Expense, net

Interest expense, net decreased by $13.5 million for the six months ended December 31, 2009 compared to the same period ended December 31, 2008, primarily due to a lower interest rate on the un-hedged portion of the Company’s floating-rate term loans.

Other Expense, net

Other expense, net increased by $0.9 million for the six months ended December 31, 2009 compared to the same six months of the prior fiscal year primarily as a result of the Company recording non-cash unrealized foreign currency translation losses of $14.7 million during the first half of fiscal year 2010 compared with $64.6 million of unrealized losses in the first half of fiscal year 2009. This amount was offset by $54.2 million of non-cash unrealized foreign currency translation gains recorded in the prior fiscal year on the Company’s Euro-denominated long-term debt. For the first three months of the six month period end December 31, 2009, non-cash unrealized transaction (gains)/ losses related to the Company’s Euro-denominated long-term debt obligations were recorded in the income statement. Effective October 1, 2009, the non-cash unrealized transaction (gains)/ losses were recorded within Accumulated Other Comprehensive Income/(Loss) on the Company’s Consolidated Balance Sheet.

Provision/(Benefit) for Income Taxes

The Company’s effective tax rate reflects tax benefits derived from operations outside the United States, some of which are taxed at rates lower than the U.S. statutory rate of 35%. For the six months ended December 31, 2009, the Company’s income tax provision was $7.8 million and relative to loss from continuing operations before income taxes of $280.2 million. The income tax provision relative to earnings/(loss) from continuing operations before income taxes and noncontrolling interest was 2.8% and 0.5% for the six months ended December 31, 2009 and 2008, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in the Company’s geographic pretax income resulting from the Company’s business mix and changes in the tax impact of restructuring and other special items and other discrete items, which may have unique tax implications depending on the nature of the item.

Segment Review

The Company’s results on a segment basis for the six months ended December 31, 2009 compared to the six months ended December 31, 2008 are as follows:

(in millions)	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008	Increase/(Decrease)
			$	%
Oral Technologies
Net revenue	$483.8	$458.8	$25.0	5%
Segment EBITDA	106.7	94.6	12.1	13%
Sterile Technologies
Net revenue	122.2	109.5	12.7	12%
Segment EBITDA	18.5	15.5	3.0	19%
Packaging Services
Net revenue	183.9	189.2	(5.3)	-3%
Segment EBITDA	16.4	8.5	7.9	93%
Development and Clinical Services
Net revenue	82.4	78.7	3.7	5%
Segment EBITDA	13.5	5.8	7.7	*
Inter-segment revenue elimination	(23.2)	(24.6)	1.4	-6%
Unallocated costs (1)	(285.8)	(25.0)	(260.8)	*
Combined Total
Net revenue	849.1	811.6	37.5	5%
EBITDA from continuing operations	$(130.7)	$99.4	$(230.1)	*

*	Percentage not meaningful

(1)	Unallocated costs includes special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008
Impairment charges and gain/(loss) on sale of assets	$(244.2)	$0.1
Equity compensation	(0.2)	(2.3)
Restructuring and other special items	(7.1)	(4.6)
Transitional costs	(5.0)	—
Sponsor advisory fee	(5.0)	(5.0)
Noncontrolling interest, net	0.9	1.9
Other income/(expense), net	(21.1)	(20.2)
Non-allocated corporate costs, net	(4.1)	5.1

Total unallocated costs	$(285.8)	$(25.0)

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA:

(in millions)	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008
Earnings/(loss) from continuing operations	$(288.0)	$(76.3)
Depreciation and amortization	63.9	76.0
Interest expense, net	84.7	98.2
Income tax expense (benefit)	7.8	(0.4)
Noncontrolling interest	0.9	1.9

EBITDA	$(130.7)	$99.4

Oral Technologies segment

Net revenues increased by 5%, or $25.0 million, compared to the same period a year ago. Foreign exchange had an immaterial impact on the segment’s revenue growth. Excluding the impact of foreign exchange rates, net revenues increased by 5%, or $23.0 million. This increase was primarily related to stronger demand for the Company’s Controlled Release offering and increased capacity utilization within the Company’s Zydis delivery platform during the six months of fiscal 2010.

Segment EBITDA increased by 13%, or $12.1 million. Oral Technologies’ EBITDA was immaterially impacted by foreign exchange. Excluding the impact of foreign exchange rates, the increase was $12.5 million, which was primarily related to the previously mentioned Controlled Release volume increase and the Zydis increased capacity utilization.

Sterile Technologies segment

Net revenues increased by 12%, or $12.7 million. The weaker U.S. dollar positively impacted Sterile Technologies’ revenue growth by approximately 2%, or $2.3 million. Excluding the impact of foreign exchange rates, net revenues increased 10%, or $10.4 million, which was primarily due to favorable pricing and demand for H1N1 flu vaccines from the Company’s pre-filled syringe facility in Belgium.

Segment EBITDA increased by 19%, or $3.0 million. The weaker U.S. dollar positively impacted Sterile Technologies’ EBITDA growth by approximately 2%, or $0.4 million. Excluding the impact of foreign exchange rates, the $2.6 million, or 17%, increase was primarily due to the seasonal H1N1 flu vaccination favorable pricing and increased demand at the Company’s Belgium facility, as discussed above. Manufacturing indirect cost savings also contribute to the favorability.

Packaging Services segment

Net revenues decreased by 3%, or $5.3 million. Foreign exchange rates had an immaterial impact on the segment’s results. The decrease was primarily related to lower demand within the Company’s North American printing facilities, driven by a reduction in certain customers’ volumes due to lower market demand.

Segment EBITDA increased 93%, or $7.9 million, primarily due to significant manufacturing indirect cost savings, as well as an increase in demand at several of the Company’s North American and European Commercial Packaging facilities due to the H1N1 pandemic, which was partially offset by lower market demand within the Company’s Printed Component facilities. The Packaging Services segment’s EBITDA was immaterially impacted by foreign exchange rates.

Development and Clinical Services segment

Net revenues increased by 5%, or $3.7 million, primarily due to an increase in demand for Clinical Services at the Company’s European facilities. The segment’s net revenue was immaterially impacted by foreign exchange rates.

Segment EBITDA increased $7.7 million, primarily due to the previously mentioned stronger demand with the Company’s European Clinical Services facilities and the implementation of manufacturing indirect and SG&A cost saving efficiencies at the Company’s Development and Clinical Services facilities. The segment’s EBITDA was immaterially impacted by foreign exchange rates.

Liquidity and Capital Resources

Sources and Uses of Cash

The Company’s principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating expenditures, capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of December 31, 2009, the Company’s financing needs were supported by $336.0 million of net available capacity under the Company’s revolving credit agreement, reduced by $14.0 million of outstanding letters of credit. The letters of credit were related to collateral posted on $5.0 million of workers’ compensation insurance and $9.0 million forward interest rate swaps. The Company’s revolving credit agreement matures April 10, 2013. As of December 31, 2009, we had no outstanding borrowings under the Company’s revolving credit agreement.

The Company has the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its Senior Toggle Notes in lieu of making cash interest payments. While the Company has sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company elected to do so for the October 15, 2009 interest payment date as an efficient and cost-effective method to further enhance liquidity in light of the substantial dislocation in the financial markets. With respect to the interest that was due on such notes on the October 15, 2009 interest payment date, the Company made such interest payment by issuing PIK securities. During the PIK election period, both the Senior Toggle Notes and PIK interest amount are subject to an interest rate of 10.25%. The Company must make an election regarding whether subsequent interest payments will be made entirely in cash, entirely through PIK interest or 50% in cash and 50% in PIK interest not later than the start of the applicable interest period.

Although no assurances can be given, we continue to believe that the Company’s cash from operations and available borrowings under the Company’s revolving credit facility will be adequate to meet the Company’s future liquidity needs for at least the next twelve months.

Cash Flows

The following table summarizes the Company’s statement of cash flows from continuing operations:

(in millions)	Six Months Ended December 31, 2009	Six Months Ended December 31, 2008	$ Change
Net cash provided by/(used in):
Operating activities	$112.3	$(7.1)	$119.4
Investing activities	(36.3)	(27.7)	(8.6)
Financing activities	(52.5)	57.5	(110.0)

Operating activities

For the six month period ended December 31, 2009, cash provided by operating activities was $112.3 million compared to cash used in operating activities of $7.1 million for the six month period ended December 31, 2008. Cash provided by operating activities for the six months ended December 31, 2009 was largely due to improved working capital, improved margins and lower cash interest payments on debt and other obligations for the six months ended December 31, 2009 as compared with the six months ended December 31, 2008.

Investing activities

For the six month period ended December 31, 2009, cash used in investing activities was $36.3 million, an increase of $8.6 million compared to the six month period ending December 31, 2008, primarily due to an increase in capital expenditures during the fiscal 2010 period.

Financing activities

For the six month period ended December 31, 2009, cash used in financing activities was $52.5 million compared to cash provided by financing activities of $57.5 million in the same period a year ago. Cash used in the fiscal 2010 period was mainly attributable to $36.0 million repayment of the revolving credit facility and $17.0 million net repayment of other short and long-term obligations. Cash provided by financing activities in the fiscal 2009 period was mainly due to net borrowings of $79.0 million from the revolving credit facility, offset by net repayment of $20.2 million in short and long-term obligations.

Debt and Financing Arrangements

At the end of December 31, 2009, the Company had outstanding interest rate swaps as derivative instruments to manage the risk associated with the Company’s floating rate debt. The unrealized losses on the Company’s interest rate swaps that are considered to be effective cash flow hedges were $35.9 million, net of tax, and were recorded within Accumulated Other Comprehensive Income on the Company’s balance sheet at December 31, 2009. The unrealized (gains)/losses on the Company’s interest rate swaps that are not designated as effective cash flow hedges for financial accounting purposes were $(0.1) million and $3.3 million, respectively, and were recorded in other expense, net on the Company’s Consolidated Statements of Operations for the three and six months ended December 31, 2009, respectively.

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with the Company’s floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on the Company’s future interest expense. As of December 31, 2009, we had seven interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate loans due in May 2013 and April 2014. These agreements include four U.S-denominated, two Euro-denominated and one Yen-denominated interest rate swap agreements.

The current Japanese Yen interest rate swap was designed as an effective economic hedge but is not designated as an effective hedge for hedge accounting and is included in the Consolidated Statements of Operations as Other (Income)/Expense. Conversely, unrealized gains/losses on the U.S. Dollar and Euro interest rate swaps are classified as effective hedges and are included in Accumulated Other Comprehensive Income/(Loss) and the corresponding payables are included in other current liabilities in the Company’s Consolidated Balance Sheet. As of December 31, 2009, the Company was in compliance with all restrictive covenants relating to its long-term obligations.

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

•	a security interest in, and mortgages on, substantially all tangible and intangible assets of the Company and of each guarantor, subject to certain limited exceptions.

Debt Covenants

The senior secured credit agreement and the indentures governing the Senior Toggle Notes and the Senior Subordinated Notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and the Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; in the case of the Company’s senior credit agreement, enter into sale and leaseback transactions, amend material agreements governing the Company’s subordinated indebtedness (including the Senior Subordinated Notes) and change the Company’s lines of business.

The senior credit facility and indentures governing the Senior Toggle Notes and the Senior Subordinated Notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of December 31, 2009, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

Subject to certain exceptions, the senior credit agreement and the indentures governing the notes will permit the Company and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of the Company’s non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans or notes.

As market conditions warrant and subject to the Company’s contractual restrictions and liquidity position, we, the Company’s affiliates and/or the Company’s major equity holders, including Blackstone and its affiliates, may from time to time repurchase the Company’s outstanding debt securities, including the Senior Toggle Notes and the Senior Subordinated Notes and/or the Company’s outstanding bank loans in privately negotiated or open market transactions, by tender or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Company’s existing credit facility. Any new debt may also be secured debt. We may also use available cash on the Company’s balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of the Company’s debt is currently trading at a discount to the face amount, any such purchases may result in the Company’s acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

Under the indentures governing the notes, the Company’s ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indentures).

Adjusted EBITDA is based on the definitions in the Company’s indentures, is not defined under U.S. GAAP, and is subject to important limitations. We have included the calculations of Adjusted EBITDA for the period presented below as Adjusted EBITDA is the covenant compliance measure used in certain covenants under the indentures governing the notes, particularly those governing debt incurrence and restricted payments. Because not all companies use identical calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Adjusted EBITDA

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring and other items that are included in the definitions of EBITDA and consolidated net income as required in the indentures governing the notes. Adjusted EBITDA, among other things:

•	does not include non-cash, stock-based employee compensation expense and certain other non-cash charges;

•	does not include cash and non-cash restructuring, severance and relocation costs incurred to realize future cost savings and enhance the Company’s operations;

•	adds back noncontrolling interest expense, which represents noncontrolling investors’ ownership of certain of the Company’s consolidated subsidiaries and is, therefore, not available to us; and

•	includes estimated cost savings which have not yet been fully reflected in the Company’s results.

The Company’s Adjusted EBITDA for the last twelve months ended December 31, 2009 based on the definitions in the Company’s indentures is calculated as follows:

(in millions)	Last Twelve Months Ended December 31, 2009
Loss from continuing operations	$(485.6)
Interest expense, net	168.1
Income tax (benefit) expense	25.0
Depreciation and amortization	125.3

EBITDA	(167.2)
Equity compensation(1)	(2.4)
Impairment charges and (gain)/loss on sale of assets(2)	439.5
Restructuring and other special items(3)	26.6
Other non-recurring items(4)	2.4
Unrealized foreign exchange loss/(gain) (included in other expense (income), net)(5)	(5.4)
Other adjustments(6)	(0.5)
Advisory monitoring fee(7)	10.0

Adjusted EBITDA	$303.0

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges and losses from the sale of assets not included in restructuring and special items discussed below.

(3)	Restructuring and other special charges of $26.6 million reflect the following:

•

$24.2 million related to restructuring activities. The restructuring programs focus on various aspects of operations, including closing certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure.

•	$2.4 million related to costs incurred to separate from Cardinal.

(4)

Reflects the following items: $1.6 million of severance and recruiting fees associated with the replacement of the Company’s Chief Executive Officer and an additional $0.8 million of other non-recurring items.

(5)

Reflects foreign exchange gain of $12.4 million related to unrealized foreign currency transactions on Euro-denominated debt recorded in non-U.S. dollar currencies and unrealized foreign currency translations recorded on intercompany loans that are denominated in other currencies than the U.S. dollar, and a non-cash unrealized loss of $7.0 million related to derivatives in the Euro and Yen swap agreements.

(6)

Reflects other adjustments required in calculating the Company’s covenant compliance definitions under the indentures governing the Company’s notes, primarily $0.4 million of noncontrolling interest expense, and $0.9 million of severance and relocation costs in selling, general and administrative expenses.

(7)	Represents amount of sponsor advisory fee. See Note 11 of the unaudited Consolidated Financial Statements.

Interest Risk Management

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of December 31, 2009 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with the Company’s floating USD LIBOR and EURIBOR rate debt were designated as effective cash flow hedges. The derivative used to manage the risk associated with the Company’s floating TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt is an effective economic hedge but is not designated as an effective cash flow hedge for financial reporting purposes.

Currency Risk Management

Periodically, we may utilize forward currency exchange contracts to manage the Company’s exposures to the variability of cash flows primarily related to the foreign exchange rate changes of future foreign currency transaction costs. In addition, we may utilize foreign currency forward contracts to protect the value of existing foreign currency assets and liabilities. Currently, we do not utilize foreign currency exchange contracts. We expect to continue to evaluate hedging opportunities for foreign currency in the future.

Contractual Obligations

There have been no material changes outside the ordinary course of business since June 30, 2009 with respect to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements as of December 31, 2009.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with the Company’s long-term debt obligations and foreign exchange rate changes. We utilize derivative financial instruments, such as interest rate swaps, in order to mitigate risk associated with the Company’s variable rate debt. The Company’s exposure to market risks has not materially changed since June 30, 2009.

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with the Company’s floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on the Company’s future interest expense. As of December 31, 2009, we had seven interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with the Company’s floating rate loans due in May 2013 and April 2014. These agreements include four U.S. dollar-denominated, two Euro-denominated and one Yen-denominated interest rate swap agreement(s).

The Japanese Yen interest rate swap is an effective economic hedge but was not designated as an effective cash flow hedge for financial reporting purposes. The change in value is included in the Consolidated Statements of Operations as Other (Income)/Expense, net. Conversely, unrealized gains/losses on the U.S. Dollar and Euro interest rate swaps are classified as effective hedges for financial reporting purposes and are included in Accumulated Other Comprehensive Income/(Loss) and the corresponding payables are included in other current liabilities in the Company’s Consolidated Balance Sheet.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits, currently totaling eighty-seven in number, filed by eighty-six individual plaintiffs (One plaintiff is maintaining two lawsuits involving similar allegations) purportedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. Plaintiffs allege that they suffer from inflammatory bowel disease and other disorders as a result of their ingestion of Amnesteem. The geographic distribution of these eighty-seven lawsuits is as follows: one in the U.S. District Court for the Middle District of North Carolina that has been transferred to the Accutane® (Isotretinoin) federal Multi-District Litigation (“Accutane MDL”) in the Middle District of Florida; two in the Court of Common Pleas, Washington County, Pennsylvania; one in the Superior Court for Los Angeles County, California; one in the U.S. District Court for the Central District of California that has been transferred to the Accutane MDL; one in the Circuit Court, Cook County, Illinois; and eighty-one in the Superior Court, Atlantic County, New Jersey. The New Jersey cases and several of the other cases have been brought by a consortium of plaintiffs’ law firms, including Seeger Weiss. The following discussion contains more detail about the lawsuits.

Eighty-one lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by individual plaintiffs who claim to have ingested not only Amnesteem, but also one or more branded generic isotretinoin products, including Sotret® (Ranbaxy) and/or Claravis® (Barr), as well as Accutane (the pioneer isotretinoin product sold by Hoffmann-La Roche). Thirty-two of these cases allegedly involve the use of both Accutane and one or more of the branded generic forms of isotretinoin. Such cases, including one or more Roche entities as defendants, are filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all New Jersey Accutane lawsuits. The remaining forty-nine cases do not involve the use of Accutane but allegedly involve the use of one or more branded generic isotretinoin products, including Amnesteem. These cases are not part of the Accutane mass tort litigation; these non-mass tort, generics-only cases have been consolidated for discovery purposes but not for trial. However, all eighty-one of the cases, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name pharmaceutical companies whose respective isotretinoin products each plaintiff allegedly ingested.

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

Two additional lawsuits, filed by a single individual plaintiff and appearing to involve only Amnesteem use are pending in California. The first suit was initially filed in Superior Court, Los Angeles County, in July 2007 against Hoffmann-La Roche entities and plaintiff’s treating physicians after which it was discovered that plaintiff ingested Amnesteem rather than Accutane. Consequently, plaintiff added the Company to the lawsuit in October 2008. The lawsuit sets forth the usual array of product liability claims as permitted by California law including negligence, strict liability, breach of express warranty and breach of implied warranty and seeks an unspecified amount of compensatory damages in excess of $25,000. It also includes a medical malpractice claim against the treating physicians. The same plaintiff then filed a second lawsuit against the Company in the same court but did not assert claims against the doctors. The Company therefore removed this second case to the United States District Court for the Central District of California and successfully moved to transfer it to the Accutane MDL. The first case has been stayed pending developments in the second case. Neither case is currently set for trial.

One lawsuit appearing to involve only Amnesteem use was served on the Company in February 2009 and had been pending in the District Court of Bowie County, Texas. This plaintiff ultimately dismissed his Texas lawsuit, shortly after filing a new lawsuit in New Jersey, and this New Jersey lawsuit is included among the above-referenced forty-nine consolidated non-mass tort cases.

One lawsuit allegedly involving Amnesteem, Claravis and Accutane ingestions has been filed in the Circuit Court, Cook County, Illinois. Codefendant Hoffmann-La Roche removed the case to the U.S. District Court for the Northern District of Illinois and then conditionally transferred the case to the Accutane federal MDL. Plaintiff petitioned to remand the case to state court and opposed the conditional transfer to the MDL. The case ultimately was remanded to Circuit Court, Cook County.

Although expressed in various terms, generally speaking, all eighty-seven of these lawsuits set forth some or all of the standard array of product liability claims, including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company’s Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

On February 10, 2010, George Fotiades resigned from his position as Chairman and as a member of the Board of Directors of each of Catalent Pharma Solutions, Inc. (the “Company”) and the Company’s indirect parent corporation, PTS Holdings Corp. (“PTS Holdings”). In addition, on February 11, 2010, Aleksandar Erdeljan resigned from his position as a member of the Board of Directors of each of the Company and PTS Holdings. The Company is grateful to both Mr. Fotiades and Mr. Erdeljan for their dedicated service to each Board.

Item 6.	EXHIBITS

Exhibits:

10.1	Form of Nonqualified Stock Option Agreement (executives) approved October 23, 2009*

10.2	Form of Nonqualified Stock Option Agreement (George L. Fotiades) approved October 23, 2009*

10.3	Form of Nonqualified Stock Option Agreement Amendment (executives and George L. Fotiades) approved October 23, 2009*

10.4	Form of Nonqualified Stock Option Agreement (John R. Chiminski) approved October 23, 2009*

10.5	Form of Restricted Stock Unit Agreement (John R. Chiminski) approved October 23, 2009*

10.6	Letter Agreement, dated October 30, 2009, by and among PTS Holdings Corp., Catalent Pharma Solutions, Inc. and John R. Chiminski*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date: February 12, 2010	By:	/s/ John R. Chiminski
John R. Chiminski President & Chief Executive Officer

Date: February 12, 2010	By:	/s/ Matthew M. Walsh
Matthew M. Walsh Senior Vice President & Chief Financial Officer