Form 10-Q
period 2010-03-31
Catalent Pharma Solutions, Inc.
filed 2010-05-14
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 11, 2010, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions)

Unaudited

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
Net revenue	$431.1	$418.0	$1,280.2	$1,229.6
Cost of products sold	300.9	305.5	926.4	929.9

Gross margin	130.2	112.5	353.8	299.7
Selling, general and administrative expenses	81.1	69.0	227.8	210.0
Impairment charges and (gain)/loss on sale of assets	(0.7)	192.6	243.5	192.5
Restructuring and other	7.7	7.7	14.8	12.3

Operating earnings income/(loss)	42.1	(156.8)	(132.3)	(115.1)
Interest expense, net	37.3	42.0	122.0	140.2
Other (income)/expense, net	0.3	(9.5)	21.4	10.7

Earnings/(loss) from continuing operations before income taxes	4.5	(189.3)	(275.7)	(266.0)
Income tax expense/ (benefit)	7.3	3.8	15.1	3.4

Earnings/(loss) from continuing operations	(2.8)	(193.1)	(290.8)	(269.4)
Earnings/(loss) from discontinued operations	0.6	(12.6)	(5.7)	(22.4)

Net earnings/(loss)	(2.2)	(205.7)	(296.5)	(291.8)
Less: Net earnings/ (loss) attributable to noncontrolling interest	1.2	0.8	0.3	(1.1)

Net earnings/(loss) attributable to Catalent	$(3.4)	$(206.5)	$(296.8)	$(290.7)

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except shares)

Unaudited

	March 31, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$136.8	$63.9
Trade receivables, net	250.9	252.4
Inventories, net	158.3	182.0
Prepaid expenses and other	92.5	89.5
Assets held for sale	—	18.2

Total current assets	638.5	606.0
Property and equipment, net	769.7	810.4
Other assets:
Goodwill	863.5	1,082.7
Other intangibles, net	311.8	396.5
Deferred income taxes	189.7	184.4
Other	44.5	51.8

Total assets	$2,817.7	$3,131.8

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$26.0	$64.2
Accounts payable	116.0	127.0
Other accrued liabilities	269.9	192.7
Liabilities held for sale	—	6.2

Total current liabilities	411.9	390.1
Long-term obligations, less current portion	2,267.6	2,283.1
Pension liability	98.9	104.7
Deferred income taxes	238.6	236.6
Other liabilities	39.4	36.8
Commitments and contingencies (see Note 14)
Shareholder’s equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—
Additional paid in capital	1,072.7	1,071.0
Accumulated deficit	(1,294.9)	(998.1)
Accumulated other comprehensive income	(18.1)	4.5

Total Catalent shareholder’s equity	(240.3)	77.4

Noncontrolling interest	1.6	3.1

Total equity	(238.7)	80.5

Total liabilities and equity	$2,817.7	$3,131.8

The accompanying notes are an integral part of these consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholder’s Equity

(in millions)

Unaudited

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Non controlling Interest	Total Equity
Balance at June 30, 2009	$—	$1,071.0	$(998.1)	$4.5	$3.1	$80.5
Equity contribution		0.5				0.5
Comprehensive loss:
Net (loss)/earnings			(296.8)		0.3
Dividend distribution to noncontrolling interest					(1.7)
Foreign currency translation adjustments, net of tax				(4.0)	(0.1)
Deferred compensation, net of tax				0.1	—
Change in unrealized gain/(loss) on derivatives, net of tax				(18.7)
Total comprehensive loss						(320.9)
Equity compensation		1.2				1.2

Balance at March 31, 2010	$—	$1,072.7	$(1,294.9)	$(18.1)	$1.6	$(238.7)

The accompanying notes are an integral part of this consolidated financial statement

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

Unaudited

	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings / (loss)	$(296.5)	$(291.8)
Loss from discontinued operations	(5.7)	(22.4)

Earnings / (loss) from continuing operations	(290.8)	(269.4)
Adjustments to reconcile earnings/(loss) from continued operations to net cash from operations
Depreciation and amortization	94.9	104.1
Unrealized foreign currency transaction (gains)/ losses, net	14.8	(5.8)
Amortization of debt financing costs	7.2	7.2
Deferral of interest through issuance of paid in kind securities	29.0	—
Asset impairments and (gain)/loss on sale of assets	243.5	192.5
Equity compensation	1.2	2.6
Benefit for deferred income taxes	(4.0)	(9.7)
Provisions for bad debts and inventory	8.4	9.5
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	(3.7)	31.9
Decrease/(increase) in inventories	12.5	(10.7)
(Decrease)/increase in accounts payable	(7.9)	(8.4)
Other accrued liabilities and operating items, net	73.7	34.0

Net cash provided by (used in) operating activities from continuing operations	178.8	77.8

Net cash provided by (used in) operating activities from discontinued operations	(8.5)	3.5

Net cash provided by (used in) operating activities	170.3	81.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	1.0	1.9
Additions to property and equipment	(49.6)	(51.2)

Net cash used in investing activities from continuing operations	(48.6)	(49.3)
Net cash provided by (used in) investing activities from discontinuing operations	10.5	(2.3)

Net cash used in investing activities	(38.1)	(51.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(3.1)	(6.1)
Repayments in revolver credit facility	(36.0)	(25.0)
Borrowings from revolver credit facility	—	104.0
Repayments of long-term obligations	(14.8)	(17.1)
Payment of noncontrolling interest dividend	(1.7)	(3.3)
Equity (redemption) contributions	0.5	(1.3)

Net cash (used in) provided by financing activities from continuing operations	(55.1)	51.2

Net cash (used in) provided by from discontinued operations	—	—

Net cash (used in) provided by financing activities	(55.1)	51.2

Effect of foreign currency	(4.2)	(20.1)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	72.9	60.8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63.9	72.4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136.8	$133.2

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$67.7	$112.2
Taxes paid	$13.3	$15.3

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

Goodwill

The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with Accounting Standard Codification (“ASC”) 350- Goodwill – Intangible and Other Assets, (“ASC 350”). Under ASC 350, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize and comparative market information. Goodwill and other indefinite-lived intangible assets are tested for impairment and written down to fair value, in accordance with ASC 350. The Company’s impairment analysis is primarily based on a discounted cash flow analysis and incorporates assumptions that it believes marketplace participants would utilize. The discount rate used for impairment testing is based on the risk-free rate plus an adjustment for market and company-specific risk factors. The use of alternative estimates, or adjusting the discount rate used could affect the estimated fair value of the assets and potentially result in more or less impairment. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company performed an interim impairment analysis during the first quarter of fiscal 2010, which indicated that the carrying value of the net assets of the Packing Services reporting unit and Sterile Blow-Fill-Seal reporting unit exceeded their estimated fair value. As a result of its interim impairment analyses performed during the first quarter of fiscal 2010, the Company recorded impairment charges related to goodwill in the first fiscal quarter. See Goodwill (Note 3) to the unaudited Consolidated Financial Statements for further discussion.

Property and Equipment and Other Definite Lived Intangible Assets

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360 – Property, Plant and Equipment (“ASC 360”). This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Statements of Operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arms length transactions. As a result of recording the goodwill impairment in the first quarter of fiscal 2010, the Company completed a review of property and equipment and other definite-lived intangible assets under ASC 360 for recoverability and recorded impairment charges to other definite-lived intangible assets and property and equipment in the first fiscal quarter. See Other Intangible Assets (Note 4) and Property and Equipment Asset Impairment (Note 5) to the unaudited Consolidated Financial Statements for further discussion.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (the “Codification”) became the authoritative source of accounting principles to be applied to financial statements prepared in accordance with GAAP. In accordance with the Codification, any references to accounting literature will be to the relevant topic of the Codification or will be presented in plain English. The Codification is not intended to change or alter existing GAAP. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

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

The Company completed its sale of North Raleigh, North Carolina sterile injectables facility on November 13, 2009, to a third party for an amount which approximated fair value. The operating results of this facility are included in the Consolidated Statement of Operations for the nine months ended March 31, 2010. In addition, included in the Consolidated Statements of Operations for the three and nine months ended March 31, 2009, were the operating results of the North Raleigh, NC and the Company’s former facility based in Osny, France, which was sold on March 30, 2009.

Summarized Consolidated Statements of Operations data for these discontinued operations are as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
(in millions)
Net revenue	$1.3	$5.2	$8.4	$22.3

Income (Loss) before income taxes	0.6	(8.1)	(5.7)	(23.2)
Income tax (benefit)/expense	—	4.5	—	(0.8)

Loss from discontinued operations, net of tax	$0.6	$(12.6)	$(5.7)	$(22.4)

The balance sheet data for these discontinued operations is as follows:

	March 31, 2010	June 30, 2009
(in millions)
Assets held for sale
Current assets	$—	$4.9
Property and equipment	—	13.3

Total assets held for sale	$—	$18.2

Liabilities held for sale
Current liabilities	$—	$6.2
Other liabilities	—	—

Total liabilities held for sale	$—	$6.2

3.	GOODWILL

The following table summarizes the changes between June 30, 2009 and March 31, 2010 in the carrying amount of goodwill in total and by reporting segment:

(in millions)	Oral Technologies	Sterile Technologies	Packaging Services	Development and Clinical Services	Total
Balance at June 30, 2009	$867.1	$158.3	$32.0	$25.3	$1,082.7
Foreign currency translation adjustments	(27.6)	—	0.4	(1.3)	(28.5)
Impairments	—	(158.3)	(32.4)	—	(190.7)

Balance at March 31, 2010	$839.5	$—	$—	$24.0	$863.5

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

Other intangible assets with definite lives are being amortized using the straight-line method over periods that range from twelve to twenty years. The details of other intangible assets subject to amortization by class as of March 31, 2010 and June 30, 2009, are as follows:

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
March 31, 2010
Amortized intangibles:
Core technology	20.0 years	$142.8	$(21.5)	$121.3
Customer relationships	12.0 years	50.1	(29.3)	20.8
Product relationships	12.0 years	226.4	(56.7)	169.7

Total amortized intangible assets		$419.3	$(107.5)	$311.8

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2009
Amortized intangibles:
Core technology	20.0 years	$146.8	$(16.6)	$130.2
Customer relationships	12.0 years	99.8	(25.9)	73.9
Product relationships	12.0 years	237.0	(44.6)	192.4

Total amortized intangible assets		$483.6	$(87.1)	$396.5

Amortization expense for the three and nine months ended March 31, 2010 were $7.2 million and $23.9 million, respectively, and for the three and nine months ended March 31, 2009 were $10.6 million and $30.2 million, respectively. Amortization expense is estimated to be:

(in millions)	Remainder fiscal 2010	Fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014
Amortization expense	$7.1	$28.4	$28.4	$28.4	$28.4

In conjunction with the goodwill impairment identified in the first quarter of fiscal 2010, the Company completed its review of the impairment of other definite-lived intangible assets under ASC 350 within the Packaging Services segment and recorded a non-cash charge to other definite-lived intangible assets impairments of $9.7 million on the Statement of Operations relating to customer relationship intangible assets. In addition, during the first quarter of fiscal 2010, the Company made a determination that certain other definite-lived intangible assets within the Sterile Technologies segment had become impaired and recorded a non-cash charge of $15.8 million as a result of unfavorable business performance during fiscal 2010. Impairment charges were recorded within the Consolidated Statements of Operations as Impairment charges and loss/ (gain) on sale of assets.

5.	PROPERTY AND EQUIPMENT IMPAIRMENT CHARGES

The Company completed an interim goodwill impairment assessment under ASC 350 during the first fiscal quarter, which resulted in a non-cash charge to goodwill impairment on the Consolidated Statements of Operations. In conjunction with the goodwill impairment, the Company completed the required review of long-lived assets under ASC 360 within the Packaging Services segment to test recoverability and recorded a non-cash charge of approximately $24.7 million. In addition, the Company determined impairment existed within the Sterile Technologies segment and recorded a non-cash charge of approximately $3.1 million during the three months ended September 30, 2009. Impairment charges are recorded within the Consolidated Statements of Operations as Impairment charges and loss/(gain) on sale of assets. These charges were offset by a net gain on sale of assets totaling $0.5 million for the year to date period.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges for financial reporting purposes is recorded in Accumulated Other Comprehensive Income on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended March 31, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of March 31, 2010, the Company had six outstanding interest rate derivatives. Three of which are effective hedges with a combined notional value of $460.0 million and €115.0 million and three of which become effective July 1, 2010 with a combined notional value of $760.0 million and €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that $23.9 million will be realized as interest expense related to these instruments.

Non-designated Hedges of Interest Rate Risk

Derivatives not designated as hedges for financial accounting purposes are not speculative and are used to manage the Company’s economic exposure to interest rate movements but, as of March 31, 2010, do not meet the hedge accounting requirements for financial reporting purposes of ASC 815 Derivatives and Hedging. Changes in the fair value of derivatives not designated as a hedge for financial accounting purposes are recorded directly into earnings as Other expense. As of March 31, 2010, the Company had a ¥2.3 billion notional value outstanding derivative maturing on April 15, 2013 that was not designated for financial accounting purposes as a hedge in qualifying hedging relationships:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	1	¥2,275,000,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2010 and June 30, 2009.

	Fair Values of Derivative Instruments
	Liability Derivatives As of March 31, 2010		Liability Derivatives As of June 30, 2009
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other accrued liabilities	$46.4	Other accrued liabilities	$19.4
Total derivatives designated as hedging instruments under ASC 815:		$46.4		$19.4
Derivatives not designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other accrued liabilities	$0.5	Other accrued liabilities	$8.7
Total derivatives not designated as hedging instruments under ASC 815:		$0.5		$8.7

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the three and nine months ended March 31, 2010.

(in millions)	The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three and Nine Months Ended March 31, 2010
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended:
Interest Rate Swaps	$(18.5)	Interest expense, net	$(5.5)	Interest / expense, net	$(0.1)
Nine Months Ended:
Interest Rate Swaps	$(36.2)	Interest expense, net	$(16.4)	Interest / expense, net	$(0.5)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Three Months Ended:
Interest Rate Swaps	Other income / expense, net	$—
Nine Months Ended:
Interest Rate Swaps	Other income / expense, net	$(3.3)

7.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Fair value under ASC 820 is principally applied to financial assets and liabilities which, for Catalent, include both investments in money market funds and derivative instruments—interest rate swaps. There were no changes from the previously reported classification of financial assets and liabilities. The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements using:
(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash Equivalents- Money Market Funds	$30.9	$30.9

Liabilities
Interest rate swaps	$46.9	$—	$46.9	$—

Cash and Cash Equivalents

The fair value of cash and cash equivalents is estimated on the quoted market price of the investments. The carrying amounts of the Company’s cash equivalents approximate their fair value due to the short-term maturity of these instruments.

Derivative Instruments –Interest Rate Swaps

Currently, the Company uses interest rate swaps to manage interest rate risk on its variable rate long-term debt obligations. The fair value of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) and derived from observed market interest rate curves. In addition, to comply with the provision of ASC 820, credit valuation adjustments, which consider the impact of any credit enhancements on the contracts, are incorporated in the fair values to account for potential nonperformance risk. See Derivative Instruments and Hedging Activities (Note 6) to the unaudited Consolidated Financial Statements for further discussion.

Long-Term Obligations

The estimated fair value of long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities and considers collateral, if any.

The carrying amounts and the estimated fair values of financial instruments as of March 31, 2010 and June 30, 2009, are as follows:

	March 31, 2010		June 30, 2009
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,293.6	$2,119.2	$2,347.3	$1,572.7
LIBOR interest rate swap	31.4	31.4	19.4	19.4
EURIBOR interest rate swap	15.0	15.0	8.1	8.1
TIBOR interest rate swap	0.5	0.5	0.6	0.6

The estimated fair values are based on quoted market prices for the same or similar instruments and/or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows. The estimated fair value of our Long-term debt and other includes considerations of company specific risk and are considered to be Level 2 instruments.

8.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following at March 31, 2010 and June 30, 2009:

(in millions)	Maturity	March 31, 2010	June 30, 2009
Senior Secured Credit Facilities
Term loan facility Dollar-denominated	April 2014	$1,030.9	$1,038.8
Term loan facility Euro-denominated	April 2014	346.5	365.4
9 1/2 % Senior Toggle Notes	April 2015	594.0	565.0
9 3/4 % Senior Subordinated Euro-denominated Notes	April 2017	289.8	303.2
Revolving Credit Agreement ($350 million facility)	April 2013	—	36.0
Other Obligations		32.4	38.9

Total		2,293.6	2,347.3
Less: current portion and other short-term borrowings		26.0	64.2

Long-term obligations, less current portion and short-term borrowings		$2,267.6	$2,283.1

The Company has the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its $565 million 9  1/2%/10  1/4 % Senior PIK-Election Notes due 2015 (the “Senior Toggle Notes”) in lieu of making cash interest payments. While the Company has sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company elected to do so for the October 15, 2009 and April 15, 2010 interest payment dates as an efficient and cost-effective method to further enhance liquidity in light of the substantial dislocation in the financial markets. During the PIK election period, the Senior Toggle Notes and PIK interest amount were subject to an interest rate of 10.25%. The Company must make an election regarding whether subsequent interest payments will be made entirely in cash, entirely through PIK interest or 50% in cash and 50% in PIK interest not later than the start of the applicable interest period. See Footnote 17 Subsequent Events for further discussion.

9.	INCOME TAXES

The Company’s provision for income taxes relative to earnings/(loss) from continuing operations before income taxes and non-controlling interest was a provision of $15.1 million for the nine months ended March 31, 2010, as compared to a provision of $3.4 million for the nine months ended March 31, 2009. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. The provision for the nine months ended March 31, 2010 includes the tax impact of asset impairments that were recorded during the period. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Germany, the United Kingdom and France. With few exceptions, we are no longer subject to non-U.S. income tax examinations for years prior to 2001. Under the terms of the purchase agreement related to the Acquisition, the Company is indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of March 31, 2010, approximately $12.6 million of unrecognized tax benefits and related interest is subject to indemnification by Cardinal.

In June 2006, the Financial Accounting Standards Board issued an accounting standard regarding the accounting for uncertainty in income taxes, which is now a component of ASC 740 Income Taxes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with ASC 740. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company adopted the provisions of ASC 740 on July 1, 2007. As a result, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of March 31, 2010, the Company had a total of $56.4 million of unrecognized tax benefits. Of this amount, $43.7 million represents the amount of unrecognized tax benefits, including interest and penalties, which, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expenses. As of March 31, 2010, the Company has approximately $6.1 million of accrued interest and penalties related to uncertain tax positions.

10.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of the Company’s net periodic benefit costs are as follows:

(in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
Components of net periodic benefit cost:
Service cost	$0.6	$0.5	$1.8	$1.5
Interest cost	3.4	3.2	10.4	10.3
Expected return on plan assets	(2.1)	(2.1)	(6.5)	(6.9)
Amortization (1)	0.4	(0.2)	1.2	(0.6)

Net amount recognized	$2.3	$1.4	$6.9	$4.3

(1)	Amount represents the amortization of unrecognized actuarial gains.

11.	RELATED PARTY TRANSACTIONS

Advisor Transaction and Management Fees. In connection with the Acquisition, the Successor entered into a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investors’ investment in Phoenix.

The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the three and nine months ended March 31, 2010, approximately $2.5 million and $7.5 million, respectfully, of this accrued fee was expensed and recorded in Selling, General and Administrative expenses in the Consolidated Statement of Operations.

12.	COMPREHENSIVE EARNINGS/(LOSS) AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS/(LOSS)

Comprehensive earnings/(loss) for the three and nine months ended March 31, 2010 and March 31, 2009 is as follows:

(in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
Net earnings/ (loss) before allocation to noncontrolling interest	$(3.4)	$(206.5)	$(296.8)	$(290.7)
Other comprehensive earnings/(losses):
Foreign currency translation adjustments	(23.9)	(23.8)	(4.0)	(235.3)
Deferred compensation	0.3	—	0.1	—
Change in unrealized gain/ (loss) on derivatives	(13.7)	(0.8)	(18.7)	(8.2)

Comprehensive earnings/(loss)	$(37.3)	$(24.6)	$(22.6)	$(243.5)

Total comprehensive earnings/(loss) before allocation to noncontrolling interest	(40.7)	(231.1)	(319.4)	(534.2)
Less: Comprehensive earnings/(loss) attributable to noncontrolling interest	1.0	0.7	(1.5)	(5.3)

Comprehensive loss attributable to Catalent	$(39.7)	$(230.4)	$(320.9)	$(539.5)

Accumulated other comprehensive earnings/(loss) consists of:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Deferred Compensation	Pension Liability Adjustments	Other Comprehensive Earnings/(Loss)
Balance at June 30, 2009	$49.4	$(23.0)	$—	$(21.9)	$4.5
Activity, net of tax	(4.0)	(18.7)	0.1	—	(22.6)

Balance at March 31, 2010	$45.4	$(41.7)	$0.1	$(21.9)	$(18.1)

13.	EQUITY BASED COMPENSATION

The following table summarizes the impact of the equity-based compensation expense recorded in the Company’s Statement of Operations:

(in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
Stock compensation expense in selling, general and administrative	$1.2	$0.3	$1.2	$2.6

On October 23, 2009, the Company, through its Board of Directors, established a program by which eligible stock options could, at the election of the option holder, be exchanged for new shares in connection with the Stock Option Exchange (“SOE”) program. The option exchange was accounted for in accordance with ASC 718 Compensation – Stock Compensation.

The activity of the equity-based compensation program for the nine months ended March 31, 2010 is presented below:

	Time Based Awards	Performance Based Awards	Market Based Awards
(in dollars)	Number of Shares	Number of Shares	Number of Shares
Balance at June 30, 2009	26,047	17,155	24,648
Granted	32,027	10,851	26,377
Exchanged	(17,079)	(14,822)	(22,312)
Exercised	—	—	—
Forfeited	(3,668)	(2,522)	(2,708)

Balance at March 31, 2010	37,327	10,662	26,005

In addition to nonqualified stock options at the nine months ended March 31, 2010, the Company had outstanding 3,000 Restricted Stock Units (“RSU”) with respect to compensation for a participant to receive shares of common stock equal to the units vested upon settlement.

14.	COMMITMENTS AND CONTINGENCIES

The Company, along with several pharmaceutical companies, is named as a defendant in one hundred nineteen civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including making a determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

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

The following tables include net revenue and EBITDA during the three and nine months ended March 31, 2010:

(in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
Oral Technologies
Net revenue	$266.1	$244.4	$749.9	$703.2
Segment EBITDA	73.4	58.8	180.1	153.4
Sterile Technologies
Net revenue	51.6	58.0	173.8	167.5
Segment EBITDA	7.3	6.0	25.8	21.5
Packaging Services
Net revenue	86.7	93.5	270.6	282.7
Segment EBITDA	7.9	4.9	24.3	13.4
Development and Clinical Services
Net revenue	39.7	35.6	122.1	114.3
Segment EBITDA	6.9	3.4	20.4	9.2

Inter-segment revenue elimination	(13.0)	(13.5)	(36.2)	(38.1)
Unallocated Costs(1)	(23.9)	(193.1)	(309.7)	(218.1)

Combined Total
Net revenue	431.1	418.0	1,280.2	1,229.6
EBITDA from continuing operations	$71.6	$(120.0)	$(59.1)	$(20.6)

(1)	Unallocated costs include special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
Impairment charges and (gain)/loss on sale of assets	$0.7	$(192.6)	$(243.5)	$(192.5)
Equity compensation	(1.0)	(0.3)	(1.2)	(2.6)
Restructuring and other special items	(13.1)	(7.7)	(25.2)	(12.3)
Sponsor advisory fee	(2.5)	(2.5)	(7.5)	(7.5)
Noncontrolling interest	(1.2)	(0.8)	(0.3)	1.1
Other income (expense), net	(0.3)	9.5	(21.4)	(10.7)
Non-allocated corporate costs, net	(6.5)	1.3	(10.6)	6.4

Total unallocated costs	$(23.9)	$(193.1)	$(309.7)	$(218.1)

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA:

(in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
Earnings/(loss) from continuing operations	$(2.8)	$(193.1)	$(290.8)	$(269.4)
Depreciation and amortization	31.0	28.1	94.9	104.1
Interest expense, net	37.3	42.0	122.0	140.2
Income tax benefit/(expense)	7.3	3.8	15.1	3.4
Noncontrolling interest	(1.2)	(0.8)	(0.3)	1.1

EBITDA	$71.6	$(120.0)	$(59.1)	$(20.6)

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial Statements:

(in millions)	March 31, 2010	June 30, 2009
Assets
Oral Technologies	$2,280.7	$2,206.1
Sterile Technologies	238.0	429.1
Packaging Services	472.4	537.8
Development and Clinical Services	146.6	139.6
Corporate and eliminations	(320.0)	(199.0)
Assets held for sale	—	18.2

Total assets	$2,817.7	$3,131.8

16.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at March 31, 2010 and June 30, 2009, are detailed in the following tables.

Inventories

Work-in-process and finished goods inventories include raw materials, labor and overhead. Inventories consisted of the following:

(in millions)	March 31, 2010	June 30, 2009
Raw materials and supplies	$94.0	$105.3
Work-in-process	28.8	23.9
Finished goods	55.7	72.5

Total inventory, gross	178.5	201.7
Inventory reserves	(20.2)	(19.7)

Total inventory, net	$158.3	$182.0

Prepaid and other assets

Prepaid and other assets consist of the following:

(in millions)	March 31, 2010	June 30, 2009
Prepaid expenses	$18.1	$18.2
Spare parts supplies	13.9	12.1
Deferred taxes	15.0	15.7
Other current assets	45.5	43.5

Total prepaid and other assets	$92.5	$89.5

Property and equipment

Property and equipment consists of the following:

(in millions)	March 31, 2010	June 30, 2009
Land, buildings and improvements	$411.2	$403.9
Machinery and equipment	530.8	536.4
Furniture and fixtures	10.1	10.0
Construction in progress	56.2	56.8

Property and equipment, at cost	1,008.3	1,007.1
Accumulated depreciation	(238.6)	(196.7)

Property and equipment, net	$769.7	$810.4

Other assets

Other assets consist of the following:

(in millions)	March 31, 2010	June 30, 2009
Deferred long term debt financing costs	$36.4	$42.4
Other	8.1	9.4

Total other assets	$44.5	$51.8

Other accrued liabilities

Other accrued liabilities consist of the following:

(in millions)	March 31, 2010	June 30, 2009
Accrued employee-related expenses	$71.4	$64.8
Restructuring accrual	11.2	4.8
Deferred income tax	17.0	16.2
Accrued interest	41.7	19.0
Interest rate swaps	46.9	28.1
Accrued income tax	18.1	4.8
Other accrued liabilities and expenses	63.6	55.0

Total other accrued liabilities	$269.9	$192.7

17.	SUBSEQUENT EVENTS

The Company has the option every six months until April 15, 2011, at its election, to pay interest on its Senior Toggle Notes in cash or to use the payment-in-kind feature in lieu of making cash interest payments. For the interest period ending on October 15, 2010, the Company has elected to make such interest payment entirely in cash. The Company will evaluate this option prior to the beginning of each eligible interest period, taking into account market conditions and other relevant factors at that time.

In connection with this election, on April 12, 2010, the Company delivered notice to The Bank of New York Mellon (formerly known as The Bank of New York), in its capacity as trustee under the indenture for the Company’s outstanding Senior Toggle Notes, that, with respect to the interest that will be due on such notes on the October 15, 2010 interest payment date, the Company will make such interest payment entirely in cash at the cash interest rate of 9.50%. The entirely cash interest election is now the default election for future interest periods unless the Company elects otherwise prior to the beginning of any future interest period.

In the preparation of its consolidated financial statements, the Company completed an evaluation of the impact of any subsequent events and determined there were no subsequent events requiring disclosure in or adjustment to these financial statements, other than disclosed directly above.

18.	GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS

All obligations under the senior secured credit agreement, the Senior Toggle Notes and the €225 million 9  3/4% Euro-denominated Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”) are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.

The following condensed financial information presents the Company’s Consolidating Balance Sheet as of March 31, 2010 and as of June 30, 2009 and the Consolidating Statements of Operations for three and nine months ended March 31, 2010 and March 31, 2009 and Cash Flows for the nine months ended March 31, 2010 and March 31, 2009 for: (a) Catalent Pharma Solutions, Inc. (“Issuer” and/or “Parent”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Three Months Ended March 31, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$158.6	$280.4	$(7.9)	$431.1
Cost of products sold	—	99.5	209.3	(7.9)	300.9

Gross margin	—	59.1	71.1	—	130.2
Selling, general and administrative expenses	1.2	49.9	30.0	—	81.1
Impairment charges and (gain)/loss on sale of assets	—	(0.6)	(0.1)	—	(0.7)
Restructuring and other	—	4.3	3.4	—	7.7

Operating earnings/(loss)	(1.2)	5.5	37.8	—	42.1
Interest expense, net	37.0	0.2	0.1	—	37.3
Other (income)/expense, net	(35.3)	(9.8)	4.0	41.4	0.3

Earnings/(loss) from continuing operations before income taxes	(2.9)	15.1	33.7	(41.4)	4.5
Income tax (benefit)/expense	0.5	2.4	4.4	—	7.3

Earnings/(loss) from continuing operations	(3.4)	12.7	29.3	(41.4)	(2.8)
Loss from discontinued operations	—	0.6	—	—	0.6

Net earnings/(loss)	(3.4)	13.3	29.3	(41.4)	(2.2)
Less: Net earnings/(loss) attributable to noncontrolling interest	—	—	1.2	—	1.2

Net earnings/(loss) attributable to Catalent	$(3.4)	$13.3	$28.1	$(41.4)	$(3.4)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Nine Months Ended March 31, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$470.3	$827.7	$(17.8)	$1,280.2
Cost of products sold	—	309.6	634.6	(17.8)	926.4

Gross margin	—	160.7	193.1	—	353.8
Selling, general and administrative expenses	1.4	136.4	90.0	—	227.8
Impairment charges and (gain)/loss on sale of assets	—	204.8	38.7	—	243.5
Restructuring and other	—	8.2	6.6	—	14.8

Operating earnings/(loss)	(1.4)	(188.7)	57.8	—	(132.3)
Interest expense, net	118.7	0.2	3.1	—	122.0
Other (income)/expense, net	175.7	(61.3)	(3.8)	(89.2)	21.4

Earnings/(loss) from continuing operations before income taxes	(295.8)	(127.6)	58.5	89.2	(275.7)
Income tax (benefit)/expense	1.0	6.1	8.0	—	15.1

Earnings/(loss) from continuing operations	(296.8)	(133.7)	50.5	89.2	(290.8)
Loss from discontinued operations	—	(5.7)	—	—	(5.7)

Net earnings/(loss)	(296.8)	(139.4)	50.5	89.2	(296.5)
Less: Net earnings/(loss) attributable to noncontrolling interest	—	—	0.3	—	0.3

Net earnings/(loss) attributable to Catalent	$(296.8)	$(139.4)	$50.2	$89.2	$(296.8)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Three Months Ended March 31, 2009

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$163.4	$258.2	$(3.6)	$418.0
Cost of products sold	—	116.1	193.0	(3.6)	305.5

Gross margin	—	47.3	65.2	—	112.5
Selling, general and administrative expenses	0.2	40.2	28.6	—	69.0
Impairment charges and (gain)/loss on sale of assets	—	153.7	38.9	—	192.6
Restructuring and other	—	5.6	2.1	—	7.7

Operating earnings/(loss)	(0.2)	(152.2)	(4.4)	—	(156.8)
Interest expense, net	42.8	0.1	(0.9)	—	42.0
Other (income)/expense, net	160.4	(9.6)	(24.1)	(136.2)	(9.5)

Earnings/(loss) from continuing operations before income taxes	(203.4)	(142.7)	20.6	136.2	(189.3)
Income tax (benefit)/expense	3.1	(3.5)	4.2	—	3.8

Earnings/(loss) from continuing operations	(206.5)	(139.2)	16.4	136.2	(193.1)
Loss from discontinued operations	—	(8.7)	(3.9)	—	(12.6)

Net earnings/(loss)	(206.5)	(147.9)	12.5	136.2	(205.7)
Less: Net earnings/(loss) attributable to noncontrolling interest	—	—	0.8	—	0.8

Net earnings/(loss) attributable to Catalent	$(206.5)	$(147.9)	$11.7	$136.2	$(206.5)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Nine Months Ended March 31, 2009

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$477.6	$768.1	$(16.1)	$1,229.6
Cost of products sold	—	337.4	608.6	(16.1)	929.9

Gross margin	—	140.2	159.5	—	299.7
Selling, general and administrative expenses	2.5	122.7	84.8	—	210.0
Impairment charges and (gain)/loss on sale of assets	—	153.7	38.8	—	192.5
Restructuring and other	—	9.8	2.5	—	12.3

Operating earnings/(loss)	(2.5)	(146.0)	33.4	—	(115.1)
Interest expense, net	138.9	0.1	1.2	—	140.2
Other (income)/expense, net	143.8	(17.0)	44.7	(160.8)	10.7

Earnings/(loss) from continuing operations before income taxes	(285.2)	(129.1)	(12.5)	160.8	(266.0)
Income tax (benefit)/expense	5.5	(3.9)	1.8	—	3.4

Earnings/(loss) from continuing operations	(290.7)	(125.2)	(14.3)	160.8	(269.4)
Loss from discontinued operations	—	(17.7)	(4.7)	—	(22.4)

Net earnings/(loss)	(290.7)	(142.9)	(19.0)	160.8	(291.8)
Less: Net earnings/(loss) attributable to noncontrolling interest	—	—	(1.1)	—	(1.1)

Net earnings/(loss) attributable to Catalent	$(290.7)	$(142.9)	$(17.9)	$160.8	$(290.7)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

March 31, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations		Consolidated
Assets
Current Assets
Cash and equivalents	$1.2	$30.1	$105.5		$—	$136.8
Trade receivables, net	—	82.0	168.9		—	250.9
Intercompany receivables	—	166.3	365.4		(531.7)	—
Inventories, net	—	41.3	117.0		—	158.3
Prepaid expenses and other	19.1	30.6	42.8		—	92.5
Assets held for sale	—	—	—		—	—

Total current assets	20.3	350.3	799.6		(531.7)	638.5
Property and equipment, net	—	344.7	425.0			769.7
Goodwill, net	—	308.1	555.4		—	863.5
Other intangibles, net	—	105.8	206.0		—	311.8
Investment in subsidiaries	2,488.3	—	—		(2,486.6)	1.7
Inter-company loan receivable	—	0.4	—		(0.4)	—
Deferred income taxes	96.1	44.0	49.6		—	189.7
Other assets	38.4	4.8	1.7		(2.1)	42.8

Total assets	$2,643.1	$1,158.1	$2,037.3		$(3,020.8)	$2,817.7

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.2	$1.6	$10.2	$		$26.0
Accounts payable	—	24.1	91.9		—	116.0
Intercompany accounts payable	393.1	—	—		(393.1)	—
Other accrued liabilities	87.8	103.8	78.3		—	269.9
Liabilities held for sale	—	—	—		—	—

Total current liabilities	495.1	129.5	180.4		(393.1)	411.9
Long-term obligations, less current portion	2,247.0	1.8	18.8		—	2,267.6
Intercompany long-term debt	81.5	—	57.9		(139.4)	—
Pension liability	—	17.0	81.9		—	98.9
Deferred income taxes	14.6	137.6	86.4		—	238.6
Other liabilities	—	15.4	24.0		—	39.4
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—		—	—
Additional paid in capital	1,072.7	—	—		—	1,072.7
Shareholder’s equity	—	861.4	1,626.9		(2,488.3)	—
Accumulated deficit	(1,294.9)	—	—		—	(1,294.9)
Accumulated other comprehensive income/(loss)	27.1	(4.6)	(40.6)		—	(18.1)

Total shareholder’s equity	(195.1)	856.8	1,586.3		(2,488.3)	(240.3)

Noncontrolling interest	—	—	1.6		—	1.6

Total equity	(195.1)	856.8	1,587.9		(2,488.3)	(238.7)

Total liabilities and shareholder’s equity	$2,643.1	$1,158.1	$2,037.3		$(3,020.8)	$2,817.7

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Nine Months Ended March 31, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(296.8)	$(139.4)	$50.5	$89.2	$(296.5)
Loss from discontinued operations	—	(5.7)	—	—	(5.7)

Earnings/(loss) from continuing operations	(296.8)	(133.7)	50.5	89.2	(290.8)
Adjustments to reconcile earnings/loss from continued operations to net cash from operations:
Depreciation and amortization	—	43.0	51.9	—	94.9
Unrealized foreign currency transaction (gains)/losses, net	3.3	0.3	11.2	—	14.8
Amortization of debt financing costs	7.2	—	—	—	7.2
Deferral of interest through issuance of paid in kind securities	29.0	—	—	—	29.0
Asset impairments and (gain)/loss on sale of assets	—	204.9	38.6	—	243.5
Equity compensation	1.2	—	—	—	1.2
Income from subsidiaries	89.2	—	—	(89.2)	—
Provision (benefit) for deferred income taxes	0.5	4.3	(8.8)	—	(4.0)
Provisions for bad debts and inventory	—	2.3	6.1	—	8.4
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	(8.5)	4.8	—	(3.7)
Decrease/(Increase) in inventories	—	6.6	5.9	—	12.5
Increase/(Decrease) in accounts payable	—	(8.7)	0.8	—	(7.9)
Other accrued liabilities and operating items, net	8.5	28.3	36.9	—	73.7

Net cash provided by/(used in) operating activities from continuing operations	(157.9)	138.8	197.9	—	178.8
Net cash provided by/(used in) operating activities from discontinued operations	—	(8.5)	—	—	(8.5)

Net cash provided by/ (used in) operating activities	(157.9)	130.3	197.9	—	170.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	1.0	—	—	1.0
Additions to property and equipment	—	(10.6)	(39.0)	—	(49.6)

Net cash used in investing activities from continuing operations	—	(9.6)	(39.0)	—	(48.6)
Net cash used in investing activities from discontinued operations	—	10.5	—	—	10.5

Net cash used in investing activities	—	0.9	(39.0)	—	(38.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	209.9	(104.1)	(105.8)	—	—
Net change in short-term borrowings	(4.9)	—	1.8	—	(3.1)
Repayments in revolver credit facility	(36.0)	—	—	—	(36.0)
Borrowings from revolver credit facility	—	—	—	—	—
Repayments in long-term obligations	(10.6)	(1.2)	(3.0)	—	(14.8)
Payment of noncontrolling interest dividend	—	—	(1.7)	—	(1.7)
Equity (redemption) contribution	0.5	—	—	—	0.5

Net cash (used in)/ provided by financing activities from continuing operations	158.9	(105.3)	(108.7)	—	(55.1)
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	158.9	(105.3)	(108.7)	—	(55.1)

Effect of foreign currency on cash	—	—	(4.2)	—	(4.2)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	1.0	25.9	46.0	—	72.9
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	0.2	4.2	59.5	—	63.9

CASH AND EQUIVALENTS AT END OF PERIOD	$1.2	$30.1	$105.5	$—	$136.8

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Nine Months Ended March 31, 2009

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(290.7)	$(142.9)	$(19.0)	$160.8	$(291.8)
Loss from discontinued operations	—	(17.7)	(4.7)	—	(22.4)

Earnings/(loss) from continuing operations	(290.7)	(125.2)	(14.3)	160.8	(269.4)
Adjustments to reconcile earnings/loss from continued operations to net cash from operations:
Depreciation and amortization	—	55.0	49.1	—	104.1
Unrealized foreign currency transaction (gains)/ losses, net	(48.1)	0.7	41.6	—	(5.8)
Amortization of debt financing costs	7.2	—	—	—	7.2
Asset impairments and (gain)/loss on sale of assets	—	155.0	37.5	—	192.5
Equity compensation	2.6	—	—	—	2.6
Income from subsidiaries	160.8	—	—	(160.8)	—
Benefit for deferred income taxes	2.9	(0.2)	(12.4)	—	(9.7)
Provisions for bad debts and inventory	—	4.1	5.4	—	9.5
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	20.9	11.0	—	31.9
Decrease/(Increase) in inventories	—	(1.8)	(8.9)	—	(10.7)
Increase/(Decrease) in accounts payable	—	(9.6)	1.2	—	(8.4)
Other accrued liabilities and operating items, net	15.4	(11.3)	29.9	—	34.0

Net cash provided by/(used in) operating activities from continuing operations	(149.9)	87.6	140.1	—	77.8
Net cash provided by/(used in) operating activities from discontinued operations	—	3.5	—	—	3.5

Net cash provided by/ (used in) operating activities	(149.9)	91.1	140.1	—	81.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	—	1.9	—	1.9
Additions to property and equipment	—	(15.1)	(36.1)	—	(51.2)

Net cash used in investing activities from continuing operations	—	(15.1)	(34.2)	—	(49.3)
Net cash used in investing activities from discontinued operations	—	(2.3)	—	—	(2.3)

Net cash used in investing activities	—	(17.4)	(34.2)	—	(51.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	92.9	(53.4)	(39.5)	—	—
Net change in short-term borrowings	74.0	—	(80.1)	—	(6.1)
Repayments in revolver credit facility	—	—	(25.0)	—	(25.0)
Borrowings from revolver credit facility	—	—	104.0	—	104.0
Repayments in long-term obligations	(10.7)	(1.1)	(5.3)	—	(17.1)
Payment of noncontrolling interest dividend	—	—	(3.3)	—	(3.3)
Equity (redemption) contributions	(1.3)	—	—	—	(1.3)

Net cash (used in)/ provided by financing activities from continuing operations	154.9	(54.5)	(49.2)	—	51.2
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	154.9	(54.5)	(49.2)		51.2

Effect of foreign currency on cash	—		(20.1)	—	(20.1)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	5.0	19.2	36.6	—	60.8
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	12.2	60.2	—	72.4

CASH AND EQUIVALENTS AT END OF PERIOD	$5.0	$31.4	$96.8	$—	$133.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company announced the formation on August 20, 2009, of a new business unit: Development and Clinical Services. By bringing together parts of the Company’s business that provide services to pharmaceutical and biotech companies and others that provide drug and vaccine R&D services, we believe that leveraging the natural synergies and relationships that exist among these service-oriented capabilities will help accelerate the Company’s growth.

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

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (the “Codification”) became the authoritative source of accounting principles to be applied to financial statements prepared in accordance with GAAP. In accordance with the Codification, any references to accounting literature will be to the relevant topic of the Codification or will be presented in plain English. The Codification is not intended to change or alter existing GAAP. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

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

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Results for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 are as follows:

(in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Increase/(Decrease)
			$	%
Net revenue	$431.1	$418.0	$13.1	3%
Cost of products sold	300.9	305.5	(4.6)	-2%

Gross margin	130.2	112.5	17.7	16%
Selling, general and administrative expense	81.1	69.0	12.1	18%
Impairment charges and (gain)/loss on sale of assets	(0.7)	192.6	(193.3)	*
Restructuring and other	7.7	7.7	—	*

Operating earnings/(loss)	42.1	(156.8)	198.9	*
Interest expense, net	37.3	42.0	(4.7)	-11%
Other (income)/expense, net	0.3	(9.5)	9.8	*

Earnings/(loss) from continuing operations before income taxes	4.5	(189.3)	193.8	*
Income tax expense (benefit)	7.3	3.8	3.5	*

Earnings/(loss) from continuing operations	(2.8)	(193.1)	190.3	*
Earnings /(loss) from discontinued operations	0.6	(12.6)	13.2	*

Net earnings/(loss)	(2.2)	(205.7)	203.5	*
Less: Net earnings/(loss) attributable to noncontrolling interest	1.2	0.8	0.4	50%

Net earnings/(loss) attributable to Catalent	$(3.4)	$(206.5)	$203.1	*

*	Percentage not meaningful

Net Revenue

Net revenue increased $13.1 million, or 3%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted revenue by approximately five percentage points, or $19.9 million. Excluding the impact of foreign exchange, net revenue decreased by $6.9 million, or 2%, during the three months ended March 31, 2010, primarily due to decreased demand within the Packaging Services and Sterile Technologies segments, partially offset by an increase within the Oral Technologies segment. Within Packaging Services, the decrease was primarily driven by a demand decrease from several North American and European commercial packaging and printed components facilities. Within Sterile Technologies, the decrease was primarily driven by lower new product development activity and certain customer volume declines from the blow-fill-seal offering. The revenue increase within Oral Technologies was driven by increased sales related to our Zydis delivery platform.

Gross Margin

Gross margin increased $17.7 million, or 16%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted gross margin by approximately four percentage points, or $4.8 million. Excluding the impact of foreign exchange, gross margin increased by $12.9 million, or 12%, primarily due to the revenue increases within Oral Technologies as discussed above. Also contributing to the gross margin improvement was manufacturing indirect cost saving across the Packaging Services, Sterile Technologies and Development and Clinical Services segments driven by the Company’s continued focus on cost management and operating efficiencies.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by approximately 18%, or $12.1 million, compared to the comparable period of fiscal 2009. The weaker U.S. dollar increased selling, general and administrative expense by approximately 3%, or $2.1 million. Excluding the impact of foreign exchange, selling, general and administrative expenses increased 15%, or $10.0 million, as compared to the same period a year ago primarily due to an increase in R&D spending and incentive based variable employee related costs within the Company’s segments.

Restructuring and Other

Restructuring and other special items charges of $7.7 million for the three months ended March 31, 2010 was essentially flat compared to the same period from a year ago. The current period charges included asset impairments related to facilities expected to be closed or downsized and additional costs associated with real estate exited in a prior period.

Interest Expense, net

Interest expense, net decreased by $4.7 million for the three months ended March 31, 2010 compared to the same period ended March 31, 2009, primarily due to a lower interest rate on the un-hedged portion of the floating-rate term loans.

Other (Income)/Expense, net

Other expense, net increased by $9.8 million for the three months ended March 31, 2010 compared to the same three months of the prior fiscal year. This fluctuation primarily resulted from recording non-cash unrealized foreign currency transaction losses of $0.1 million during the third quarter of fiscal year 2010 compared with $15.5 million of non-cash unrealized foreign currency transaction gains, offset by a derivative loss of approximately $4.5 million attributable to Euribor and Yen non-designated hedges in the third quarter of fiscal year 2009.

Provision/(Benefit) for Income Taxes

The Company’s effective tax rate reflects tax benefits derived from operations outside the United States, some of which are taxed at rates lower than the U.S. statutory rate of 35%. Our income tax provision was $7.3 million and $3.8 million relative to income/(loss) from continuing operations before income taxes and non-controlling interest of $4.5 million and $(189.3) million for the three months ended March 31, 2010 and 2009, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of restructuring and other special items and other discrete items, which may have unique tax implications depending on the nature of the item.

Segment Review

The Company’s results on a segment basis for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 are as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Increase/(Decrease)
(in millions)			$	%
Oral Technologies
Net revenue	$266.1	$244.4	$21.7	9%
Segment EBITDA	73.4	58.8	14.6	25%
Sterile Technologies
Net revenue	51.6	58.0	(6.4)	-11%
Segment EBITDA	7.3	6.0	1.3	22%
Packaging Services
Net revenue	86.7	93.5	(6.8)	-7%
Segment EBITDA	7.9	4.9	3.0	61%
Development and Clinical Services
Net revenue	39.7	35.6	4.1	12%
Segment EBITDA	6.9	3.4	3.5	*
Inter-segment revenue elimination	(13.0)	(13.5)	0.5	-4%
Unallocated costs (1)	(23.9)	(193.1)	169.2	-88%
Combined Total
Net revenue	431.1	418.0	13.1	3%
EBITDA from continuing operations	$71.6	$(120.0)	$191.6	*

*	Percentage not meaningful

(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Impairment charges and (gain)/loss on sale of assets	$0.7	$(192.6)
Equity compensation	(1.0)	(0.3)
Restructuring and other special items	(13.1)	(7.7)
Sponsor advisory fee	(2.5)	(2.5)
Noncontrolling interest, net	(1.2)	(0.8)
Other income/(expense), net	(0.3)	9.5
Non-allocated corporate costs, net	(6.5)	1.3

Total unallocated costs	$(23.9)	$(193.1)

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA

(in millions)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Earnings/(loss) from continuing operations	$(2.8)	$(193.1)
Depreciation and amortization	31.0	28.1
Interest expense, net	37.3	42.0
Income tax expense (benefit)	7.3	3.8
Noncontrolling interest	(1.2)	(0.8)

EBITDA	$71.6	$(120.0)

Oral Technologies segment

Net revenue increased by 9%, or $21.7 million, compared to the same period a year ago. The weaker U.S. dollar positively impacted revenue growth by approximately 6%, or $14.9 million. Excluding the impact of foreign exchange rates, net revenues increased by 3%, or $6.8 million. This increase was primarily related to increased sales within the Zydis delivery platform during the third quarter of fiscal 2010.

Segment EBITDA increased by 25%, or $14.6 million. Oral Technologies’ EBITDA was positively impacted by the weaker U.S. dollar by approximately 5%, or $2.7 million. Excluding the impact of foreign exchange rates, the increase was $11.9 million, or 20%, which was primarily related to the previously mentioned increases within the Zydis delivery platform.

Sterile Technologies segment

Net revenue decreased by 11%, or $6.4 million. The weaker U.S. dollar positively impacted revenue growth by approximately 3%, or $1.8 million. Excluding the impact of foreign exchange rates, net revenues decreased 14%, or $8.2 million, which was primarily driven by lower new product development activity and certain customer volume declines within the blow-fill-seal offering, partially offset by increased volumes within our European injectable facilities.

Segment EBITDA increased by 22%, or $1.3 million. Sterile Technologies’ EBITDA was positively impacted by the weaker U.S. dollar by approximately 7%, or $0.4 million. Excluding the impact of foreign exchange rates, the increase was 15%, or $0.9 million. The increase was due to the European injectable facilities’ volume increases and manufacturing indirect cost saving efficiencies across the segment, partially offset by the blow-fill-seal volume declines.

Packaging Services segment

Net revenue decreased by 7%, or $6.8 million. The weaker U.S. dollar positively impacted the segment’s revenue growth by approximately 3%, or $2.3 million. Excluding the impact of foreign exchange rates, net revenue decreased by approximately 10%, or $9.1 million, which was primarily related to lower demand within North American and European commercial packaging and printed components facilities, driven by a reduction in customers’ volumes due to lower market demand.

Segment EBITDA increased 61%, or $3.0 million. Segment EBITDA was positively impacted by the weaker U.S. dollar by approximately 7%, or $0.3 million. Excluding the impact of foreign exchange, the increase of 54%, or $2.7 million, was primarily related to timing of revenues related to H1N1 production and product mix within Commercial Packaging, as well as manufacturing indirect cost savings across the segment.

Development and Clinical Services segment

Net revenue increased by 12%, or $4.1 million. The weaker U.S. dollar positively impacted the revenue growth by approximately 3%, or $1.2 million. Excluding the impact of foreign exchange rates, revenues increased 9%, or $3.0 million, which was primarily due to a modest increase in demand for clinical services at several North American and European facilities.

Segment EBITDA increased $3.5 million. Segment EBITDA was positively impacted by the weaker U.S. dollar by approximately 13%, or $0.4 million. Excluding this impact, the increase was $3.1 million, which was primarily due to the aforementioned demand increase within the Clinical Services facilities, and the implementation of manufacturing indirect and SG&A cost saving efficiencies across the segment.

Nine Months Ended March 31, 2010 compared to the Nine Months Ended March 31, 2009

Results for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 are as follows:

(in millions)	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009	Increase/(Decrease)
			$	%
Net revenue	$1,280.2	$1,229.6	$50.6	4%
Cost of products sold	926.4	929.9	(3.5)	*

Gross margin	353.8	299.7	54.1	18%
Selling, general and administrative expense	227.8	210.0	17.8	8%
Impairment charges and (gain)/loss on sale of assets	243.5	192.5	51.0	26%
Restructuring and other	14.8	12.3	2.5	20%

Operating earnings/(loss)	(132.3)	(115.1)	(17.2)	15%
Interest expense, net	122.0	140.2	(18.2)	-13%
Other (income)/expense, net	21.4	10.7	10.7	*

Loss from continuing operations before income taxes	(275.7)	(266.0)	(9.7)	4%
Income tax expense (benefit)	15.1	3.4	11.7	*

Earnings/(loss) from continuing operations	(290.8)	(269.4)	(21.4)	8%
Loss from discontinued operations	(5.7)	(22.4)	16.7	-75%

Net earnings/(loss)	(296.5)	(291.8)	(4.7)	2%
Less: Net earnings/(loss) attributable to noncontrolling interest	0.3	(1.1)	1.4	*

Net earnings/(loss) attributable to Catalent	$(296.8)	$(290.7)	$(6.1)	2%

*	Percentage not meaningful

Net Revenue

Net revenue increased $50.6 million, or 4%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted revenue by 2%, or $22.7 million. Excluding the impact of foreign exchange, net revenue increased by $27.9 million, or 2%, during the nine months ended March 31, 2010, primarily due to an increase in demand within the Oral Technologies and Development and Clinical Services Segments, partially offset by decreased volumes within the Packaging Services segment. Within Oral Technologies, the increase was primarily driven by a demand increase from our controlled release offering and an increase in capacity utilization within the Company’s Zydis delivery platform. Within Development and Clinical Services, the increase was primarily due to a modest increase in demand for clinical services at several North American and European facilities.

Gross Margin

Gross margin increased $54.1 million, or 18%, compared to the same period a year ago. The weaker U.S. dollar increased gross margin by 2%, or $4.7 million, compared to the prior fiscal year. Excluding the impact of foreign exchange, gross margin increased 16%, or $49.4 million, primarily due to the revenue increases within the Oral Technologies and Development and Clinical Services segments as discussed above, as well as manufacturing indirect cost savings across all reporting segments, led by Packaging Services and Sterile Technologies.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by approximately 8%, or $17.8 million, compared to the comparable period of fiscal 2009. The weaker U.S. dollar increased the selling, general and administrative expenses by 1%, or $2.6 million, compared to the prior fiscal year. Excluding the impact of foreign exchange, selling, general and administrative expenses increased $15.2 million, as compared to the same period a year ago, which is primarily due to an increase in R&D spending and incentive based variable employee related costs within the Company’s segments.

Restructuring and Other

Restructuring and other special items charges of $14.8 million for the nine months ended March 31, 2010 increased $2.5 million as compared to the same period from a year ago. The nine month period to date charges were related to asset impairments of facilities expected to be closed and additional costs associated with real estate exited in a prior period.

Interest Expense, net

Interest expense, net decreased by $18.2 million for the nine months ended March 31, 2010 compared to the same period ended March 31, 2009, primarily due to a lower interest rate on the un-hedged portion of the Company’s floating-rate term loans.

Other Expense, net

Other expense, net increased by $10.7 million for the nine months ended March 31, 2010 compared to the same nine months of the prior fiscal year. This fluctuation primarily resulted from recording non-cash unrealized foreign currency transaction losses of $14.8 million and non-cash, non-designated hedges loss of $3.3 million during the first nine months of fiscal year 2010 compared with $5.1 million of unrealized gains on foreign currency transactions, offset by $11.8 million loss on non-designated hedges related to Euribor and Yen swaps during the first nine months of fiscal year 2009.

Provision/(Benefit) for Income Taxes

The Company’s effective tax rate reflects tax benefits derived from operations outside the United States, some of which are taxed at rates lower than the U.S. statutory rate of 35%. Our income tax provision was $15.1 million and $3.4 million relative to income/(loss) from continuing operations before income taxes of $(275.7) million and $(266.0) million for the nine months ended March 31, 2010 and 2009, respectively. The income tax provision relative to earnings/(loss) from continuing operations before income taxes and non-controlling interest was 5.5% and 1.3% for the nine months ended March 31, 2010 and 2009, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of restructuring and other special items and other discrete items, which may have unique tax implications depending on the nature of the item.

Segment Review

The Company’s results on a segment basis for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 are as follows:

(in millions)	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009	Increase/(Decrease)
			$	%
Oral Technologies
Net revenue	$749.9	$703.2	$46.7	7%
Segment EBITDA	180.1	153.4	26.7	17%
Sterile Technologies
Net revenue	173.8	167.5	6.3	4%
Segment EBITDA	25.8	21.5	4.3	20%
Packaging Services
Net revenue	270.6	282.7	(12.1)	-4%
Segment EBITDA	24.3	13.4	10.9	81%
Development and Clinical Services
Net revenue	122.1	114.3	7.8	7%
Segment EBITDA	20.4	9.2	11.2	*
Inter-segment revenue elimination	(36.2)	(38.1)	1.9	-5%
Unallocated costs (1)	(309.7)	(218.1)	(91.6)	42%
Combined Total
Net revenue	1,280.2	1,229.6	50.6	4%
EBITDA from continuing operations	$(59.1)	$(20.6)	$(38.5)	*

*	Percentage not meaningful

(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
Impairment charges and (gain)/loss on sale of assets	$(243.5)	$(192.5)
Equity compensation	(1.2)	(2.6)
Restructuring and other special items	(25.2)	(12.3)
Sponsor advisory fee	(7.5)	(7.5)
Noncontrolling interest, net	(0.3)	1.1
Other income/(expense), net	(21.4)	(10.7)
Non-allocated corporate costs, net	(10.6)	6.4

Total unallocated costs	$(309.7)	$(218.1)

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA:

(in millions)	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009
Earnings/(loss) from continuing operations	$(290.8)	$(269.4)
Depreciation and amortization	94.9	104.1
Interest expense, net	122.0	140.2
Income tax expense (benefit)	15.1	3.4
Noncontrolling interest	(0.3)	1.1

EBITDA	$(59.1)	$(20.6)

Oral Technologies segment

Net revenue increased by 7%, or $46.7 million, compared to the same period a year ago. The weaker U.S. dollar positively impacted revenue growth by approximately 2%, or $17.0 million. Excluding the impact of foreign exchange rates, net revenues increased 5%, or $29.7 million, which was primarily related to stronger demand for the our controlled release offering and increased capacity utilization within the segment’s Zydis delivery platform during the first nine months of fiscal 2010.

Segment EBITDA increased by 17%, or $26.7 million. Segment EBITDA was positively impacted by the weaker U.S dollar in the amount of $2.3million. Excluding the impact of foreign exchange rates, Segment EBITDA increased 16%, or $24.4 million, which was primarily related to the previously mentioned controlled release volume increase and Zydis increased capacity utilization.

Sterile Technologies segment

Net revenue increased by 4%, or $6.3 million. The weaker U.S. dollar positively impacted revenue growth by approximately 2%, or $4.0 million. Excluding the impact of foreign exchange rates, net revenues increased 2%, or $2.3 million, which was primarily due to favorable pricing and demand increases within the Injectables business, partially offset by lower new product development activity and certain customer volume declines within the blow-fill-seal offering.

Segment EBITDA increased by 20%, or $4.3 million. The weaker U.S. dollar positively impacted Segment EBITDA by 4%, or $0.8 million. Excluding the impact of foreign exchange rates, the increase was 16%, or $3.5 million which was primarily due to the increased demand and favorable pricing within the Injectables business, as discussed above. Manufacturing indirect cost savings within the blow-fill-seal offering also contribute to the favorability.

Packaging Services segment

Net revenue decreased by 4%, or $12.1 million. The weaker U.S. dollar positively impacted revenue growth by approximately 1%, or $2.3 million. Excluding the impact of foreign exchange rates, net revenues decreased 5%, or $14.4 million, due primarily to lower demand within North American and European commercial packaging and printed components facilities, driven by a reduction in certain customers’ volumes due to lower market demand.

Segment EBITDA increased 81%, or $10.9 million. The weaker U.S. dollar positively impacted Segment EBITDA by 2%, or $0.3 million. Excluding the impact of foreign exchange rates, the increase was 79%, or $10.6 million, primarily related to H1N1 related services and product mix within Commercial Packaging, as well as manufacturing indirect cost savings across the segment.

Development and Clinical Services segment

Net revenue increased by 7%, or $7.8 million, primarily due to an increase in demand for clinical services at several of our North American and European facilities. The segment’s net revenue was immaterially impacted by foreign exchange rates.

Segment EBITDA increased $11.2 million, primarily due to the previously mentioned stronger demand with the Company’s European Clinical Services facilities and the implementation of manufacturing indirect and SG&A cost saving efficiencies within our Development and Clinical Services facilities. Segment EBITDA was immaterially impacted by foreign exchange rates.

Liquidity and Capital Resources

Sources and Uses of Cash

The Company’s principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of March 31, 2010, the Company’s financing needs were supported by a $350.0 million revolving credit agreement, which is reduced by $14.0 million of outstanding letters of credit. The revolving credit agreement matures April 10, 2013. As of March 31, 2010, we had no outstanding borrowings under the Company’s revolving credit agreement.

The Company has the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its Senior Toggle Notes in lieu of making cash interest payments. While the Company has sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company elected to do so for the October 15, 2009 and April 15, 2010 interest payment dates as an efficient and cost-effective method to further enhance liquidity in light of the substantial dislocation in the financial markets. During the PIK election period, the Senior Toggle Notes were subject to an interest rate of 10.25%. For the interest period ending on October 15, 2010, the Company has elected to make such interest payment entirely in cash. The Company will evaluate this option prior to the beginning of each eligible interest period, taking into account market conditions and other relevant factors at that time.

In connection with this election, on April 12, 2010, we delivered notice to The Bank of New York Mellon (formerly known as The Bank of New York), in its capacity as trustee under the indenture for the Company’s outstanding Senior Toggle Notes, that, with respect to the interest that will be due on such notes on the October 15, 2010 interest payment date, the Company will make such interest payment entirely in cash at the cash interest rate of 9.50%. The entirely cash interest election is now the default election for future interest periods unless the Company elects otherwise prior to the beginning of any future interest period.

We continue to believe that the Company’s cash from operations and available borrowings under the revolving credit facility will be adequate to meet the Company’s future liquidity needs for at least the next twelve months.

Cash Flows

The following table summarizes the Company’s statement of cash flows from continuing operations:

(in millions)	Nine Months Ended March 31, 2010	Nine Months Ended March 31, 2009	$ Change
Net cash provided by/(used in):
Operating activities	$178.8	$77.8	$101.0
Investing activities	(48.6)	(49.3)	0.7
Financing activities	(55.1)	51.2	(106.3)

Operating activities

For the nine month period ended March 31, 2010, cash provided by operating activities was $178.8 million compared to cash provided by operating activities of $77.8 million for the nine month period ended March 31, 2009. Cash provided by operating activities for the nine months ended March 31, 2010 was largely due to improved working capital, higher operating margins and lower cash interest payments on debt and other obligations for the nine months ended March 31, 2010 as compared with the nine months ended March 31, 2009.

Investing activities

For the nine month period ended March 31, 2010, cash used in investing activities was $48.6 million, a decrease of $0.7 million compared to the nine month period ending March 31, 2009.

Financing activities

For the nine month period ended March 31, 2010, cash used in financing activities was $55.1 million compared to cash provided by financing activities of $51.2 million in the same period a year ago. Cash used in the fiscal 2010 period was mainly attributable to $36.0 million repayment of the revolving credit facility and $19.1 million net repayment of other short and long-term obligations. Cash provided by financing activities in the fiscal 2009 period was mainly due to net borrowings of $79.0 million from the revolving credit facility, offset by net repayment of $27.8 million in short and long-term obligations.

Debt and Financing Arrangements

At the end of March 31, 2010, the Company had outstanding interest rate swaps as derivative instruments to manage the risk associated with the Company’s floating rate debt. The unrealized losses on interest rate swaps that are considered to be effective cash flow hedges were $38.1 million, net of tax, and were recorded within Accumulated Other Comprehensive Income on the Company’s balance sheet at March 31, 2010. The unrealized (gains)/losses on the Company’s interest rate swaps that are not designated as effective cash flow hedges for financial accounting purposes were zero and $3.3 million, respectively, and were recorded in other expense, net on the Company’s Consolidated Statements of Operations for the three and nine months ended March 31, 2010, respectively.

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with the floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on future interest expense. As of March 31, 2010, we had seven interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate loans due in May 2013 and April 2014. These agreements include four U.S-denominated, two Euro-denominated and one Yen-denominated interest rate swap agreements.

The Japanese Yen interest rate swap was designed as an effective economic hedge but is not designated as an effective hedge for hedge accounting and is included in the Consolidated Statements of Operations as Other (Income)/Expense. Conversely, unrealized (gains)/losses on the U.S. Dollar and Euro interest rate swaps are classified as effective hedges and are included in Accumulated Other Comprehensive Income/(Loss) and the corresponding payables are included in other current liabilities in the Company’s Consolidated Balance Sheet.

As of March 31, 2010, the Company was in compliance with all restrictive covenants relating to its long-term obligations.

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

The senior credit facility and indentures governing the Senior Toggle Notes and the Senior Subordinated Notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of March 31, 2010, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

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

The Company’s Adjusted EBITDA for the last twelve months ended March 31, 2010 based on the definitions in the Company’s indentures is calculated as follows:

(in millions)	Last Twelve Months Ended March 31, 2010
Loss from continuing operations	$(295.7)
Interest expense, net	163.4
Income tax (benefit) expense	28.5
Depreciation and amortization	128.2

EBITDA	24.4
Equity compensation(1)	(1.7)
Impairment charges and (gain)/loss on sale of assets(2)	246.2
Restructuring and other special items(3)	32.0
Other non-recurring items(4)	(0.2)
Unrealized foreign exchange loss/(gain) (included in other expense (income), net)(5)	6.3
Other adjustments(6)	(2.8)
Advisory monitoring fee(7)	10.0

Adjusted EBITDA	$314.2

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges and losses from the sale of assets not included in restructuring and special items discussed below.

(3)	Restructuring and other special charges of $32.0 million reflect the following:

•

$30.0 million related to restructuring activities. The restructuring programs focus on various aspects of operations, including closing certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure.

•	$2.0 million related to costs incurred to separate from Cardinal.

(4)	Reflects the $0.2 million gain of unrealized investments and other non-recurring items.

(5)

Reflects foreign exchange loss of $3.9 million related to unrealized foreign currency transactions on Euro-denominated debt recorded in non-U.S. dollar currencies and unrealized foreign currency translations recorded on intercompany loans that are denominated in other currencies than the U.S. dollar, and a non-cash unrealized loss of $2.4 million related to derivatives in the Euro and Yen swap agreements.

(6)

Reflects other adjustments required in calculating the Company’s covenant compliance definitions under the indentures governing the Company’s notes, primarily $4.6 million gain of noncontrolling interest expense, and $1.8 million of severance and relocation costs in selling, general and administrative expenses.

(7)	Represents amount of sponsor advisory fee. See Related Party Transactions (Note 11) of the unaudited Consolidated Financial Statements.

Interest Risk Management

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of March 31, 2010 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with the Company’s floating USD LIBOR and EURIBOR rate debt were designated as effective cash flow hedges. The derivative used to manage the risk associated with the Company’s floating TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt is an effective economic hedge but is not designated as an effective cash flow hedge for financial reporting purposes.

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

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements as of March 31, 2010.

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

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with the Company’s floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on the Company’s future interest expense. As of March 31, 2010, we had seven interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with the Company’s floating rate loans due in May 2013 and April 2014. These agreements include four U.S. dollar-denominated, two Euro-denominated and one Yen-denominated interest rate swap agreement(s).

The Japanese Yen interest rate swap is an effective economic hedge but was not designated as an effective cash flow hedge for financial reporting purposes. The change in value is included in the Consolidated Statements of Operations as Other (Income)/Expense, net. Conversely, unrealized (gains)/losses on the U.S. Dollar and Euro interest rate swaps are classified as effective hedges for financial reporting purposes and are included in Accumulated Other Comprehensive Income/(Loss) and the corresponding payables are included in other current liabilities in the Company’s Consolidated Balance Sheet.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits, currently totaling one hundred nineteen in number, filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. Plaintiffs allege that they suffer from inflammatory bowel disease and other disorders as a result of their ingestion of Amnesteem. The geographic distribution of these one hundred nineteen lawsuits is as follows: one in the U.S. District Court for the Middle District of North Carolina that has been transferred to the Accutane® (Isotretinoin) federal Multi-District Litigation (“Accutane MDL”) in the Middle District of Florida; two in the Court of Common Pleas, Washington County, Pennsylvania; one in the Circuit Court, Cook County, Illinois; and one hundred fifteen in the Superior Court, Atlantic County, New Jersey. The New Jersey cases and several of the other cases have been brought by a consortium of plaintiffs’ law firms, including Seeger Weiss. The following discussion contains more detail about the lawsuits.

One hundred fifteen lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by individual plaintiffs who claim to have ingested Amnesteem and, in some cases, one or more competing branded generic isotretinoin products, including Sotret® (Ranbaxy) and/or Claravis® (Barr), as well as Accutane (the pioneer isotretinoin product sold by Hoffmann-La Roche). Forty-nine of these cases allegedly involve the use of both Accutane and one or more of the branded generic forms of isotretinoin. Such cases, which include one or more Roche entities as defendants, are filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all Accutane lawsuits pending in New Jersey state courts. The remaining sixty-six cases do not involve the use of Accutane but allegedly involve the use of one or more branded generic isotretinoin products, including Amnesteem. These cases are not part of the Accutane mass tort litigation; these non-mass tort, generics-only cases have been consolidated for discovery purposes but not for trial. All one hundred fifteen of the cases, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name the pharmaceutical companies whose respective isotretinoin products each plaintiff allegedly ingested.

Two lawsuits involving only Amnesteem use are pending in the Court of Common Pleas, Washington, County, Pennsylvania. One lawsuit was filed in the General Court of Justice, Superior Court Division, Durham County, North Carolina, but was removed to the United States District Court for the Middle District of North Carolina, Durham Division. Pursuant to a tolling agreement, the case had been dismissed without prejudice pending the outcome of the United States Court of Appeals for the Eleventh Circuit’s review of the decision of the Accutane MDL Court to exclude plaintiff’s general causation expert. On August 26, 2008, the Eleventh Circuit affirmed the exclusion of plaintiff’s expert, and a subsequent petition for rehearing was denied. Plaintiffs have since re-filed the case in the Middle District of North Carolina and the Company successfully moved to transfer the case to the Accutane MDL.

One lawsuit appearing to involve only Amnesteem use was served on the Company in February 2009 and had been pending in the District Court of Bowie County, Texas. This plaintiff ultimately dismissed his Texas lawsuit, shortly after filing a new lawsuit in New Jersey, and this New Jersey lawsuit is included among the above-referenced sixty-six consolidated non-mass tort cases.

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

Although expressed in various terms, generally speaking, all one hundred ten lawsuits set forth some or all of the standard array of product liability claims, including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[REMOVED AND RESERVED]

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits:

10.1	Separation Agreement, dated March 29, 2010, between Aleksandar Erdeljan, PTS Holdings Corp, BHP PTS Holdings LLC and all of their respective parents subsidiaries and affiliated Companies*

10.2	Separation Agreement, dated February 22, 2010, between George L. Fotiades and PTS Holdings Corp. and all of its parents, subsidiaries and affiliated Companies*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date: May 14, 2010	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date: May 14, 2010	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Senior Vice President & Chief Financial Officer