Form 10-K
period 2010-06-30
Catalent Pharma Solutions, Inc.
filed 2010-09-17
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010	Commission file number 333-147871

CATALENT PHARMA SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3523163
(State of incorporation)	(I.R.S. Employer Identification No.)

14 Schoolhouse Road Somerset, New Jersey	08873
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 537-6200

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

(Note: As a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it were subject to such filing requirements.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company in Rule 12b of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On September 15, 2010 there were 100 shares of the Registrant’s Common Stock, par value $0.01 per share, issued and outstanding.

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

General

Catalent Pharma Solutions, Inc. (“we”, “us”, “our” or the “Company”) is one of the leading providers of advanced drug delivery technologies and outsourced development, manufacturing, and packaging services to the global pharmaceutical, biotechnology and consumer health industry. Our proprietary drug delivery and formulation technologies help our customers achieve their desired clinical and market outcomes and are used in many well-known products. Our business is organized in four operating segments: Development & Clinical Services, Oral Technologies, Sterile Technologies and Packaging Services. We believe that through our prior and ongoing investments in capacity, our ongoing focus on operational excellence, our innovation activities, and the sales of existing products and introduction of new products by our customers, we will continue to benefit from attractive margins and from the growth potential in these areas.

We have extensive relationships with leading industry customers. In fiscal 2010, we did business with 89 of the top 100 global pharmaceutical marketers and 38 of the top 50 biotechnology marketers. Selected key customers include Pfizer, Johnson & Johnson, GlaxoSmithKline, Eli Lilly, Merck, Genentech, and Novartis. We have many long-standing relationships with our customers, particularly in proprietary technologies, where a product relationship will often last for more than a decade and can extend from clinical development through the end of a product’s life cycle. We serve customers who require innovative product development, superior quality, advanced manufacturing and skilled technical services to support their development and marketed product needs.

We believe our customers value us because our breadth of technologies and services, geographic reach, and depth of expertise enable us to create a broad range of business and product solutions that can be customized to fit their individual needs. Many of these offerings are unavailable on an integrated basis from other providers of individual technologies or outsourcing services. The aim of our offerings is to allow our customers to manage their own capital bases more efficiently, lower their total costs, and increase their focus on core competencies to more efficiently and effectively develop and commercialize products that improve patient outcomes. We believe our leading market position, significant global scale, broad customer base, and diverse set of offerings reduce our exposure to potential strategic and product shifts within the industry.

Our history of innovation in the advanced delivery and packaging of drugs formed the foundation of our market-leading business. We have a track record of more than seven decades of oral dose form innovation since we first commercialized softgel manufacturing in the 1930s. Last year, we celebrated the 75th anniversary of our original softgel manufacturing process patent. We launched the “fast dissolve” dose form category by commercializing our Zydis® technology in the 1980s and, in 2001, introduced a vegetable-based softgel shell system, VegiCaps® Soft capsules. In addition to oral dose innovations, we also have three decades of packaging innovation experience in patient and physician sample kits, innovative child resistant/senior-friendly designs, unit dose technologies such as the award-winning DelPouch®, and compliance-enhancing packaging solutions. Our GPEx® cell line technology for biologics can help bring innovative and biosimilar products into development more rapidly. Today we employ more than 1,000 scientists and technicians and hold approximately 1,300 patents and patent applications in advanced drug delivery, biologics formulation, manufacturing and packaging. We apply this portfolio to actively support current and future revenue generation and we may receive exclusivity fees and royalties for certain technologies.

History

Until we were acquired by affiliates of The Blackstone Group (“Blackstone”) in 2007, we operated as part of the Pharmaceutical Technologies and Services (“PTS”) segment of Cardinal Health, Inc. (“Cardinal”). PTS was created through a series of acquisitions starting in 1996 in order to provide a broad range of specialized, comprehensive, market-leading solutions for the global pharmaceutical and biotechnology industry. In 1996, Cardinal acquired PCI Services, Inc., which was the market leader in outsourced packaging for prescription and over-the-counter pharmaceuticals, veterinary and other products. Two years later, R.P. Scherer Corporation, the market leader in advanced oral drug delivery technologies, was acquired. In 1999, Cardinal acquired Automated Liquid Packaging, Inc., the market leader in blow-fill-seal technology for respiratory treatments, opthalmics, and other areas, in an effort to enter the important sterile dose form market.

In 2001, Cardinal continued its expansion of the PTS segment with two key acquisitions, SP Pharmaceuticals, LLC, a provider of sterile fill/finish manufacturing and lyophilication services for injectables, and International Processing Corporation, a provider of oral solid coating and dose manufacturing services. In 2002, PTS entered the fee-for-service analytical chemistry market with the acquisition of Magellan Labs, a leader in the provision of analytical sciences services to the U.S. pharmaceuticals industry. Finally, in 2003, Cardinal acquired Intercare Group PLC, from which we expanded our European manufacturing network. During the period from 2002 through 2006 we also made other selective acquisitions of businesses, facilities and technologies in all segments.

Our Competitive Strengths

•

Leading Provider of Innovative Proprietary Technologies and Outsourced Services. We are one of the leading providers of proprietary drug delivery and outsourced services to the global pharmaceutical, biotechnology and consumer health industry. We believe we have the leading outsourced market share position within the Oral Technologies and Packaging Services segments. With over 1,000 scientists and technicians worldwide and approximately 1,300 patents and patent applications, we possess significant expertise in proprietary technologies and formulation.

•

Longstanding, Extensive Relationships with Blue Chip Customers. We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In fiscal 2010, we did business with 89 of the top 100 global pharmaceutical marketers and 38 of the top 50 biotechnology marketers. Regardless of size, our customers all seek innovative product development, superior quality, advanced manufacturing and skilled technical services to support their development and marketed product needs. We believe our customers value us because our geographic reach, advanced technologies, breadth of services, and depth of expertise enable us to create a broad range of business and product solutions, many of which are unavailable on an integrated basis from other individual providers of outsourcing services.

•

Diversified Operating Platform. We are diversified by virtue of our geographic scope, our large customer base, the range of products we produce, our service offerings, and our ability to provide solutions at nearly every stage of product lifecycles. We provide services for thousands of products and customers in nearly 100 countries, with the top 20 products representing less than one-third of total revenue in fiscal 2010. This diversity, combined with long product lifecycles and close customer relationships, has contributed to the stability of our business. It has also allowed us to capitalize on opportunities across the spectrum of outsourced services to the pharmaceutical, biotechnology and consumer health industries, and to reduce our exposure to potential strategic, customer and product shifts.

•

Culture of Innovation with Strong Formulation and Engineering Foundation. We have a long track record of innovation across our offerings and, to further encourage active innovation, we have developed incentive compensation systems linked to patent filings and other recognition and reward programs for scientists and non-scientists alike. Our culture of creativity and innovation is founded on our advanced drug delivery and formulation scientists, our advanced packaging and blow-fill-seal design engineers, and our manufacturing engineers throughout our global network. We also design and fabricate tooling and other critical production components in many of our businesses.

•

Significant Historical Investment in Global Manufacturing. We have made significant past investments to establish a global manufacturing footprint and today hold nearly five million square feet of manufacturing and laboratory space across five continents. Recent investments in facilities and capacity in our Oral Technologies and Sterile Technologies segments have positioned us for future growth in key market areas. Our manufacturing capabilities allow us the flexibility to accommodate the changing needs of our customers while consistently meeting their quality, delivery and regulatory compliance expectations.

•

High Standards of Quality and Regulatory Compliance. We operate our plants in accordance with current good manufacturing practices (“cGMP”), following our own high standards which are consistent with those of many of our large global pharmaceutical and biotechnology customers. We have approximately 1,000 employees around the globe focused on quality and regulatory compliance. More than half of our facilities are registered with the U.S. Food and Drug Administration (“FDA”), with the remaining facilities registered with other applicable regulatory agencies, such as the European Medicines Agency (“EMEA”). In some cases, facilities are registered with multiple regulatory agencies.

•

Strong and Experienced Management Team. Our senior management team is operationally focused with more than 200 years of combined and diverse experience within the pharmaceutical and healthcare industries. With an average tenure of 17 years within healthcare, this team possesses deep market knowledge and a wide network of industry relationships.

•

Principal Shareholder with Proven Healthcare Sector Expertise. Our principal shareholder is an entity controlled by affiliates of The Blackstone Group, a leading global alternative asset manager and financial advisory firm. Current and prior healthcare investments by The Blackstone Group, in addition to the Company, include: Biomet, Emcure, Gerresheimer, Apria Healthcare, Nycomed, DJO Inc., Southern Cross, Stiefel Labs, TeamHealth and Vanguard Health Systems.

Our Strategy

We believe that we are well situated to leverage our market-leading position, strong customer relationships, innovative technologies and prior investments to generate future growth and attractive returns on capital. We have identified three strategic components to our growth strategy:

•

Driving enhanced value in our current businesses through operational excellence, focused selling of development and supply chain solutions, active cross-referral and selling of individual offerings, and maximizing the value created from new offerings, facilities and capacity.

•

Creating new value through focused, market-centric innovation and technology leadership efforts, including developing new, differentiated solutions; creating new markets and expanding current markets for our offerings; making obsolete the need for our customers to maintain in-house capabilities in our areas of competency; and generating and accessing new intellectual property.

•

Expanding our participation in marketed products, such as through royalties and profit-sharing opportunities or through development and out-licensing of such products, to enable us to retain a greater share of the value of the products we produce.

The near-term elements of our growth strategy include:

•

Realize Benefits of Our Recent Investments in Expanded Capacity and Capabilities. We have made significant recent capital investments in our Sterile Technologies and Oral Technologies segments to position us for future growth. These investments are aligned with attractive market segments, such as pre-filled syringes and proprietary oral dose technologies.

•

Continue to Enhance our Operational Excellence. We expect to drive both new sales and margin improvements as a result of our continued focus on driving operational excellence in everything we do. We expect to achieve this via tools such as Lean Manufacturing and Six Sigma. Lean Manufacturing includes a set of programs designed to eliminate inefficiencies from processes to drive improved earnings and customer satisfaction, while Six Sigma focuses on significantly reducing process variations and consistently achieving desired product specifications.

•

Realize Benefits from Growth Initiatives Already Underway. We have identified specific initiatives and strategies which are intended to drive sales and profitability growth. We expect that potential planned customer launches of products that are currently in development will contribute future growth in the near-to-medium term. We expect to drive additional growth through future launches resulting from technology innovation programs currently underway. We also have multiple programs in active development for prescription and consumer health products that we believe, if successfully developed and commercially launched, will provide a significant contribution to growth through manufacturing revenues, profit shares and/or royalties.

Our Segments

Our offerings and services are summarized below by segment.

Segment	Offerings and Services	Fiscal 2010 Revenue*
		(in millions)
Development & Clinical Services	• Manufacturing, packaging, storage, distribution and inventory management for clinical trial drugs and biologics, analytical and scientific consulting services, biologic cell line development including our GPEx® technology, and development and manufacturing services for inhaled products	$160.0

Oral Technologies	• Formulation, development and manufacturing of prescription and consumer health products using our proprietary Softgel, Vegicaps® Soft and Zydis® technologies, as well as conventional oral drug delivery technologies	$1,019.4

Sterile Technologies	• Formulation, development, and manufacturing for prefilled syringes, other injectable formats, and blow-fill-seal unit doses	$218.9

Packaging Services	• Commercial packaging (blisters, bottles, pouches and unit doses), advanced packaging technologies, printing (inserts, labels, folding cartons)	$349.6

*	Segment Revenue includes inter-segment revenue of $45.3 million.

As part of a strategy to streamline and focus operations, the business was reorganized during the first quarter of 2010 into four operating segments: Development and Clinical Services, Oral Technologies, Sterile Technologies and Packaging Services. This reorganization resulted in certain clinical service business being moved out of the Packaging segment and Sterile Technology segment and into the Development and Clinical Services segment. As a result, the segment financial data for the year ended June 30, 2010 reflects this new segmentation and the data for the prior periods presented have been restated to reflect this change. See Note 1 to the Consolidated Financial Statements.

This table should be read in conjunction with Note 15 to the Consolidated Financial Statements.

Development & Clinical Services segment

Our Development & Clinical Services segment provides manufacturing, packaging, storage and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes dose form manufacturing or over-encapsulation where needed, placebos, comparator drugs, clinical packages and kits for physicians and patients, inventory management, investigator kit ordering and fulfillment, and return supply reconciliation and reporting. We support trials in most regions of the world through our network of facilities.

We also offer analytical chemical and cell-based testing and scientific services, respiratory products formulation and manufacturing, regulatory consulting, and biologics product development. Our respiratory product capabilities include development services for sterile products and inhaled products for delivery via metered dose inhalers, dry powder inhalers and nasal sprays. Our offerings are based on quality, execution and performance as well as the depth and breadth of services offered. We provide global regulatory and clinical support services for our customers regulatory and clinical strategies during all stages of development. Our biologics offerings include our advanced and patented Gene Product Expression (“GPEx”) technology, which is used to develop stable, high-yielding mammalian cell lines for biologic compounds. Our GPEx ® technology can provide rapid cell line development, high biologics production yields, flexibility and versatility.

Oral Technologies segment

Our Oral Technologies segment provides formulation, development and manufacturing of oral dose forms for prescription and consumer health products. These oral dose forms include either softgel or modified release or immediate release solid oral technology products. We provide formulation, development and manufacturing services for soft gelatin capsules, or “softgels”, which we first commercialized in the 1930s. We are the market leader in overall softgel manufacturing and hold the leading market position in the prescription arena. Our two softgel technologies include traditional softgel capsules (in which the shell is made from animal-derived materials) and VegiCaps Soft (in which the shell is made from vegetable-derived materials), are used in a broad range of customer products including prescription drugs, over-the-counter medications, and vitamins and supplements. Softgel capsules encapsulate liquid, paste or oil-based active compounds in solution or suspension into an outer shell, filling and sealing the capsule simultaneously. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter compounds, and to provide safe handling of hormonal, potent and cytotoxic drugs. We also participate in the softgel vitamin, mineral and supplement business in selected regions around the world. With the 2001 introduction of our vegetable-derived softgel shell, VegiCaps Soft capsules, drug and consumer health manufacturers have been able to expand the compatibility of the softgel dose form with a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary or cultural preferences. Our VegiCaps Soft capsules are patent protected in most major global markets.

Physician and patient studies we have conducted have demonstrated a preference for softgels versus traditional tablet and capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient compliance with dosing regimens.

Our Oral Technologies segment also provides formulation, development and manufacturing services for fast-dissolve and controlled release products. We launched the “fast-dissolve” tablet category in 1986 with the introduction of Zydis tablets, a unique oral dosage form that is freeze-dried in its package, can be swallowed without water, and typically dissolves in the mouth in less than three seconds. Most often used for drugs and patient groups that can benefit from rapid oral disintegration, the Zydis technology is utilized in a wide range of products and indications, including treatments for a variety of central nervous system-related conditions such as migraines, Parkinsons’ Disease, schizophrenia, and pain-relief. Zydis tablets continue to be used in new ways by our customers as we extend the application of the technology to new categories, such as for immunotherapies or vaccines. We plan to continue to expand the development pipeline of customer products for Zydis tablets.

Representative customers include Pfizer, Novartis, Merck, GlaxoSmithKline, Mylan, Eli Lilly and Johnson & Johnson.

Sterile Technologies segment

Our Sterile Technologies segment principally provides formulation, development and manufacturing services for products requiring aseptic processing, including products for injection and inhalation, using both traditional and advanced technologies. Our range of injectable manufacturing offerings includes filling drugs or biologics into pre-filled syringes, bags and other delivery formats. We provide integrated solutions offerings and related supporting services such as process validation skills. With our range of injectable solutions we are able to meet a wide range of specifications, timelines and budgets. The complexity of the manufacturing process, the importance of experience and know-how, and the high start-up capital requirements create significant barriers to entry and, as a result, limit the number of competitors in the market. For example, blow-fill-seal is an advanced aseptic processing technology which uses a continuous process to form, fill with drug, and seal a plastic container in a sterile environment. blow-fill-seal units typically cost less than traditional sterile forms on a per-unit basis and are currently used primarily for non-injectable drugs, such as respiratory, ophthalmic and otic products. We are a leader in the outsourced blow-fill-seal market and operate one of the largest capacity commercial manufacturing blow-fill-seal facilities in the world. Our sterile blow-fill-seal manufacturing has the capacity and flexibility of manufacturing configurations and solutions for products that are temperature, light and/or oxygen-sensitive. We also provide innovative solutions related to complex container design and manufacturing. Our regulatory expertise leads to decreased time to commercialization and our dedicated and development production lines support feasibility, stability and clinical runs. We plan to continue to expand our product line in existing and new markets and in higher margin specialty products with additional respiratory, ophthalmic, injectable and nasal applications.

Representative customers include Pfizer, Sanofi-Aventis, Novartis and Roche.

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

Examples of our patented and proprietary technologies include the design of the award-winning DelPouch package for unit dosing of topical compounds and DelStrip for child-resistant packaging of oral film medications.

We have more than three decades of package design innovation experience, including child-resistant packaging, compliance-enhancing calendar packaging designs such as Hingepak, cutting-edge anti-counterfeiting packaging solutions, and two-dimensional bar code-and RFID-incorporating packaging processes. We remain focused on providing fully-integrated solutions, both within the packaging area and across our other businesses. Our scalability and flexibility is a key to our success, allowing us to meet the needs for products of varying market sizes, from orphan drugs all the way through blockbuster launches. We have the ability to produce materials for and package more than 200 different products simultaneously in our network of facilities.

Representative customers include Johnson & Johnson, GlaxoSmithKline, Novartis, Wyeth, Amgen, Sankyo and Pfizer.

Development and Supply Chain Solutions

We are differentiated in the market by our ability to offer a broad range of innovative development and product supply solutions which can combined or tailored in many ways to help our customers take their compounds from laboratory to market. Once a product is on the market, we can provide comprehensive integrated product supply, from the sourcing of the bulk drug to comprehensive manufacturing and packaging to the testing required for release to distribution. Customer solutions we develop are flexible, scalable and creative, so that they meet the unique needs of both large and emerging companies, and for products of all sizes. We believe that our integrated solutions will continue to become an increasingly important contributor to our future growth.

Sales and Marketing

Our target customers include large pharmaceutical and biotechnology companies, mid-size, emerging and specialty pharmaceutical and biotechnology companies, and consumer health companies, along with companies in other selected healthcare market segments. We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In fiscal 2010, we did business with 89 of the top 100 global pharmaceutical marketers, 38 of the top 50 biotechnology marketers, and more than two thousand other customers. Faced with pricing and reimbursement pressures as well as other market challenges, large pharmaceutical and biotechnology companies have increasingly sought partners to enhance the clinical competitiveness of their drugs and biologics and to reduce their fixed cost base. Many mid-size, emerging and specialty pharmaceutical and biotechnology companies, while facing the same pricing and market pressures, have chosen not to build a full infrastructure, but rather to partner with other companies—through licensing agreements, collaborations or outsourcing—to access the critical skills, technologies and services required to bring their products to market. Consumer health companies require rapidly-developed, innovative dose forms, packaging and formulations to keep up in the fast-paced over-the-counter medication and vitamins markets. These market segments are all critically important to our growth, but require distinct solutions, marketing and sales approaches, and market strategy.

We follow a hybrid demand generation organization model, with global account teams offering the full breadth of Catalent’s solutions to selected accounts and technical specialist teams providing the in-depth technical knowledge and practical experience essential for each individual offering. All business development and field sales representatives ultimately report to a single sales head, and significant investments have been made in capabilities-specific training and selling. Our sales organization currently consists of nearly 150 full-time, experienced sales professionals. We participate in major trade shows relevant to the offerings globally and ensure adequate visibility to our offerings and solutions through a comprehensive advertising and publicity program.

Global Accounts

We manage selected accounts globally due to their materiality and growth potential by establishing strategic plans, goals and targets. We recorded approximately 44% of our total revenue in fiscal 2010 from these global accounts. These accounts are assigned a dedicated business development professional with substantial industry experience. These account leaders, along with members of the executive leadership team, are responsible for managing and extending the overall account relationship. Growing sales, profitability, and increasing account penetration are key goals and are directly linked to compensation. Account leaders also work closely with the rest of the sales organization to ensure alignment around critical priorities for the accounts.

Emerging, Specialty and Virtual Accounts.

Emerging, specialty and virtual pharmaceutical and biotechnology companies are expected to be a critical driver of industry growth globally. For example, nearly all of the industry-wide volume growth between 2010 and 2015 is expected to come from outside the top 10 pharmaceutical companies. In addition, we believe the majority of compounds in development are also from these emerging companies. Historically, many of these companies have chosen not to build a full infrastructure, but rather partner with other companies to produce their products. We expect them to continue to do so in the future, providing a critical source for future integrated solution demand.

We expect to continue to increase our penetration of geographic clusters of emerging companies in North America and Europe. We regularly use active pipeline screening and customer targeting to identify the optimal candidates for partnering based on product profiles, funding status, and relationships, to ensure that our technical sales specialists and field sales representatives develop custom solutions designed to address the specific needs of customers in the market.

Contractual Arrangements

We generally enter into a broad range of contractual arrangements with our customers, including agreements with respect to feasibility, development, supply, licenses, packaging service arrangements and quality. The terms of these contracts vary significantly depending on the offering and customer requirements. Some of our agreements may include a variety of revenue arrangements such as fee-for-service, royalties, profit-sharing and fixed fees. We generally secure pricing and contract mechanisms in our supply agreements that allow for periodic resetting of pricing terms and, in some cases, these agreements provide for our ability to renegotiate pricing in the event of certain price increases for the raw materials underlying our products. Our typical supply agreements include indemnification from our customers for product liability and intellectual property matters and caps on Catalent’s contractual liabilities, subject in each case to negotiated exclusions. In addition, our typical manufacturing supply agreement terms range from two to five years with regular renewals of one to three years, although some of our agreements are terminable upon much shorter notice periods, such as 30 or 90 days.

Manufacturing Capabilities

We operate manufacturing facilities, development centers and sales offices throughout the world. We have twenty-nine facilities on five continents with nearly five million square feet of manufacturing, lab and related space. Our manufacturing capabilities encompass a full suite of competencies including regulatory, quality assurance and in-house validation at all of the production sites.

We operate our plants in accordance with cGMP, utilizing the same high standards as our large pharmaceutical and biotechnology customers. More than half of our facilities are registered with the U.S. Food and Drug Administration (“FDA”), with the remaining facilities being registered with other applicable regulatory agencies, such as the EMEA. In some cases certain facilities are registered with multiple regulatory agencies.

We have invested approximately $470 million in our manufacturing facilities since fiscal 2006 through improvements and expansions in our facilities including $79.3 million on capital expenditures in fiscal 2010. We believe that all of our facilities and equipment are in good condition, are well maintained and are able to operate at or above present levels for the foreseeable future.

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

Raw Materials

We use a broad and diverse range of raw materials in the design, development and manufacture of our products. This includes, but is not limited to key materials such as gelatin, starch, and iota carrageenan for the Oral Technologies segment; packaging films and paper products for our Packaging Technologies and Development & Clinical Services segment, and resin for our blow-fill-seal sterile business in our Sterile Technologies segment. The raw materials that we use are sourced externally on a global basis. Globally, our supplier relationships could be interrupted due to natural disasters and international supply disruptions, including those caused by pandemics, geopolitical and other issues. For example, the supply of gelatin is obtained from a limited number of sources. In addition, much of the gelatin we use is bovine-derived. Past concerns of contamination from Bovine Spongiform Encephalopathy (“BSE”) have narrowed the number of possible sources of particular types of gelatin. If there were a future disruption in the supply of gelatin from any one or more key suppliers, there can be no assurance that we could obtain an alternative supply from our other suppliers. If future restrictions were to emerge on the use of bovine-derived gelatin from certain geographic sources due to concerns of contamination from BSE, any such restriction could hinder our ability to timely supply our customers with products and the use of alternative non-bovine-derived gelatin for specific customer products could be subject to lengthy formulation, testing and regulatory approval.

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

Employees

We have approximately 9,200 employees in twenty-nine facilities on five continents: Thirteen facilities are in the United States, one of which is unionized; the unionized facility has a five-year collective bargaining agreement in place, expiring during Fiscal 2011. National work councils and/or unions are active at all twelve of our European facilities consistent with labor environments/laws in European countries. Similar relationships with labor unions or national work councils exist in our plants in Argentina, Brazil and Australia. Our management believes that our employee relations are satisfactory.

	North America	Europe	South America	Asia Pacific	Total
Approximate Number of Employees	3,900	4,000	700	600	9,200

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

We have applied in the United States and certain foreign countries for registration of a number of trademarks, service marks and patents, some of which have been registered and issued, and also hold common law rights in various trademarks and service marks. We hold approximately 1,300 patents and patent applications worldwide in advanced drug delivery, biologics formulation, and manufacturing and packaging.

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

Regulatory Matters

The manufacture, distribution and marketing of the use of our offerings for the products of our customers in this industry are subject to extensive ongoing regulation by the FDA, other government authorities and foreign regulatory authorities. Certain of our subsidiaries may be required to register for permits and/or licenses with, and will be required to comply with operating and security standards of, the Drug Enforcement Agency (“DEA”), the FDA, the Department of Health and Human Services (“DHHS”), the European Union (“EU”) member states and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies, and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.

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

The costs associated with complying with the various applicable federal regulations, as well as state, local, foreign and transnational regulations, could be significant and the failure to comply with such legal requirements could have an adverse effect on our results of operations and financial condition.

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

Environmental Matters

Our operations are subject to a variety of environmental, health and safety laws and regulations, including those of the Environmental Protection Agency (“EPA”) and equivalent state, local and foreign regulatory agencies in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Our manufacturing facilities use, in varying degrees, hazardous substances in their processes. These substances include, among others, chlorinated solvents, and in the past chlorinated solvents were used at one or more of our facilities, including a number we no longer own or operate. As at our current facilities, contamination at such formerly owned or operated properties can result and has resulted in liability to us, for which we have recorded appropriate reserves as needed.

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

We are highly leveraged. The following chart shows our level of indebtedness as of June 30, 2010.

		June 30, 2010
	Maturity	(in millions)
Debt:
Senior secured credit facilities:
Revolving credit facility(1)	April 2013	$—
Term loan facilities(2)	April 2014	1,344.8
Senior toggle notes	April 2015	624.4
Senior subordinated notes(3)	April 2017	265.4
Other obligations	November 2010 - October 2015	35.4

Total debt		$2,270.0

(1)	We have a senior secured $350.0 million revolving credit facility, with an original six-year maturity.
(2)	We have approximately $1,344.8 million (U.S. dollar equivalent) aggregate principal amount of senior secured term loan facilities, consisting of a $1,028.2 million U.S. dollar-denominated tranche and a €257.1 million Euro-denominated tranche (equal to $316.6 million based on an exchange rate of €1 = $1.2317), each with an original seven-year maturity.
(3)	Represents the U.S. dollar-equivalent of the €215.5 million aggregate principal amount of senior subordinated notes based on an exchange rate of €1 = $1.2317.

Our high degree of leverage could have important consequences for us, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest;

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

Our total interest expense was $161.4 million, $183.2 million and $204.3 million for fiscal years 2010, 2009 and 2008, respectively. After taking into consideration our ratio of fixed-to-floating rate debt, a 100 basis point increase in such rates would increase our annual interest expense by approximately $3.0 million.

The recent financial crisis and uncertainty in global economic conditions could negatively affect our operating results.

Uncertainty in global economic conditions has resulted in substantial volatility in the credit markets and a low level of liquidity in many financial markets. These conditions may result in a further slowdown to the global economy that could affect our business by reducing the prices that end market participants are willing to pay for our customer’s products or by reducing the demand of our offerings, which could in turn negatively impact our sales and revenue generation and result in a material adverse effect on our business, cash flow, results of operations, financial position and prospects.

Despite our high indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indentures governing the notes and the senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition to the $335.0 million available to us for borrowing, subject to certain conditions, from our $350 million revolving credit facility, we have the option to increase the amount available under the term loan and revolving credit facilities by up to an aggregate of $300.0 million on an uncommitted basis. In addition, under the senior toggle notes, we have the option to elect to pay interest in the form of PIK Interest, as defined in Note 6 of the audited Consolidated and Combined Financial Statements, which will increase our debt by the amount of any such interest. If new debt is added to our or our subsidiaries’ existing debt levels, the risks associated with debt we currently face would increase.

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

We face material competition in each of our markets. Competition is driven by proprietary technologies and know-how, capabilities, consistency of operational performance, quality, price, value and speed. Some competitors may have greater financial, research and development, operational and marketing resources than we do. Competition may also increase as additional companies begin to enter our markets or use their existing resources to compete directly with ours. Expanded competition from manufacturers in low-cost jurisdictions, such as India and China, may in the future impact our results of operations or prevent our growth. Greater financial, research and development, operational and marketing resources may allow our competitors to respond more quickly with new, alternative or emerging technologies. Changes in the nature or extent of our customer requirements may render our offerings obsolete or non-competitive and could adversely affect our results of operations and financial condition.

The demand for our offerings depends in part on our customers’ research and development and marketing efforts. Our business, financial condition and results of operations may be harmed if our customers spend less on or are less successful in these activities.

Our customers are engaged in research, development, production and marketing in the pharmaceutical, biotechnology and consumer health products. The amount of customer spending on research, development, production and marketing has a large impact on our sales and profitability, particularly the amount our customers choose to spend on outsourcing. Our customers determine the amounts that they will spend based upon, among other things, available resources and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors’ research, development and production initiatives, and the anticipated reimbursement scenarios for specific products and therapeutic areas. In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including research and development departments and their budgets. Our customers finance their research and development spending from private and public sources. A reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations. If our customers are not successful in attaining or retaining product sales due to market conditions, reimbursement issues or other factors, our results of operations may be materially impacted.

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

The healthcare industry is highly regulated. We are subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of DEA, FDA, various state boards of pharmacy, state health departments, the United States DHHS, the European Union member states and other comparable agencies and, in the future, any changes to such laws and regulations could adversely affect us. In particular, we are subject to laws and regulations concerning good manufacturing practices and drug safety. Our subsidiaries may be required to register for permits and/or licenses with, and may be required to comply with the laws and regulations of the DEA, the FDA, DHHS, foreign agencies including the EMEA, and other various state boards of pharmacy, state health departments and/or comparable state agencies as well as certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.

The manufacture, distribution and marketing of our offerings for use in our customers’ products are subject to extensive ongoing regulation by the FDA, the DEA, the EMEA, and other equivalent local, state, federal and foreign regulatory authorities. Failure by us or by our customers to comply with the requirements of these regulatory authorities could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution, restrictions on our operations, civil or criminal sanctions, or withdrawal of existing or denial of pending approvals, including those relating to products or facilities. In addition, such a failure could expose us to contractual or product liability claims as well as contractual claims from our customers, including claims for reimbursement for lost or damaged active pharmaceutical ingredients, the cost of which could be significant.

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

Our results depend on our ability to execute and improve when necessary our quality management strategy and program, and effectively train and maintain our employee base with respect to quality management. Quality management plays an essential role in determining and meeting customer requirements, preventing defects and improving our offerings. While we have a network of quality systems throughout our business units and facilities which relate to the design, formulation, development, manufacturing, packaging, sterilization, handling, distribution and labeling of our customers’ products which use our offerings, quality and safety issues may occur with respect to any of our offerings. A quality or safety issue could have an adverse effect on our business, financial condition and results of operations and may subject us to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions and criminal actions. In addition, such an issue could subject us to costly litigation, including claims from our customers for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant.

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

The healthcare industry has changed significantly over time, and we expect the industry to continue to evolve. Some of these changes, such as healthcare reform, adverse changes in government funding of healthcare products and services, legislation or regulations governing the privacy of patient information, or the delivery or pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to change the amount of our offerings they purchase or the price they are willing to pay for our offerings. Changes in the healthcare industry’s pricing, selling, inventory, distribution or supply policies or practices could also significantly reduce our revenue and results of operations. Particularly, volatility in individual product demand may result from changes in public or private payer reimbursement or coverage.

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

We are dependent on key personnel.

We depend on senior executive officers and other key personnel, including our technical personnel, to operate and grow our business and to develop new enhancements, offerings and technologies. The loss of any of these officers or other key personnel combined with a failure to attract and retain suitably skilled technical personnel could adversely affect our operations. Although an incentive compensation plan is in place, we do not have the ability to compensate employees with publicly traded equity, which may have a negative impact on our ability to recruit and retain professionals, and could have a material adverse effect on our business, financial condition and results of operations.

Risks generally associated with our information systems could adversely affect our results of operations.

We rely on information systems in our business to obtain, rapidly process, analyze and manage data to:

•	facilitate the manufacture and distribution of thousands of inventory items to and from our facilities;

•	receive, process and ship orders on a timely basis;

•	manage the accurate billing and collections for thousands of customers;

•	manage the accurate accounting and payment for thousands of vendors; and

•	schedule and operate our global network of development, manufacturing and packaging facilities.

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

Our operations are subject to a variety of environmental, health and safety laws and regulations, including those of EPA and equivalent local, state, and foreign regulatory agencies in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Any failure by us to comply with environmental, health and safety requirements could result in the limitation or suspension of production or subject us to monetary fines or civil or criminal sanctions, or other future liabilities in excess of our reserves. We are also subject to laws and regulations governing the destruction and disposal of raw materials and non-compliant products, the handling of regulated material that are included in our offerings, and the disposal of our offerings at the end of their useful life. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes. Our manufacturing facilities use, in varying degrees, hazardous substances in their processes. These substances include, among others, chlorinated solvents, and in the past chlorinated solvents were used at one or more of our facilities, including a number we no longer own or operate. As at our current facilities, contamination at such formerly owned or operated properties can result and has resulted in liability to us. In the event of the discovery of new or previously unknown contamination either at our facilities or at third-party locations, including facilities we formerly owned or operated, the issuance of additional requirements with respect to existing contamination, or the imposition of other cleanup obligations for which we are responsible, we may be required to take additional, unplanned remedial measures for which no reserves have been recorded. We are conducting monitoring and cleanup of contamination at certain facilities currently or formerly owned or operated by us. We have established accounting reserves for certain contamination liabilities but cannot assure you that such liabilities will not exceed our reserves.

Certain of our pension plans are underfunded, and additional cash contributions we may be required to make will reduce the cash available for our business, such as the payment of our interest expense.

Certain of our employees in the United States, United Kingdom, Germany, France, Japan and Australia are participants in defined benefit pension plans which we sponsor. As of June 30, 2010, the underfunded amount of our pension plans on a worldwide basis was approximately $102.0 million, primarily related to our plans in the United Kingdom and Germany. We are also party to a multiemployer plan and other ongoing pension plan negotiations. The amount of future contributions to the United Kingdom plan or to our other underfunded plans will depend upon asset returns and a number of other factors and, as a result, the amount we may be required to contribute to such plan in the future may vary. Such cash contributions to the plans will reduce the cash available for our business such as the payment of interest expense on the notes or our other indebtedness.

Blackstone controls us and our Investors may have conflicts of interest with us or our noteholders in the future.

Blackstone controls approximately 86.7% of BHP PTS Holdings L.L.C., with the other Investors (as defined in Note 11 to the Consolidated Financial Statements) controlling the remainder. By virtue of this controlling interest and BHP PTS Holdings L.L.C.’s ownership of all the outstanding membership interests of our indirect parent company, Phoenix Charter LLC, we are controlled by Blackstone. Blackstone controls us and all of our subsidiaries and is entitled to elect all of our directors, to appoint new management and to approve actions requiring the approval of our stockholder, including approving or rejecting proposed mergers or sales of all or substantially all of our assets, regardless of whether noteholders believe that any such transactions are in their own best interests.

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

Our principal executive offices are located at 14 Schoolhouse Road, Somerset, New Jersey. We also operate manufacturing facilities, development centers and sales offices throughout the world. We have twenty-nine facilities on five continents with nearly five million square feet of manufacturing, lab and related space. Our manufacturing capabilities encompass a full suite of competencies including regulatory, quality assurance and in-house validation at all of the production sites. The following table sets forth our manufacturing and laboratory facilities by area and region:

	Facility Sites	Country	Region	Segment	Total Square Footage		Owned/Leased
1	Kakegawa	Japan	Asia Pacific	Oral Technologies	107,300		Owned
2	Braeside	Australia	Asia Pacific	Oral Technologies	163,100		Owned
3	Beinheim	France	Europe	Oral Technologies	78,100		Owned
4	Eberbach	Germany	Europe	Oral Technologies	370,580		Leased
5	Aprilia	Italy	Europe	Oral Technologies	72,000		Owned
6	Swindon	United Kingdom	Europe	Oral Technologies	164,687		Owned
7	Swindon	United Kingdom	Europe	Oral Technologies	253,314		Owned
8	Somerset, NJ	USA	North America	Oral Technologies	265,000		Owned
9	Winchester, KY	USA	North America	Oral Technologies	120,000		Owned
10	St. Petersburg, FL	USA	North America	Oral Technologies	328,073		Owned
11	Buenos Aires	Argentina	South America	Oral Technologies	265,000		Owned
12	Sorocaba	Brazil	South America	Oral Technologies	88,993		Owned
13	Schorndorf	Germany	Europe	Packaging Services	166,027		Owned
14	Dublin	Ireland	Europe	Packaging Services	82,882		Leased
15	Corby	United Kingdom	Europe	Packaging Services	103,000		Owned
16	Guaynabo	Puerto Rico	North America	Packaging Services	120,240		Owned
17	Humacao	Puerto Rico	North America	Packaging Services	60,000		Leased
18	Manati	Puerto Rico	North America	Packaging Services	83,841		Leased
19	Moorestown, NJ	USA	North America	Packaging Services	112,000		Owned
20	Woodstock, IL	USA	North America	Packaging Services	—	*
21	Philadelphia, PA	USA	North America	Packaging Services	427,908		Owned
22	Brussels	Belgium	Europe	Sterile Technologies	313,725		Owned
23	Limoges	France	Europe	Sterile Technologies	179,000		Owned
24	Woodstock, IL	USA	North America	Sterile Technologies	421,665		Owned
25	Philadelphia, PA	USA	North America	Development & Clinical Services	140,716		Leased
26	Middleton, WI	USA	North America	Development & Clinical Services	43,600		Leased
27	Morrisville, NC	USA	North America	Development & Clinical Services	186,406		Leased
28	Schorndorf	Germany	Europe	Development & Clinical Services	54,693		Owned
29	Bolton	United Kingdom	Europe	Development & Clinical Services	46,700		Owned

TOTAL					4,818,550

*	Site 20 leases space from site 24.

ITEM 3.	LEGAL PROCEEDINGS

Legal Matters

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits, currently totaling one hundred forty-two in number, filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. Plaintiffs allege that they suffer from inflammatory bowel disease and other disorders as a result of their ingestion of Amnesteem. The geographic distribution of these one hundred forty-two lawsuits is as follows: one in the U.S. District Court for the Middle District of North Carolina that has been transferred to the Accutane® (Isotretinoin) federal Multi-District Litigation (“Accutane MDL”) in the Middle District of Florida; two in the Court of Common Pleas, Washington County, Pennsylvania; and one hundred thirty-nine in the Superior Court, Atlantic County, New Jersey. The New Jersey cases and several of the other cases have been brought by a consortium of plaintiffs’ law firms, including Seeger Weiss. The following discussion contains more detail about the lawsuits.

One hundred thirty-nine lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by individual plaintiffs who claim to have ingested Amnesteem, and, in some cases, one or more competing branded generic isotretinoin products, including Sotret® (Ranbaxy) and/or Claravis® (Barr), as well as Accutane (the pioneer isotretinoin product sold by Hoffmann-La Roche). Fifty-five of these cases allegedly involve the use of both Accutane and one or more of the branded generic forms of isotretinoin. Such cases, which include one or more Roche entities as defendants, are filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all Accutane lawsuits pending in New Jersey state courts. The remaining eighty-four cases do not involve the use of Accutane but allegedly involve the use of one or more branded generic isotretinoin products, including Amnesteem. These cases are not part of the Accutane mass tort litigation; these non-mass tort, generics-only cases have been consolidated for discovery purposes but not for trial. All one hundred thirty-nine of the cases, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name the pharmaceutical companies whose respective isotretinoin products each plaintiff allegedly ingested.

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

One lawsuit appearing to involve only Amnesteem use was served on the Company in February 2009 and had been pending in the District Court of Bowie County, Texas. This plaintiff ultimately dismissed his Texas lawsuit, shortly after filing a new lawsuit in New Jersey, and this New Jersey lawsuit is included among the above-referenced eighty-four consolidated non-mass tort cases.

One lawsuit allegedly involving Amnesteem, Claravis and Accutane ingestions had been filed in the Circuit Court, Cook County, Illinois. The Company was dismissed from the suit without prejudice in June 2010.

Although expressed in various terms, generally speaking, all one hundred forty-two lawsuits set forth some or all of the standard array of product liability claims, including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

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

ITEM 4.	[REMOVED AND RESERVED]

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our common stock. PTS Intermediate Holdings LLC, which is wholly owned by PTS Holdings Corp., owns 100% of our issued and outstanding common stock. We have not paid cash dividends on our common stock over the past four fiscal years and we do not expect to pay cash dividends in the next twelve months. The agreements governing our indebtedness limit our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2010 (including the Predecessor and Successor periods as defined below). The selected historical financial data as of and for the predecessor years ended June 30, 2006, and the combined predecessor and successor year ended June 30, 2007 and the successor years ended June 30, 2008, 2009 and 2010 were derived from our audited Consolidated Financial Statements. This table should be read in conjunction with the Consolidated Financial Statements and notes thereto.

The Successor is the Company, presented as a stand alone entity and the Predecessor is the combined financial position of the Acquired Business when operated as part of the Pharmaceutical Technologies and Services (“PTS”) segment of Cardinal. The Predecessor’s financial statements were derived from the consolidated financial statements of Cardinal using the historical results of operations and the historical basis of assets and liabilities of the Predecessor.

	Predecessor	Predecessor	Successor	Combined (1) Unaudited	Successor	Successor	Successor
	Year Ended June 30, 2006	For the Period July 1, 2006 to April 9, 2007	For the Period April 10, 2007 to June 30, 2007	Year Ended June 30, 2007	Year Ended June 30, 2008	Year Ended June 30, 2009	Year Ended June 30, 2010
(in millions, except as noted)
Statement of Operations Data:
Net revenue	$1,608.0	$1,271.8	$422.2	$1,694.0	$1,817.7	$1,639.5	$1,702.6
Cost of products sold	1,195.9	973.1	333.0	1,306.1	1,360.1	1,234.3	1,225.6

Gross margin	412.1	298.7	89.2	387.9	457.6	405.2	477.0
Selling, general and administrative expenses	263.6	220.6	71.1	291.7	305.6	279.4	307.2
Impairment charges and (gain)/ loss on sale on assets	8.8	(1.3)	(0.2)	(1.5)	316.6	195.2	248.6
In-process research and development (IPR&D)	—	—	112.4	112.4	—	—	—
Restructuring and other	11.8	22.0	25.5	47.5	23.7	20.2	26.5

Operating earnings, income/(loss)	127.9	57.4	(119.6)	(62.2)	(188.3)	(89.6)	(105.3)
Interest expense, net	6.8	8.9	44.1	53.0	201.2	181.6	160.8
Other (income)/expense, net	1.7	0.1	0.7	0.8	144.6	(14.5)	(5.5)

Earnings/(loss) from continuing operations before income taxes	119.4	48.4	(164.4)	(116.0)	(534.1)	(256.7)	(260.6)
Income tax expense/(benefit)	31.0	1.5	(20.0)	(18.5)	(82.1)	16.8	21.6

Earnings/(loss) from continuing operations	88.4	46.9	(144.4)	(97.5)	(452.0)	(273.5)	(282.2)
Earnings/(loss) from discontinued operations(2)	(35.4)	(18.1)	(5.2)	(23.3)	(84.2)	(35.2)	(4.8)

Net earnings/(loss)	53.0	28.8	(149.6)	(120.8)	(536.2)	(308.7)	(287.0)
Less: Net earnings/(loss) attributable to noncontrolling interest(3)	2.0	3.9	0.7	4.6	3.5	(0.6)	2.6

Net earnings/(loss) attributable to Catalent	$51.0	$24.9	$(150.3)	$(125.4)	$(539.7)	$(308.1)	$(289.6)

	Predecessor	Successor
	June 30, 2006	June 30,
		2007	2008	2009	2010
Balance Sheet Data (at period end)
Cash and cash equivalents	$133.6	$82.7	$72.4	$63.9	$164.0
Goodwill	704.2	1,421.7	1,291.3	1,082.7	848.9
Total assets	2,566.1	3,890.3	3,704.3	3,131.8	2,727.4
Long term debt, including current portion	41.6	2,312.0	2,411.5	2,347.3	2,270.0
Total liabilities	505.6	2,973.1	3,112.2	3,051.3	2,990.9
Total shareholder’s equity (deficit)	2,056.2	910.8	583.6	77.4	(262.0)

	Predecessor		Successor	Combined Un-audited	Successor	Successor	Successor
	Year Ended June 30, 2006	For the Period July 1, 2006 to April 9, 2007	For the Period April 10, 2007 to June 30, 2007	Year Ended June 30, 2007	Year Ended June 30, 2008	Year Ended June 30, 2009	Year Ended June 30, 2010
Other Financial Data:
Capital Expenditures	102.0	102.5	18.4	120.9	84.4	83.7	79.3
Ratio of earnings to fixed charges (4)	7.2x	4.9x	—	—	—	—	—

Net cash provided by (used in) continuing operations:
Operating activities	130.8	182.3	69.8	252.1	91.9	72.4	242.3
Investing activities	(99.2)	(83.7)	(3,303.9)	(3,387.6)	(83.7)	(81.5)	(77.2)
Financing activities	(24.9)	(208.3)	3,289.9	3,081.6	(20.3)	7.2	(56.7)
Net cash provided by (used in) discontinued operations	—	(15.3)	0.3	(15.0)	(10.3)	1.0	2.0
Effect of foreign currency on cash	12.8	13.9	4.1	18.0	12.1	(7.6)	(10.3)

(1)	The combined results of the Successor and the Predecessor are not necessarily comparable due to the change in the basis of accounting resulting from Blackstone’s acquisition of us and the change in the capital structure, which primarily impact depreciation and amortization expense, in-process research and development, gross margin, selling, general and administrative expenses and interest expense. While the presentation of the fiscal 2007 results on this combined basis does not comply with U.S. GAAP, management believes that this provides useful information to assess the relative performance of the businesses in all periods presented in the financial statements. The combined results are un-audited.
(2)	Loss from discontinued operations, net of tax provision/ (benefit) of $4.3 million in fiscal 2006, $4.7 million for the period July 1, 2006 to April 9, 2007, $(3.5) million for the period April 10, 2007 to June 30, 2007, $1.2 million in fiscal 2007 on a combined basis, $(2.9) million for fiscal 2008, $(1.8) million for fiscal 2009 and $0 million for fiscal year 2010.
(3)	Noncontrolling interest, net of tax expense/(benefit) includes tax expense/(benefit) of $(2.2) million in fiscal 2006, $(3.2) million for the period July 1, 2006 to April 9, 2007, $(0.5) million for the period April 10, 2007 to June 30, 2007, $(3.7) million in fiscal 2007 on a combined basis, $(0.3) million for the fiscal 2008, $(0.1) million for fiscal 2009 and $(0.4) million for fiscal year 2010.
(4)	The ratio of earnings to fixed charges is calculated by dividing the sum of earnings (loss) from continuing operations before income taxes, equity in earnings (loss) from non-consolidated investments and fixed charges, by fixed charges. Fixed charges consist of interest expenses, capitalized interest and imputed interest on our leased obligations. For the period April 10, 2007 to June 30, 2007 and year ended June 30, 2007 on a combined basis and fiscal years 2008, 2009 and 2010, earnings were insufficient to cover fixed charges by $102.7 million, $164.1 million, $531.6 million, $254.2 million and $290.2 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are one of the leading providers of advanced drug delivery technologies and outsourced development, manufacturing, and packaging services to the global pharmaceutical, biotechnology and consumer health industry. Our proprietary drug delivery and packaging technologies help our customers achieve their desired clinical and market outcomes and are used in many well-known products. As part of a strategy to streamline and focus operations, the business was reorganized during the first quarter of fiscal 2010 into four operating segments: Development and Clinical Services, Oral Technologies, Sterile Technologies and Packaging Services. This reorganization resulted in certain clinical service business being moved out of the Packaging and Sterile Technology segments and into the Development and Clinical Services segment. The Oral Technologies segment includes the softgel and modified release offerings; the Sterile Technologies segment includes the injectables and blow-fill-seal offerings; the Packaging Services segment includes the commercial packaging and printed component offerings; and the Development and Clinical Services segment includes the analytical, respiratory and biotechnology offerings as well as clinical and regulatory consulting services.

•

Development & Clinical Services. We provide manufacturing, packaging, storage and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes dose form manufacturing or over-encapsulation where needed, placebos, comparator drugs, clinical packages and kits for physicians and patients, inventory management, investigator kit ordering and fulfillment, and return supply reconciliation and reporting. We support trials in most regions of the world through our network of facilities. We also offer analytical chemical and cell-based testing and scientific services, respiratory products formulation and manufacturing, regulatory consulting, and biologics proprietary expression technology and product development. We have six manufacturing facilities, including four in North America and two in Europe. Our Development & Clinical Services segment represented approximately 9% of total net revenue for fiscal 2010 on a combined basis before inter-segment eliminations.

•

Oral Technologies. We provide formulation, development and manufacturing services for most of the major oral dose forms on the market today. Our advanced oral drug delivery technologies are used in many well-known customer products and include proprietary delivery technologies for drugs and consumer health products. We also provide formulation, development and manufacturing for conventional oral dose forms, including controlled release formulations, as well as immediate release tablets and capsules. There are twelve Oral Technologies facilities in nine countries, including three in North America, five in Europe, two in South America and two in the Asia-Pacific region. Our Oral Technologies segment represented approximately 60% of total net revenue for fiscal 2010 on a combined basis before inter-segment eliminations.

•

Sterile Technologies. Sterile drugs may be injected, inhaled, or applied to the eye, ear, or other areas, and we offer both proprietary and traditional dose forms necessary for these separate routes of administration. For injectable drugs, we provide formulation and development for injectables. We also fill drugs or biologics into vials, pre-filled syringes, bags and other sterile delivery formats. For respiratory, ophthalmic and other routes of administration, our blow-fill-seal technology provides integrated dose form creation and filling of sterile liquids in a single process, which offers cost and quality benefits for our customers. The complexity of aseptic manufacturing, high start-up capital requirements, long lead time and stringent regulatory requirements serve as significant barriers to market entry. We have three Sterile Technologies manufacturing facilities, including one in North America and two in Europe. Our Sterile Technologies segment represented approximately 13% of total net revenue for fiscal 2010 on a combined basis before inter-segment eliminations.

•

Packaging Services. We provide extensive packaging services for thousands of pharmaceuticals, biologics, consumer health and veterinary products, both on a standalone basis and as part of integrated supply-chain solutions that span both manufacturing and packaging. Our Packaging Services segment offers commercial packaging services (packaging drugs in blisters, bottles, pouches and unit doses) and printed components (creating package inserts, labels, or folding cartons). We operate through a network of nine Packaging Services facilities including six in North America and three facilities in Europe. Our Packaging Services segment represented approximately 20% of total net revenue for fiscal 2010 on a combined basis before inter-segment eliminations.

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

Recent Developments

The Company announced, during the first quarter of fiscal year 2010, the formation of a new business unit: Development and Clinical Services. The re-organization resulted in certain clinical service businesses being moved out of the Packaging segment and into the Development and Clinical Services segment and certain analytical and regulatory service businesses being moved out of the Sterile Technologies segment and into the Development and Clinical Services segment. There were no other changes to our reporting segments which impacted fiscal year 2010.

On October 23, 2009, the Company, through its Board of Directors, established a program by which eligible stock options could, at the election of the option holder, be exchanged for new options with a lower per-share exercise price and new vesting terms in connection with the Stock Option Exchange (“SOE”) program. The option exchange was accounted for in accordance with Accounting Standard Codification 718 Compensation – Stock Compensation.

In April 2009 the Company had elected, at its option, to use the payment-in kind feature on its Senior Toggle Notes in lieu of making cash interest payments for the interest period ending October 15, 2010. This became the default election for the Company and continued to apply for the interest period ending April 15, 2010. In connection with this election, on April 12, 2010, the Company delivered notice to The Bank of New York Mellon (formerly known as The Bank of New York), in its capacity as trustee under the indenture for the Company’s outstanding Senior Toggle Notes, that, with respect to the interest that will be due on such notes on the October 15, 2010 interest payment date, the Company will make such interest payment entirely in cash at the cash interest rate of 9.50%. The entirely cash interest election is now the default election until the April 15, 2011 interest payment date unless the Company elects otherwise prior to October 15, 2010.

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

Selling, general and administration expenses consist of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative expenses to support our businesses. The category includes salaries and related benefit costs of employees supporting sales and marketing, finance, human resources, information technology, research and development costs and costs related to executive management. Other costs in this category include depreciation of fixed assets, amortization of our intangible assets, professional fees, marketing and other expenses to support selling and administrative areas.

Direct expenses incurred by a segment are included in that segment’s results. Shared sales and marketing, information technology services and general administrative costs are allocated to each segment based upon the specific activity being performed for each segment or are charged on the basis of the segment’s respective revenues or other applicable measurement. Certain corporate expenses are not allocated to the segments. In addition, we do not allocate the following costs to the segments:

•	Impairment charges; and (gain)/loss on sale of assets

•	Equity compensation;

•	Restructuring expenses and other special items;

•	Sponsor advisory fee

•	Noncontrolling interest; and

•	Other income/(expense), net

Our operating expenses are generally impacted by the following factors:

•	The utilization rate of our facilities: as our utilization rate increases, we achieve greater economies of scale as fixed manufacturing costs are spread over a larger number of units produced;

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

Long-lived and Other Definite Lived Intangible Assets

We allocate the cost of an acquired company to the tangible and identifiable intangible assets and liabilities acquired, with the remaining amount being recorded as goodwill. Certain intangible assets are amortized over their estimated lives, while in-process research and development was recorded as a charge to product development expense in the statements of operations on the acquisition date in accordance with applicable standards in effect at that time.

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

If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on fair value, which we derive either by the estimated cash flows expected to result from the use of the asset and its eventual disposition or on assumptions we believe marketplace participants would utilize and comparable marketplace information in similar arms length transactions. We then compare that to the asset’s carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over its estimated fair value. Significant estimates and judgments are required when estimating such fair values. If it is determined that these assets are impaired, an impairment charge would be recorded and the amount could be material. During fiscal 2008 through 2010, we recorded asset impairment charges relating to property and equipment as well as other definite-lived intangible assets. See Note 4 to the audited Consolidated Financial Statements for further discussion.

Goodwill

The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with Accounting Standard Codification (“ASC”) 350-Goodwil- Intangible and Other Assets. Under ASC 350, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. Goodwill and other indefinite-lived intangible assets are tested for impairment and written down to fair value, in accordance with ASC 350. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize and comparative market information. The Company’s impairment analysis is partially based on a discounted cash flow analysis and incorporates assumptions that it believes marketplace participants would utilize. The discount rate used for impairment testing is based on the risk-free rate plus an adjustment for market and company-specific risk factors. The use of alternative estimates or adjusting the discount rate used could affect the estimated fair value of the assets and potentially result in more or less impairment. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company performs its annual impairment analysis during its fourth fiscal quarter. See Note 3 to the Consolidated Financial Statements for further discussion.

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

Derivative Instruments and Hedging Activities

As required by ASC 815 Derivatives and Hedging, (ASC815) the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under ASC 815.

Equity-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation- Stock Compensation, (ASC 718) requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense is determined using the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate. The Company’s parent, PTS Holdings Corp., has a stock incentive plan for the purposes of retaining certain key employees and directors.

Income Taxes

In accordance with the provisions of ASC 740 Income Taxes, (ASC 740 the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes are not provided on the undistributed earnings of subsidiaries outside of the U.S. when it is expected that these earnings are permanently reinvested, with the exception of one of the Company’s entities, for which we recorded deferred taxes as appropriate. With the exception of one entity, the Company has made no other provision for U.S. income taxes on the undistributed earnings of foreign subsidiaries as those earnings are considered permanently reinvested in the operations of those foreign subsidiaries.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Elements of this standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of June 30, 2010, the Company had a total of $44.8 million of unrecognized tax benefits, including accrued interest as applicable.

Critical and New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for a description of critical accounting policies and recent accounting pronouncements.

Trends Affecting Our Business

We estimate that pharmaceutical and biotechnology companies spent approximately $130 billion worldwide on outsourcing in 2010, of which we estimate approximately $13 billion was spent on Development & Clinical Services, Oral Technologies, Sterile Technologies and Packaging Services. We expect several key trends to continue to provide robust growth for the outsourcing market, and we expect to further extend our market position in the categories in which we compete.

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

Results of Operations

Use of EBITDA from continuing operations

Management measures operating performance based on consolidated earnings from continuing operations before interest expense, expense/ (benefit) for income taxes and depreciation and amortization (“EBITDA from continuing operations”). EBITDA from continuing operations is not defined under US U.S. GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP and is subject to important limitations.

We believe that the presentation of EBITDA from continuing operations enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and use this measure for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that EBITDA from continuing operations will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates depreciation and amortization expense. We present EBITDA from continuing operations in order to provide supplemental information that we consider relevant for the readers of the financial statements, and such information is not meant to replace or supersede U.S. GAAP measures. Our definition of EBITDA from continuing operations may not be the same as similarly titled measures used by other companies.

In addition, the Company evaluates the performance of its segments based on segment earnings before minority interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”).

Use of Constant Currency

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this Annual Report on Form 10-K, we calculate constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as excluding the impact of foreign exchange. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

As of October 1, 2010, the Company designated its Euro-denominated senior subordinated notes and Euro-denominated term loan (“Euro-denominated debt”) as an effective economic hedge of the Company’s net investment in its Euro-denominated subsidiaries for financial reporting purposes.

Fiscal Year Ended June 30, 2010 compared to Fiscal Year Ended June 30, 2009

Results for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009 are as follows:

	Fiscal Year Ended 2010	Fiscal Year Ended 2009	Increase/Decrease
(in millions)			Change $	Change %
Net revenue	$1,702.6	$1,639.5	$63.1	4%
Cost of products sold	1,225.6	1,234.3	(8.7)	-1%

Gross margin	477.0	405.2	71.8	18%
Selling, general and administrative expenses	307.2	279.4	27.8	10%
Impairment charges and (gain)/loss on sale of assets	248.6	195.2	53.4	27%
Restructuring and other	26.5	20.2	6.3	31%

Operating earnings, income/(loss)	(105.3)	(89.6)	(15.7)	18%
Interest expense, net	160.8	181.6	(20.8)	-11%
Other (income) expense, net	(5.5)	(14.5)	9.0	-62%

Earnings/(loss) from continuing operations before income taxes	(260.6)	(256.7)	(3.9)	2%
Income tax expense/(benefit)	21.6	16.8	4.8	29%

Earnings/(loss) from continuing operations	(282.2)	(273.5)	(8.7)	3%
Loss from discontinued operations	(4.8)	(35.2)	30.4	-86%

Net earnings/(loss)	(287.0)	(308.7)	21.7	-7%
Net earnings/(loss) attributable to noncontrolling interest	2.6	(0.6)	3.2	*

Net earnings/(loss) attributable to Catalent	$(289.6)	$(308.1)	$18.5	-6%

*	Percentage not meaningful

Net Revenue

Net revenue increased $63.1 million, or 4%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted the Company’s revenue by 1%, or $15.0 million. Excluding the impact of foreign exchange, net revenue increased by $48.1 million, or 3%, during the fiscal year ended June 30, 2010, primarily due to an increase in demand within the Company’s Oral Technologies, Sterile Technologies and Development and Clinical Services segments. Within Oral Technologies, the increase was primarily driven by sales increases within the Company’s controlled release, prescription softgel and Zydis offerings. Within Sterile Technologies, the increase was primarily driven by an increased demand for seasonal and H1N1 flu vaccines, as well as increase in non-flu pre-filled syringe volumes within the Company’s European facilities. Development and Clinical Services increased due to an increased demand for clinical services within the Company’s European facilities.

Gross Margin

Gross margin increased $71.8 million, or 18%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted the Company’s gross margin by 1%, or $1.9 million. The increase in gross margin was primarily due to the revenue increases within the Company’s Oral Technologies and Development and Clinical Services segments as discussed above, as well as manufacturing indirect cost savings across all reporting segments, led by Packaging Services.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by approximately 10%, or $27.8 million, compared to the comparable period of fiscal 2010. The weaker U.S. dollar increased the Company’s selling, general and administrative expenses by 1%, or $1.5 million, compared to the prior fiscal year. Excluding the impact of foreign exchange, selling, general and administrative expenses increased 9%, or $26.3 million, as compared to the same period a year ago, primarily due to an increase in R&D spending within the Company’s segments and incentive-based variable employee related costs.

Goodwill Impairment and Other Definite-Lived Intangible Assets

During fiscal year 2010, we completed goodwill impairment assessments in accordance with ASC 350 Intangibles – Goodwill and Other (ASC 350). These analyses were comprised of estimating the fair values of each of the Company’s reporting units by using the expected present value of future cash flows and other market factors and then comparing those fair values to their related carrying amounts. These evaluations resulted in non-cash goodwill impairment charges of $190.7 million as a result of the implied fair value being less than the carrying value of its goodwill. In conjunction with the goodwill impairments identified, the Company completed a review for impairment of other definite-lived intangible assets for recoverability and recorded a non-cash charge of $25.5 million relating to impairment of customer relationship intangible assets.

In fiscal year 2009, the Company completed goodwill impairment assessments under ASC 350. These analyses were comprised of estimating the fair values of each of the Company’s reporting units by using the expected present value of future cash flows and other market factors and then comparing those fair values to their related carrying amounts. These evaluations resulted in non-cash charges to goodwill impairment of $106.1 million as a result of the implied fair value being less than the carrying value of its goodwill. In conjunction with the goodwill impairments identified, the Company completed reviews of the impairment of other definite-lived intangible assets for recoverability and recorded a non-cash charge of $41.5 million relating to customer relationship intangible assets.

Impairment charges are recorded within the Consolidated Statements of Operations as Impairment charges and (gain)/ loss on sale of asset.

Property and Equipment Impairment Charges and (Gain)/Loss on Sale of Assets

In fiscal year 2010, the Company completed the required review of long-lived assets under ASC 360 Property, Plant and Equipment (ASC 360). The Company tested for recoverability and performed an evaluation of long-lived assets for impairment, which resulted in a $27.8 million non-cash impairment charge. In addition, we recorded a loss on the sale of assets amounting to $4.6 million.

During the fiscal year 2009, the Company completed the required review of long-lived assets under ASC 360 to test for recoverability and recorded a non-cash charge of $46.0 million. In addition, during fiscal year 2009 we recorded a loss on the sale of assets amounting to $1.6 million.

Impairment charges are recorded within the Consolidated Statements of Operations as impairment charges and gain/ (loss) on sale of assets.

Restructuring and Other Special Items

Restructuring and other special items charges of $26.5 million for the fiscal year ended June 30, 2010 increased $6.3 million as compared to the same period from a year ago. The fiscal 2010 charges were primarily related to asset impairments of facilities expected to be consolidated and additional costs associated with real estate exited in a prior period.

Interest Expense, net

Interest expense, net decreased by $20.8 million for the fiscal year ended June 30, 2010 compared to the same period ended June 30, 2009, primarily due to a lower interest rate on the un-hedged portion of the Company’s floating-rate term loans.

Other (Income)/Expense, net

Other (income)/expense, net decreased by $9.0 million for the fiscal year 2010 compared to the same prior fiscal year. This fluctuation resulted from recording of non-cash realized foreign currency transaction losses of $20.3 million primarily related to inter-company loan settlements and non-cash, non-designated hedges losses of $3.3 million during fiscal year ended June 30, 2010 compared with $3.2 million of realized losses primarily on inter-company foreign currency transactions and $10.9 million losses on non-designated hedges related to Euribor and Yen swaps during fiscal year 2009.

Income Tax Expense/(Benefit)

The income tax provision/(benefit) rate relative to earnings/(loss) before income taxes, minority interest and discontinued operations was 8.24% and 6.54% in fiscal 2010 and 2009, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences (including goodwill impairment), restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%. Our fiscal 2010 provision for income taxes was $21.6 million, relative to losses before income taxes of ($260.6) million, and resulted in an effective tax rate of 8.24%. Our fiscal 2009 provision for income taxes was $16.8 million and relative to losses before income taxes of ($256.7) million resulted in an effective tax rate of 6.54%.

Segment Review

The Company’s results on a segment basis for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009 are as follows:

	Fiscal Year Ended 2010	Fiscal Year Ended 2009	Increase/(Decrease)
(in millions)			$	%
Oral Technologies
Net revenue	$1,019.4	$956.7	62.7	7%
Segment EBITDA	254.5	214.8	39.7	18%
Sterile Technologies
Net revenue	218.9	213.7	5.2	2%
Segment EBITDA	26.8	25.3	1.5	6%
Packaging Services
Net revenue	349.6	362.9	(13.3)	-4%
Segment EBITDA	27.3	15.7	11.6	74%
Development and Clinical Services
Net revenue	160.0	155.4	4.6	3%
Segment EBITDA	27.2	13.7	13.5	99%
Inter-segment revenue elimination	(45.3)	(49.2)	3.9	-8%
Unallocated costs (1)	(311.8)	(206.6)	(105.2)	51%
Combined Total
Net revenue	1,702.6	1,639.5	63.1	4%
EBITDA from continuing operations	$24.0	$62.9	(38.9)	-62%

*	Percentage not meaningful
(1)	Unallocated costs includes special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Fiscal Year Ended 2010	Fiscal Year Ended 2009
Impairment charges and gain/(loss) on sale of assets	$(248.6)	$(195.2)
Equity compensation	(2.6)	0.3
Restructuring and other special items	(38.6)	(24.9)
Sponsor advisory fee	(10.0)	(10.0)
Noncontrolling interest, net	(2.6)	0.6
Other income/(expense), net	5.5	14.5
Non-allocated corporate costs, net	(14.9)	8.1

Total unallocated costs	$(311.8)	$(206.6)

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA:

(in millions)	Fiscal Year Ended 2010	Fiscal Year, Ended 2009
Earnings/(loss) from continuing operations	$(282.2)	$(273.5)
Depreciation and amortization	126.4	137.4
Interest expense, net	160.8	181.6
Income tax expense (benefit)	21.6	16.8
Noncontrolling interest	(2.6)	0.6

EBITDA	$24.0	$62.9

Oral Technologies segment

Net revenues increased by 7%, or $62.7 million, compared to the same period a year ago. The weaker U.S. dollar positively impacted the segment’s revenue by 1%, or $12.5 million. Excluding the impact of foreign exchange rates, net revenues increased by 6%, or $50.2 million. This increase was primarily driven by sales increases within the Company’s controlled release and Zydis offerings.

Segment EBITDA increased by 18%, or $39.7 million. Oral Technologies’ EBITDA was immaterially impacted by foreign exchange. Excluding the impact of foreign exchange rates, the increase was $39.1 million, which was primarily related to the previously mentioned sales volume increases and improved capacity utilization for Zydis and other operations.

Sterile Technologies segment

Net revenues increased by 2%, or $5.2 million. The weaker U.S. dollar positively impacted Sterile Technologies’ revenue growth by approximately 1%, or $2.9 million. Excluding the impact of foreign exchange rates, net revenues increased 1%, or $2.3 million, which was primarily driven by an increased demand for seasonal and H1N1 flu vaccines, as well as an increase in non-flu pre-filled syringe volumes within the Company’s European facilities.

Segment EBITDA increased by 6%, or $1.5 million. The weaker U.S. dollar positively impacted Sterile Technologies’ EBITDA growth by approximately 4%, or $0.9 million. Excluding the impact of foreign exchange rates, the $0.6 million, or 2%, increase was primarily due to an increased demand for seasonal and H1N1 flu vaccines, as well as increase in non-flu pre-filled syringe volumes within the Company’s European facilities, as discussed above, partially offset by manufacturing inefficiencies within the Company’s blow-fill-seal facility.

Packaging Services segment

Net revenues decreased by 4%, or $13.3 million. Foreign exchange rates had an immaterial impact on the segment’s results. Excluding the impact of foreign exchange rates, net revenues declined $13.8 million primarily related to lower demand within the Company’s North American packaging and printing facilities, driven by a reduction in customer volumes due to lower market demand.

Segment EBITDA increased 74%, or $11.6 million, primarily due to significant manufacturing indirect cost savings implemented to align the cost structure with current volumes, partially offset by lower market demand within several of the Company’s packaging and printing facilities. The Packaging Services segment’s EBITDA was immaterially impacted by foreign exchange rates.

Development and Clinical Services segment

Net revenues increased by 3%, or $4.6 million, primarily due to an increase in demand for clinical services at the Company’s European facilities. The demand for analytical science services at several of the Company’s domestic facilities also contributed to the growth in net revenues. The segment’s net revenue was immaterially impacted by foreign exchange rates.

Segment EBITDA increased by 99%, or $13.5 million, primarily due to the previously mentioned stronger demand within the Company’s European clinical services facilities and domestic analytical science services facilities, as well as the implementation of manufacturing indirect and SG&A cost saving efficiencies across most of the Company’s Development and Clinical Services facilities. The segment’s EBITDA was immaterially impacted by foreign exchange rates.

Fiscal Year Ended June 30, 2009 compared to Fiscal Year Ended June 30, 2008

Results for the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008 are as follows:

			Increase/Decrease
(in millions)	Fiscal Year Ended 2009	Fiscal Year Ended 2008	Change $	Change %
Net revenue	$1,639.5	$1,817.7	$(178.2)	-10%
Cost of products sold	1,234.3	1,360.1	(125.8)	-9%

Gross margin	405.2	457.6	(52.4)	-11%
Selling, general and administrative expenses	279.4	305.6	(26.2)	-9%
Impairment charges and (gain)/loss on sale of assets	195.2	316.6	(121.4)	-38%
Restructuring and other	20.2	23.7	(3.5)	-15%

Operating earnings, income/(loss)	(89.6)	(188.3)	98.7	-52%
Interest expense, net	181.6	201.2	(19.6)	-10%
Other (income)/expense, net	(14.5)	144.6	(159.1)	*

Earnings/(loss) from continuing operations before income taxes	(256.7)	(534.1)	277.4	-52%
Income tax expense/(benefit)	16.8	(82.1)	98.9	*

Earnings /(loss) from continuing operations	(273.5)	(452.0)	178.5	-39%
Earnings/loss from discontinued operations	(35.2)	(84.2)	49.0	-58%

Net earnings/(loss)	(308.7)	(536.2)	227.5	-42%
Net earnings/(loss) attributable to noncontrolling interest	(0.6)	3.5	(4.1)	*

Net earnings/(loss) attributable to Catalent	$(308.1)	$(539.7)	$231.6	-43%

*	Percentage not meaningful

Net Revenue

Net revenue decreased 10% or $178.2 million compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted net revenue by approximately 7%, or $119.2 million. Excluding the impact of foreign exchange, net revenue decreased by $59.0 million or 3% in fiscal 2009, primarily due to a decline in demand within the Packaging Services segment This decline in demand within the Packaging Services facilities was driven partially by a reduction in certain customers’ volumes due to market demand and certain customers’ decisions to utilize their own facilities versus those of an outsource provider for their packaging needs.

Gross Margin

Gross margin decreased $52.4 million or 11% compared to the same period a year ago. The stronger U.S. dollar decreased gross margin by approximately 6%, or $27.8 million. The fiscal year 2008 included a non-cash inventory write-down of approximately $10.0 million at one of the Company’s Oral Technologies facilities. Excluding the impact of foreign exchange and the aforementioned non-cash inventory write down, gross margin decreased by $34.6 million, primarily due to revenue demand decreases within the Packaging Services segment as discussed in the net revenue paragraph above.

Selling, General and Administrative expense

Selling, general and administrative expenses decreased by approximately 9% or $26.2 million compared to the comparable period in the prior fiscal year. The stronger U.S. dollar decreased selling, general and administrative expenses by $15.0 million compared to the prior fiscal year. The fiscal year 2009 included an expense of $4.7 million for severance and transition costs related to the replacement of the Company’s Chief Executive Officer. Excluding the impact of foreign exchange and the aforementioned transition costs, selling, general and administrative expenses decreased $15.9 million , or 5.0%, as compared to the same period in the prior fiscal year, primarily due to various cost saving initiatives and headcount reductions implemented throughout the fiscal year.

Goodwill Impairment and Other Definite-Lived Intangible Assets

In fiscal year 2009, the Company completed goodwill impairment assessments under ASC 350 Intangibles – Goodwill and Other. These analyses were comprised of estimating the fair values of each of the Company’s reporting units by using the expected present value of future cash flows and other market factors and then comparing those fair values to their related carrying amounts.

These evaluations resulted in non-cash charges to goodwill impairment of $106.1 million as a result of the implied fair value being less than the carrying value of its goodwill. In conjunction with the goodwill impairments identified in fiscal 2009, the Company completed reviews of the impairment of other definite-lived intangible assets for recoverability and recorded a non-cash charge of $41.5 million.

The Company recorded a non-cash $239.0 million goodwill impairment charge in fiscal year 2008. Also, during fiscal 2008 we made a determination that certain other definite lived intangible assets had become impaired as a result of unfavorable business performance. This review resulted in $11.6 million non-cash impairment charge to other definite lived intangible assets.

Impairment charges were recorded within the Consolidated Statements of Operations as Impairment charges and (gain)/loss on sale of assets.

Property and Equipment Impairment Charges and (Gain)/Loss on Sale of Assets

During the fiscal year 2009, the Company completed the required review of long-lived assets under ASC 360 to test for recoverability and recorded a non-cash charge of $46.0 million. In addition, during fiscal year 2009 we recorded a loss on the sale of assets amounting to $1.6 million.

During the fiscal year 2008, we made a determination that certain property and equipment had become impaired as a result of unfavorable business performance and recorded a non-cash charge of $63.8 million to property and equipment impairment. In addition, during fiscal year 2008 we recorded a loss on the sale of assets amounting to $2.2 million.

Impairment charges were recorded within the Consolidated Statements of Operations as Impairment charges and loss/ (gain) on sale of assets.

Restructuring and Other Special Items

Restructuring and other special items decreased by $3.5 million to $20.2 million for the fiscal year ended June 30, 2009 compared to the same period in 2008. The decrease was primarily a result of significant restructuring expense needed in fiscal 2008 due to the separation from Cardinal.

Interest Expense, net

Interest expense, net decreased by $19.6 million for the fiscal year ended June 30, 2009 compared to the same period ended June 30, 2008 primarily due to a lower interest rate on our floating-rate term loan.

Other (Income)/Expense, net

Other (income)/expense, net decreased by $159.1 million for the fiscal year ended June 30, 2009 compared to the same period of the prior fiscal year, primarily as a result of $113.2 million of non-cash unrealized foreign currency translation losses recorded in the prior fiscal year on our Euro-denominated long-term debt compared to $54.2 million of non-cash foreign currency translation gains recorded in the current year. In addition, the Company recorded non-cash unrealized and realized foreign currency losses of $27.8 million during the fiscal year 2009 compared with $38.2 million of non-cash unrealized and realized losses in the fiscal year 2008. These decreases were partially offset by a $13.1 million increase in non-cash unrealized losses on our foreign denominated interest rate swaps in the current fiscal year and a $3.8 million gain on debt repurchases in the fiscal year 2008.

Income Tax Expense/(Benefit)

The income tax provision/ (benefit) rate relative to earnings/ (loss) before income taxes, minority interest and discontinued operations was 6.54% and (15.4)% in fiscal 2009 and 2008, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences (including goodwill impairment), restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%. Our fiscal 2009 provision for income taxes was $16.8 million and relative to losses before income taxes of $(256.7) million, resulted in an effective tax rate of 6.54%. Our fiscal 2008 benefit for income taxes was $(82.1) million and relative to losses before income taxes of $(534.1) million resulted in an effective tax rate of (15.4)%.

Segment Review

Our results on a segment basis for the fiscal year ended June 30, 2009 compared to the fiscal year ended June 30, 2008.

			Increase/(Decrease)
	Fiscal Year Ended 2009	Fiscal Year Ended 2008
(in millions)			$	%
Oral Technologies
Net revenue	$956.7	$1,039.0	$(82.3)	-8%
Segment EBITDA	214.8	229.4	(14.6)	-6%
Sterile Technologies
Net revenue	213.7	220.5	(6.8)	-3%
Segment EBITDA	25.3	33.4	(8.1)	-24%
Packaging Services
Net revenue	362.9	421.5	(58.6)	-14%
Segment EBITDA	15.7	40.8	(25.1)	-62%
Development and Clinical Services
Net revenue	155.4	184.9	(29.5)	-16%
Segment EBITDA	13.7	28.4	(14.7)	-52%
Inter-segment revenue elimination	(49.2)	(48.2)	(1.0)	2%
Unallocated costs(1)	(206.6)	(510.1)	303.5	-59%
Combined Total
Net revenue	1,639.5	1,817.7	(178.2)	-10%
EBITDA from continuing operations	$62.9	$(178.1)	$241.0	*

*	Percentage not meaningful
(1)	Unallocated costs includes special items, equity-based compensation, impairment charges, certain other Corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Fiscal Year Ended 2009	Fiscal Year Ended 2008
Impairment charges and (gain)/loss on sale of assets	$(195.2)	$(316.6)
Equity compensation	0.3	(8.2)
Restructuring and other special items	(24.9)	(23.7)
Sponsor advisory fee	(10.0)	(10.0)
Noncontrolling interest, net	0.6	(3.5)
Other expense, net	14.5	(144.6)
Non-allocated corporate costs, net	8.1	(3.5)

Total unallocated costs	$(206.6)	$(510.1)

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA:

(in millions)	Fiscal Year Ended 2009	Fiscal Year Ended 2008
Earnings/(loss) from continuing operations	$(273.5)	$(452.0)
Depreciation and amortization	137.4	158.3
Interest expense, net	181.6	201.2
Income tax expense (benefit)	16.8	(82.1)
Noncontrolling interest	0.6	(3.5)

EBITDA	$62.9	$(178.1)

Oral Technologies segment

Net revenues decreased by 8%, or $82.3 million, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted the Oral Technologies segment’s revenue by approximately 8%, or $82.6 million. Excluding the impact of foreign exchange, net revenue was essentially flat, primarily due to increased demand for softgel and controlled release prescription pharmaceutical products, offset by volume declines for softgel VMS and consumer health products.

Segment EBITDA decreased by 6%, or $14.6 million, compared to the same period a year ago. The segment’s EBITDA was unfavorably impacted by the stronger U.S. dollar by approximately 7%, or $17.6 million. Excluding the impact of foreign exchange, Oral Technologies segment’s EBITDA increased by approximately 1%, or $3.0 million, compared to fiscal 2008 which included the non-cash inventory write-down of approximately $10.0 million. Excluding this write down, Oral Technologies’ EBITDA decreased by approximately $7.0 million, primarily related to suboptimal capacity utilization at one of the Company’s operating sites.

Sterile Technologies segment

Net revenues decreased by 3%, or $6.8 million, compared to the same period a year ago. The weaker U.S. dollar positively impacted the Sterile Technologies segment’s revenue by approximately 3%, or $6.3 million. Excluding the impact of foreign exchange, net revenue was essentially flat due to lower demand for the Company’s blow-fill-seal products, as a result of customer attrition, offset by an increased demand for seasonal flu related pre-filled syringes within the Company’s European facilities.

Segment EBITDA decreased by 24%, or $8.1 million, due to the aforementioned revenue shortfall and manufacturing inefficiencies attributed to the Company’s blow-fill-seal facility. The stronger U.S. dollar had minimal impact on the Sterile Technologies segment’s EBITDA.

Packaging Services segment

Net revenues decreased by 14%, or $58.6 million. The stronger U.S. dollar negatively impacted the Packaging Services segment’s revenue growth by approximately 5%, or $19.0 million. Excluding the impact of foreign exchange, net revenues decreased by $39.6 million due to reduced demand within most packaging and printing facilities. This decline in demand within the facilities was driven partially by a reduction in certain customers’ volumes due to market demand and certain customers’ decisions to utilize their own facilities versus those of an outsource provider for their packaging needs.

Segment EBITDA decreased 62%, or $25.1 million. Segment EBITDA was also unfavorably impacted by the stronger U.S. dollar by approximately 6%, or $2.5 million. Excluding the impact of foreign exchange, EBITDA decreased 56%, or $22.6 million due to the movement of packaging and printing services by certain customers to either competitors or in-house to their own facilities as discussed above. The Company believes these decisions by customers were partially attributable to lower market demand resulting from the economic downturn.

Development and Clinical Services segment

Net revenues decreased by 16%, or $29.5 million. The stronger U.S. dollar negatively impacted the Development and Clinical Services segment’s revenue growth by approximately 7%, or $12.2 million. Excluding the impact of foreign exchange, net revenues decreased by $17.3 million due to reduced demand for analytical science services and clinical services at several of the Company’s U.S. based facilities.

Segment EBITDA decreased 52%, or $14.7 million. Segment EBITDA was also unfavorably impacted by the stronger U.S. dollar by approximately 10%, or $2.8 million. Excluding the impact of foreign exchange, EBITDA decreased 42%, or $11.9 million due to the previously mentioned demand declines for analytical science and clinical services within the Company’s domestic facilities.

Liquidity and Capital Resources

Sources and Use of Cash

The Company’s principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of June 30, 2010, the Company’s financing needs were supported by a $350.0 million revolving credit agreement, which was reduced by $15.0 million of outstanding letters of credit. The revolving credit agreement matures April 10, 2013. As of June 30, 2010, we had no outstanding borrowings under the Company’s revolving credit agreement.

The Company has the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its Senior Toggle Notes in lieu of making cash interest payments. While the Company had sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company elected to do so for the October 15, 2009 and April 15, 2010 interest payment dates as an efficient and cost-effective method to further enhance liquidity in light of the substantial dislocation in the financial markets that existed at such time. During the PIK election period, the Senior Toggle Notes were subject to the PIK interest rate of 10.25%. For the interest period ending on October 15, 2010, the Company has elected to make such interest payment entirely in cash.

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

Cash Flows

Fiscal Year Ended June 30, 2010 Compared to the Fiscal Year Ended June 30, 2009

The following table summarizes our statement of cash flows from continuing operations for the fiscal year ended June 30, 2010 compared with the fiscal year ended June 30, 2009.

(in millions)	Fiscal Year Ended 2010	Fiscal Year Ended 2009	Change
Net cash provided by / (used in)
Operating activities	$242.3	$72.4	169.9
Investing activities	(77.2)	(81.5)	4.3
Financing activities	(56.7)	7.2	(63.9)

Operating activities

For the fiscal period ended June 30, 2010, cash provided by operating activities from continuing operations was $242.3 million compared to cash provided by operating activities of $72.4 million for the fiscal period ended June 30, 2009. Cash provided by operating activities for the fiscal year ended June 30, 2010 was largely due to improved working capital, higher operating margins and lower cash interest payments on debt and other obligations for the fiscal year ended June 30, 2010 as compared with the fiscal year ended June 30, 2009.

Investing activities

For the fiscal period ended June 30, 2010, cash used in investing activities from continuing operations was $77.2 million, a decrease of $4.3 million compared to the fiscal period ending June 30, 2009, primarily driven by lower capital expenditures.

Financing activities

For the fiscal period ended June 30, 2010, cash used in financing activities from continuing operations was $56.7 million compared to cash provided by financing activities of $7.2 million in the same period a year ago. Cash used in the fiscal 2010 period was mainly attributable to $36.0 million repayment of the revolving credit facility and $19.6 million net repayment of other short and long-term obligations. Cash provided by financing activities in the fiscal 2009 period was mainly due to net borrowings of $36.0 million from the revolving credit facility, offset by net repayment of $24.2 million in long-term obligations.

Cash Flows

Fiscal Year Ended June 30, 2009 Compared to the Fiscal Year Ended June 30, 2008

The following table summarizes our statement of cash flows from continuing operations for the fiscal year ended June 30, 2009 compared with the fiscal year ended June 30, 2008.

(in millions)	Fiscal Year Ended 2009	Fiscal Year Ended 2008	Change
Net cash provided by / (used in)
Operating activities	$72.4	$91.9	$(19.5)
Investing activities	(81.5)	(83.7)	2.2
Financing activities	7.2	(20.3)	(27.5)

Operating activities

For the fiscal year ended June 30, 2009, cash provided by operating activities from continuing operations was $72.4 million compared to cash provided by operating activities of $91.9 million for the fiscal year ended June 30, 2008. The decrease in cash provided by operating activities was mainly driven by a decrease in revenue due to challenging economic conditions in fiscal 2009, primarily due to a decline in demand within our Packaging Services segment. This decline in demand within the facilities is driven partially by a reduction in certain customers’ volumes due to market demand and certain customers’ decisions to utilize their own facilities versus those of an outsource provider for their packaging needs.

Investing activities

For the fiscal year ended June 30, 2009, cash used in investing activities from continuing operations was $81.5 million, a decrease of $2.2 million compared to the fiscal year ended June 30, 2008. This decrease was primarily driven by proceeds received from the sale of assets during fiscal year 2009.

Financing activities

For the fiscal year ended June 30, 2009, cash provided by financing activities from continuing operations was $7.2 million compared to cash used in financing activities of $20.3 million for the fiscal year ended June 30, 2008. Cash provided in the fiscal 2009 period was primarily attributable to short-term borrowings of $36.0 million from our revolving credit facility, partially offset by long-term payments of $22.8 million. Cash used in the fiscal 2008 period was mainly due to an equity contribution of $14.5 million from PTS Intermediate Holdings LLC, long-term borrowings of $44.0 million and reclassification of long-term debt financing cost of $14.2 million, while partially offset by net repayments of $14.9 million in short-term borrowings and long-term debt obligations of $42.6 million.

Debt and Financing Arrangements

At June 30, 2010, the Company had four outstanding interest rate swaps, which expire on April 10, 2013 and May 15, 2013, as derivative instruments to manage the risk associated with the Company’s floating rate debt. The unrealized losses on our interest rate swaps that are designated as effective cash flow hedges for accounting purposes were $49.3 million, net of tax and are recorded within Accumulated Other Comprehensive Loss on our balance sheet at June 30, 2010. The unrealized losses on our interest rate swaps, which are effective economic hedges but not designated as effective for financial reporting purposes were $3.3 million and are recorded in other expense, net in our Consolidated Statements of Operations for the fiscal year ended June 30, 2010.

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of June 30, 2010, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

The current Japanese Yen interest rate swap was designed as an effective economic hedge but not designated as effective for financial reporting purposes and is included in the Consolidated Statements of Operations as Other (Income)/Expense. Conversely,

unrealized gains/losses on the U.S. Dollar and Euro interest rate swaps are designated as effective hedges and are included in Accumulated Other Comprehensive Income/(Loss) and the corresponding payables are included in other current liabilities in our Consolidated Balance Sheet.

As of June 30, 2010, the Company was in compliance with all restrictive covenants related to its long-term obligations.

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

The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings. Borrowings under the term loan facility and the revolving credit facility bear interest, at our option, at a rate equal to a margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest per annum published by The Wall Street Journal from time to time, as the “prime lending rate” and (2) the federal funds rate plus  1 /2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The weighted-average interest rates during fiscal 2010 were approximately 2.7% and 2.5% for the Euro-denominated and US-dollar denominated term loans, respectively. In addition, the revolving credit facility weighted-average interest rate was approximately 2.5%.

In addition to paying interest on outstanding principal under our senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The initial commitment fee is 0.5% per annum. The commitment fee may be reduced subject to our attaining certain leverage ratios. We are also required to pay customary letter of credit fees. As of June 30, 2010 the Company had no outstanding borrowings under the revolving credit facility.

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

For any interest period prior to April 15, 2011, we may at our option elect to pay interest on the Senior Toggle Notes (i) entirely in cash (“Cash Interest”), (ii) entirely by increasing the principal amount of the outstanding Senior Toggle Notes or by issuing PIK Notes (“PIK interest”) or (iii) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the Senior Toggle Notes accrues at the rate of 9 1/2 % per annum. PIK Interest on the Senior Toggle Notes accrues at the Cash Interest rate per annum plus  3/4% per annum.

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

Senior Subordinated Notes

On April 10, 2007, in connection with the Acquisition, we issued €225.0 million 9 3/4% Euro-denominated ($300.3 million dollar equivalent at the exchange rate effective on the issue date) Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company (including the senior credit facilities and the Senior Toggle Notes). Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on each April 15 and October 15, such payments commencing on October 15, 2007.

At any time prior to April 15, 2012, we may redeem all or a part of the Senior Subordinated Notes at a redemption price equal to the principal amount plus a “make-whole” premium plus any accrued and unpaid interest to the date of redemption. On and after April 15, 2012, we may redeem the Senior Subordinated Notes at par plus specified declining premiums set forth in the senior subordinated indenture plus any accrued and unpaid interest to the date of redemption. During fiscal 2008, the Company repurchased approximately €9.5 million of its Senior Subordinated Notes which resulted in a gain of approximately $3.8 million reflected in other expense, net of the Consolidated Statement of Operations. There were no repurchases of Senior Subordinated Notes during the 2009 or 2010 fiscal year.

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

The senior credit facility and indentures governing the Senior Toggle Notes and the Senior Subordinated Notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2010, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

Subject to certain exceptions, the senior credit agreement and the indentures governing the notes will permit the Company and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of the Company’s non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans or notes.

As market conditions warrant and subject to the Company’s contractual restrictions and liquidity position, the Company, the Company’s affiliates and/or the Company’s major equity holders, including Blackstone and its affiliates, may from time to time repurchase the Company’s outstanding debt securities, including the Senior Toggle Notes and the Senior Subordinated Notes and/or the Company’s outstanding bank loans in privately negotiated or open market transactions, by tender or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Company’s existing credit facility. Any new debt may also be secured debt. We may also use available cash on the Company’s balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of the Company’s debt is currently trading at a discount to the face amount, any such purchases may result in the Company’s acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

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

Historical and Adjusted EBITDA

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring and other items that are included in EBITDA and net income as required by various covenants in the indentures governing the notes. Adjusted EBITDA, among other things:

•	does not include non-cash stock-based employee compensation expense and certain other non-cash charges;

•	does not include cash and non-cash restructuring, severance and relocation costs incurred to realize future cost savings and enhance our operations;

•	adds back noncontrolling interest expense, which represents minority investors’ ownership of certain of our consolidated subsidiaries and is, therefore, not available to us; and

•	includes estimated cost savings which have not yet been fully reflected in our results.

Our Adjusted EBITDA for the fiscal year ended June 30, 2010 based on the definitions in our indentures is calculated as follows:

(in millions)	Last Twelve Months Ended June 30, 2010
Loss from continuing operations	$(282.2)
Interest expense, net	160.8
Income tax benefit	21.6
Depreciation and amortization	126.4
Noncontrolling interest	(2.6)

EBITDA	24.0
Equity compensation(1)	2.6
Impairment charges and (gain)/loss on sale of assets(2)	248.6
Restructuring and other special items(3)	38.6
Other non-recurring items	(0.8)
Unrealized foreign exchange loss/(gain) (included in other expense (income), net)(4)	(3.8)
Other adjustments(5)	3.6
Advisory monitoring fee(6)	10.0

Adjusted EBITDA	$322.8

(1)	Reflects non-cash stock-based employee compensation expense under the provisions of ASC 718 Compensation-Stock Compensations.
(2)	Reflects non-cash asset impairment charges and losses from the sale of assets not included in restructuring and special items discussed below.
(3)	Restructuring and other special charges of $38.6 million reflects the following:

•

$26.0 million related to restructuring activities. The restructuring programs focus on various aspects of operations, including consolidated certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient manner.

•	$12.2 million related to other special items which primarily includes severance, strategic and business optimization costs.

•	$ 0.5 million related to costs incurred to separate from Cardinal.

(4)	Reflects $28.3 million of unrealized foreign currency exchange rate gains primarily driven by inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender. These unrealized gains were offset by the exclusion of $16.6 million and $4.6 million, respectively, of realized foreign currency exchange rate losses from the non-cash and cash settlement of inter-company loans. These inter-company foreign exchange gains and losses were offset by $3.3 million of unrealized losses from our interest rate swap derivative agreements. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the companies trade operations.
(5)	Reflects other adjustments required in calculating our covenant compliance under the indentures governing our notes, primarily $ 2.6 million of noncontrolling interest, and $1.0 million of severance and relocation costs in selling, general and administrative expenses. However, noncontrolling interest does not represent EBITDA available to us and we expect to incur severance and relocation costs and franchise taxes in the future.
(6)	Represents amount of sponsor advisory fee. See Note 11 of the unaudited Consolidated Financial Statements.

Interest Risk Management

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of June 30, 2010 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with the Company’s floating USD LIBOR and EURIBOR rate debt were designated as effective cash flow hedges. The derivative used to manage the risk associated with the Company’s floating TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt is an effective economic hedge but is not designated as an effective cash flow hedge for financial reporting purposes.

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

Contractual Obligations

The following table summarizes our future contractual obligations as June 30, 2010:

(in millions)	2011	2012 -2013	2014 -2015	Thereafter	Total
Long-term debt obligations(1)	$173.4	$344.5	$2,147.1	$317.2	$2,982.2
Capital lease obligations(2)	1.4	0.6	—	—	2.0
Operating leases(3)	15.3	23.3	7.7	9.9	56.2
Purchase obligations(4)	13.6	1.6	0.1	—	15.3
Other long-term liabilities	42.2	10.3	3.2	12.1	67.8

Total financial obligations	$245.9	$380.3	$2,158.1	$339.2	$3,123.5

(1)	Represents maturities of our long-term debt obligations excluding capital lease obligations. Amounts include interest expense based on projected interest rates through the end of the term loans.
(2)	Represents maturities of our capital lease obligations included within long-term debt on our balance sheet and the related estimated future interest payments.
(3)	Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms.
(4)	Purchase obligations includes agreements to purchase goods or services that are enforceable and legally binding which specify all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. Purchase obligations disclosed above may include estimates of the time period in which cash outflows will occur. Purchase orders entered into in the normal course of business and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally cancelled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period.

Off-Balance Sheet Arrangements

With the exception of operating leases, we do not have any off-balance sheet arrangements as of June 30, 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes. We utilize derivative financial instruments, such as interest rate swaps, in order to mitigate risk associated with our variable rate debt.

Interest Rate Risk

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of June 30, 2010, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans due in April and May 2013. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

As of June 30, 2010, the Company had three outstanding interest rate derivatives, three of which were effective June 30, 2010 with a combined notional value of $760.0 million and €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In addition, the Company has a Japanese Yen interest rate swap which is economically effective but is not designated as an effective hedge for financial reporting and is included in the Consolidated Statements of Operations as Other (Income)/Expense. After taking into consideration our ratio of fixed-to-floating rate debt, a 100 basis point increase in such rates would increase our annual interest expense by approximately $3.0 million.

Foreign Currency Exchange Risk

By nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European Euro, British pound, Argentinean peso, Brazilian real and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, the functional currency of the parent. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of other comprehensive income utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other expense, net”. Such foreign currency transaction gains and losses include inter-company loans denominated in non- U.S. dollars currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Catalent Pharma Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Catalent Pharma Solutions, Inc. and subsidiaries (the Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholder’s equity, and cash flows for each of the three years in the period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalent Pharma Solutions, Inc. and subsidiaries at June 30, 2010 and 2009 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

MetroPark, New Jersey

September 17, 2010

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions)

	Year Ended June 30, 2010	Year Ended June 30, 2009	Year Ended June 30, 2008
Net revenue	$1,702.6	$1,639.5	$1,817.7
Cost of products sold	1,225.6	1,234.3	1,360.1

Gross margin	477.0	405.2	457.6
Selling, general and administrative expenses	307.2	279.4	305.6
Impairment charges and (gain)/loss on sale of assets	248.6	195.2	316.6
Restructuring and other	26.5	20.2	23.7

Operating earnings, income/(loss)	(105.3)	(89.6)	(188.3)
Interest expense, net	160.8	181.6	201.2
Other (income)/expense, net	(5.5)	(14.5)	144.6

Earnings/(loss) from continuing operations before income taxes	(260.6)	(256.7)	(534.1)
Income tax expense/(benefit)	21.6	16.8	(82.1)

Earnings/(loss) from continuing operations	(282.2)	(273.5)	(452.0)
Earnings/(loss) from discontinuing operations, net of tax $0, $4.1 and $2.9, respectively	(4.8)	(35.2)	(84.2)

Net earnings/(loss)	(287.0)	(308.7)	(536.2)
Net earnings/(loss) attributable to noncontrolling interest, net of tax $0.4, $0.1 and $0.3, respectively	2.6	(0.6)	3.5

Net earnings/(loss) attributable to Catalent	$(289.6)	$(308.1)	$(539.7)

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except shares)

	June 30, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$164.0	$63.9
Trade receivables, net	247.8	252.4
Inventories, net	142.9	182.0
Prepaid expenses and other	94.9	89.5
Assets held for sale	—	18.2

Total current assets	649.6	606.0
Property and equipment, net	749.6	810.4
Other assets:
Goodwill	848.9	1,082.7
Other intangibles, net	299.2	396.5
Deferred income taxes	138.3	184.4
Other	41.8	51.8

Total assets	$2,727.4	$3,131.8

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$30.2	$64.2
Accounts payable	127.8	127.0
Other accrued liabilities	224.0	189.1
Liabilities held for sale	—	6.2

Total current liabilities	382.0	386.5
Long-term obligations, less current portion	2,239.8	2,283.1
Pension liability	100.6	104.7
Deferred income taxes	198.7	236.6
Other liabilities	69.8	40.4

Commitment and contingencies (see Note 14)

Shareholder’s equity:
Common stock $0.01 par value; 1,000 shared authorized, 100 shares issued	—	—
Additional paid in capital	1,074.2	1,071.0
Accumulated deficit	(1,287.7)	(998.1)
Accumulated other comprehensive (loss) income	(48.5)	4.5

Total Catalent shareholder’s (deficit)/equity	(262.0)	77.4
Noncontrolling interest	(1.5)	3.1

Total (deficit)/equity	(263.5)	80.5

Total liabilities and shareholder’s equity	$2,727.4	$3,131.8

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholder’s Equity

(in millions)

	Common Stock	Additional Paid In	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Noncontrolling Interest	Total Shareholder’s (Deficit)/Equity
Balance at June 30, 2007	$—	$1,049.9	$(150.3)	$11.2	$6.4	$917.2

Equity contribution		14.5				14.5
Comprehensive loss:
Net income/(loss)			(539.7)		3.5
Distribution related to noncontrolling interest					(8.6)
Foreign currency translation adjustments				204.8	1.5
Net change in minimum pension liability, net of $2.8 million tax				(2.5)	5.7
Change in unrealized loss on derivatives, net of $3.9 million tax				(12.5)
Total comprehensive loss						(347.8)
Equity compensation		8.2				8.2

Balance at June 30, 2008	$—	$1,072.6	$(690.0)	$201.0	8.5	$592.1

Equity redemption		(1.3)				(1.3)
Comprehensive loss:
Net income/(loss)			(308.1)		(0.6)
Distribution related to noncontrolling interest					(3.3)
Foreign currency translation adjustments				(164.8)	0.1
Net change in minimum pension liability, net of $6.0 million tax				(24.8)	(1.6)
Change in unrealized loss on derivatives, net of $3.9 million tax				(6.9)
Total comprehensive loss						(510.0)
Equity compensation		(0.3)				(0.3)

Balance at June 30, 2009	$—	$1,071.0	$(998.1)	$4.5	$3.1	$80.5

Equity contribution		0.6				0.6
Comprehensive loss:
Net income/(loss)			(289.6)		2.6
Distribution related to noncontrolling interest					(1.7)
Foreign currency translation adjustments				(21.5)	—
Net change in minimum pension liability, net of $1.8 million tax				(1.3)	(5.5)
Deferred compensation, net of tax				(0.3)
Change in unrealized loss on derivatives, net of $0 tax				(29.9)
Total comprehensive loss						(347.2)
Equity compensation		2.6				2.6

Balance at June 30, 2010	$—	$1,074.2	$(1,287.7)	$(48.5)	$(1.5)	$(263.5)

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009	For the Year Ended June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/earnings	$(287.0)	$(308.7)	$(536.2)
Loss from discontinued operations	(4.8)	(35.2)	(84.2)

(Loss)/earnings from continuing operations	(282.2)	(273.5)	(452.0)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	126.4	137.4	158.3
Unrealized foreign currency transaction (gains)/losses, net	(28.3)	(29.6)	149.2
Amortization of debt financing costs	9.6	9.6	8.5
Deferral of interest through utilization of PIK	59.4	—	—
Asset impairments and (gain)/loss on sale of assets	248.6	195.2	316.6
Gain on repurchase of long-term debt	—	—	(3.8)
Equity compensation	2.6	(0.3)	8.2
Benefit for deferred income taxes	(10.2)	(3.2)	(104.5)
Provisions for bad debts and inventory	17.1	14.2	21.3
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	(10.5)	30.2	17.2
Decrease/(increase) in inventories	14.4	(2.3)	3.8
Increase/(decrease) in accounts payable	10.0	0.4	12.9
Other accrued liabilities and operating items, net	85.4	(5.7)	(43.8)

Net cash provided by operating activities from continuing operations	242.3	72.4	91.9
Net cash provided by/(used in) operating activities from discontinued operations	(8.5)	3.8	(6.6)

Net cash provided by operating activities	233.8	76.2	85.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	2.1	2.2	0.7
Additions to property and equipment	(79.3)	(83.7)	(84.4)

Net cash used in investing activities from continuing operations	(77.2)	(81.5)	(83.7)
Net cash used in investing activities from discontinued operations	10.5	(2.8)	(3.7)

Net cash used in investing activities	(66.7)	(84.3)	(87.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	1.1	(1.4)	(0.5)
Repayments of revolver credit facility	(36.0)	(68.0)	(109.8)
Borrowings from revolver credit facility	—	104.0	95.9
Repayments of long-term obligations	(20.7)	(22.8)	(30.6)
Proceeds from long-term obligations	—	—	33.6
Long term debt financing costs	—	—	(14.8)
Payment of noncontrolling interest dividend	(1.7)	(3.3)	(8.6)
Equity contribution (redemption)	0.6	(1.3)	14.5

Net cash (used in)/ provided by financing activities from continuing operations	(56.7)	7.2	(20.3)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—

Net cash (used in)/provided by financing activities	(56.7)	7.2	(20.3)

Effect of foreign currency on cash	(10.3)	(7.6)	12.1
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	100.1	(8.5)	(10.3)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	63.9	72.4	82.7

CASH AND EQUIVALENTS AT END OF PERIOD	$164.0	$63.9	$72.4

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$98.6	$169.4	$194.7
Taxes paid	$20.9	$18.6	$16.5

The accompanying notes are an integral part of these consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company is one of the leading providers of advanced drug delivery technologies and outsourced development, manufacturing, and packaging services to the global pharmaceutical, biotechnology and consumer health industry. Our proprietary drug delivery and packaging technologies help our customers achieve their desired clinical and market outcomes and are used in many well-known products. As part of a strategy to streamline and focus operations, the business was reorganized during the first quarter of 2010 into four operating segments: Development and Clinical Services, Oral Technologies, Sterile Technologies and Packaging Services. This reorganization resulted in certain clinical service business being moved out of the Packaging segment and Sterile Technology segment and into the Development and Clinical Services segment. The Oral Technologies segment includes the softgel and modified release offerings; the Sterile Technologies segment includes the injectables and blow-fill-seal offerings; the Packaging Services segment includes the commercial packaging and printed component offerings; and Development and Clinical Services includes the analytical, respiratory and biotechnology offerings as well as clinical and regulatory consulting services.

•

Development and Clinical Services. This segment provides manufacturing, packaging, storage and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes dose form manufacturing or over-encapsulation where needed, placebos, comparator drugs, clinical packages and kits for physicians and patients, inventory management, investigator kit ordering and fulfillment, and return supply reconciliation and reporting. We support trials in most regions of the world through our network of facilities. We also offer analytical chemical and cell-based testing and scientific services, respiratory products formulation and manufacturing, regulatory consulting, and biologics proprietary expression technology and product development. We have five manufacturing facilities, including three in North America and two in Europe.

•

Oral Technologies. This segment provides formulation, development and manufacturing services for most of the major oral dose forms on the market today. Our advanced oral drug delivery technologies are used in many well-known customer products and include proprietary delivery technologies for drugs and consumer health products. We also provide formulation, development and manufacturing for conventional oral dose forms, including controlled release formulations, as well as immediate release tablets and capsules. There are twelve Oral Technologies facilities in nine countries, including three in North America, five in Europe, two in South America and two in the Asia-Pacific region.

•

Sterile Technologies. Sterile drugs may be injected, inhaled, or applied to the eye, ear, or other areas, and we offer both proprietary and traditional dose forms necessary for these separate routes of administration. For injectable drugs, we provide formulation and development for injectables. We also fill drugs or biologics into vials, pre-filled syringes, bags and other sterile delivery formats. For respiratory, ophthalmic and other routes of administration, our blow-fill-seal technology provides integrated dose form creation and filling of sterile liquids in a single process, which offers cost and quality benefits for our customers. We have three Sterile Technologies manufacturing facilities, including one in North America and two in Europe.

•

Packaging Services. This segment provides extensive packaging services for thousands of pharmaceuticals, biologics, consumer health and veterinary products, both on a standalone basis and as part of integrated supply-chain solutions that span both manufacturing and packaging. Our Packaging Services segment offers commercial packaging services (packaging drugs in blisters, bottles, pouches and unit doses) and printed components (creating package inserts, labels, or folding cartons). We operate through a network of nine Packaging Services facilities including six in North America and three facilities in Europe.

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Basis of Presentation

These financial statements include our parent company and all subsidiaries, including those operating outside the United States (U.S) and are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant transactions among our businesses have been eliminated.

Reclassifications

We made certain reclassifications to prior-period amounts to conform to the June 30, 2010 presentations. These reclassifications included the presentation of noncontrolling interests as a result of adopting a new accounting standard, presentation of prior period results to confirm to the segment reorganization announced during the fiscal year and the current versus non current balance sheet classification of certain derivative liabilities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset impairment, equity-based compensation, income taxes, derivative financial instruments, self-insurance accruals, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts.

Translation and Transaction of Foreign Currencies

The financial statements of the Company’s operations outside the U.S. are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income utilizing period-end exchange rates. In addition, the currency fluctuation associated with the Company’s Euro-denominated debt is included as a component of other comprehensive income. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other expense, net”. Such foreign currency transaction gains and losses include inter-company loans that are not permanently reinvested.

Revenue Recognition

In accordance with Accounting Standard Codification (“ASC”) 605 Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances.

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

Non-product revenue includes service fees, royalty fees, annual exclusivity fees, option fees to extend exclusivity agreements and milestone payments for attaining certain regulatory approvals and are recognized at fair value. Exclusivity payments are paid by customers in return for the Company’s commitment to manufacture certain products for those customers only. The revenue related to these agreements is recognized over the term of the exclusivity agreement or the term of the option agreement unless a particular milestone is designated, in which case revenue is recognized when service obligations or performance have been completed.

Arrangements containing multiple revenue generating activities are accounted for in accordance with applicable accounting guidance included within the framework of U.S. GAAP. If the deliverable meets the criteria of a separate unit of accounting, the arrangement revenue is allocated to each element based upon its relative fair value. Generally, in cases where we have multiple contracts with the same customer we treat such contracts as separate arrangements.

Cash Equivalents

All liquid investments purchased with an original maturity of three months or less are considered to be cash and equivalents. The carrying value of these cash equivalents approximates fair value.

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Receivables

Trade receivables are primarily comprised of amounts owed to the Company through its operating activities and are presented net of an allowance for doubtful accounts of $4.0 million and $3.5 million at June 30, 2010 and June 30, 2009, respectively. An account is considered past due on the first day after its due date. The Company monitors past due accounts on an ongoing basis and establishes appropriate reserves to cover probable losses. The Company will write-off any amounts deemed uncollectible against an established bad debt reserve.

Allowance for Doubtful Accounts

We make judgments as to our ability to collect outstanding receivables and provide allowances when it is assessed that all or a portion of the receivable will not be collected. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation to the Company, and the condition of the general economy and the customer’s industry. The Company writes off accounts receivable when they become uncollectible. The Company also maintains allowances to reserve for potential credits issued to customers or other revenue adjustments which may be warranted. If the frequency or severity of customer defaults changes due to changes in customers’ financial condition or general economic conditions, our allowance for uncollectible accounts may require adjustment.

Concentrations of Credit Risk and Major Customers

Concentration of credit risk, with respect to accounts receivable, is limited due to the large number of customers and their dispersion across different geographic areas. The customers are primarily concentrated in the pharmaceutical and healthcare industry. The Company normally does not require collateral or any other security to support credit sales. The Company performs ongoing credit evaluations of its customers’ financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company’s expectations. For fiscal years 2010, 2009 and 2008, no customer accounted for more than 10% of the Company revenue or ending accounts receivable balances.

Inventories

Inventory is primarily stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. The Company provides reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors.

Goodwill

The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with Codification Statement ASC 350 Intangibles -Goodwill and Other (ASC 350). Under ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily including customer relationships and patents and trademarks, continue to be amortized over their useful lives. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize and comparative market information. Goodwill and other indefinite-lived intangible assets are tested for impairment and written down to fair value, in accordance with ASC 350. The Company’s impairment analysis is partially based on a discounted cash flow analysis and incorporates assumptions that it believes marketplace participants would utilize. The discount rate used for impairment testing is based on the risk-free rate plus an adjustment for market and company-specific risk factors. The use of alternative estimates or adjusting the discount rate used could affect the estimated fair value of the assets and potentially result in more or less impairment. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company has elected to perform its annual impairment analysis during its fourth fiscal quarter.

Property and Equipment and Other Definite Lived Intangible Assets

Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 20 years; furniture and fixtures—3 to 10 years. Depreciation expense was $95.5 million, $98.9 million and $116.7 million for the fiscal year ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to Codification Standard ASC 360 Property, Plant and Equipment (ASC 360). This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Statements of Operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arms length transactions. See Note 4 to the Consolidated Financial Statements for further discussion.

Derivative Instruments, Hedging Activities and Fair Value

Derivatives Instruments

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s borrowings. The Company does not net any of its derivative positions under master netting arrangements.

Hedging Activities

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges for financial reporting purposes is recorded in Accumulated Other Comprehensive Income on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During fiscal years 2010, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

Fair Value

The Company is required to measure certain assets and liabilities at fair value, either upon initial measurement or for subsequent accounting or reporting. We use fair value extensively in the initial measurement of net assets acquired in a business combination and when accounting for and reporting on certain financial instruments. We estimate fair value using an exit price approach, which requires, among other things, that we determine the price that would be received to sell an asset or paid to transfer a liability in an orderly market. The determination of an exit price is considered from the perspective of market participants, considering the highest and best use of assets and, for liabilities, assuming the risk of non-performance will be the same before and after the transfer. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. When estimating fair value, depending on the nature and complexity of the assets or liability, we may use one or all of the following approaches:

•	Market approach, which is based on market prices and other information from market transactions involving identical or comparable assets or liabilities.

•	Cost approach, which is based on the cost to acquire or construct comparable assets less an allowance for functional and/or economic obsolescence.

•	Income approach, which is based on the present value of the future stream of net cash flows.

These fair value methodologies depend on the following types of inputs:

•	Quoted prices for identical assets or liabilities in active markets (called Level 1 inputs).

•

Quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are directly or indirectly observable (called Level 2 inputs).

•	Unobservable inputs that reflect estimates and assumptions (called level 3 inputs).

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Self Insurance

The Company is partially self-insured for certain employee health benefits and partially self-insured for product liability and workers compensation claims. Accruals for losses are provided based upon claims experience and actuarial assumptions, including provisions for incurred but not reported losses.

Equity-Based Compensation

The Company accounts for its stock-based compensation awards in accordance with Accounting Standard Codification ASC 718 Compensation – Stock compensation (ASC 718). ASC 718 requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense is measured based on the grant date fair value of the awards that are expected to vest, and the expense is recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.

Shipping and Handling

Shipping and handling costs are included in cost of products sold in the statements of operations. Shipping and handling revenue received was immaterial for all periods presented and is presented within net revenues.

Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss), which is reported in the accompanying Consolidated Statements of Changes in Shareholder’s Equity, consists of net earnings/(loss), foreign currency translation, deferred compensation, dividend distribution, minimum pension liability and unrealized gains and losses from derivatives.

Research and Development Costs

The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new products and manufacturing are recorded within Selling General & Administrative Expenses. Such research and development costs included in selling, general and administrative expenses amounted to $21.8 million, $12.5 million and $15.8 million, for fiscal years ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively. Costs incurred in connection with research and development services we provide to customers and services performed in support of the commercial manufacturing process for customers are recorded within Cost of Sales. Such research and development costs included in cost of sales amounted to $31.6 millions, $32.6 million and $30.1 million, for fiscal years ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively.

Income Taxes

In accordance with the standard codification of ASC 740 Income Taxes (ASC 740) the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Financial Accounting Standards

Effective June 30, 2010, we adopted the amendments to ASC 715 Compensation – Retirement Benefits, which requires the Company to disclose separately the fair value of each major category of plan assets, including the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. We do not expect this standard, which will become effective for the Company on July 1, 2010, to have a material impact on the Company’s consolidated financial statements.

On July 1, 2009 we adopted, for all periods presented, the provisions of ASC 810-10-45 Consolidation, which applies to noncontrolling interests. The new standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, previously referred to as minority interest. While the accounting provisions are being applied prospectively beginning with fiscal years and interim periods beginning after December 15, 2008, the presentation and disclosure requirements have been applied retrospectively. Upon adoption, the Company reclassified minority interests in its consolidated balance sheet from other noncurrent liabilities to noncontrolling interest in the equity section. Additionally, the Company changed the way noncontrolling interests are presented within the consolidated statement of operations such that the statement of operations reflects results attributable to both the Company’s interests and noncontrolling interests. The results attributable to the Company’s interests did not change upon adoption.

As of July 1, 2009, we adopted ASC 350-30, Determination of the Useful Life of Intangible Assets. ASC 350-30 amended the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Among other things, in the absence of historical experience, an entity was required to consider assumptions used by market participants. The adoption of ASC 350-30 did not impact our Consolidated Financial Statements.

As of July 1, 2009, the Company adopted updates to FASB’s ASC 805, Business Combinations, (“ASC 805”). ASC 805 expands the definitions of a business and a business combination and requires that: the purchase price of an acquisition, including the issuance of equity securities to be determined on the acquisition date, be recorded at fair value at the acquisition date; all assets, liabilities, contingent consideration, contingencies and in-process research and development costs of an acquired business be recorded at fair value at the acquisition date; acquisition costs generally be expensed as incurred; restructuring costs generally be expensed in periods subsequent to the acquisition date; and changes be made in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. ASC 805 was applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have a significant impact on our Consolidated Financial Statements.

2. DISCONTINUED OPERATIONS AND DIVESTITURES

Discontinued Operations

The Company completed its sale of North Raleigh, North Carolina sterile injectables facility on November 13, 2009, to a third party for an amount which approximated fair value. The operating results of this facility are included in the Consolidated Statement of Operations for the fiscal year ended June 30, 2010. In addition, included in the Consolidated Statements of Operations for fiscal year ended June 30, 2009, were the operating results of the North Raleigh, NC and the Company’s former facility based in Osny, France, which was sold on March 30, 2009.

Summarized consolidated statements of operations data for these discontinued operations are as follows:

(in millions)	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008
Net revenues	$8.4	$24.0	$98.6

Loss before income taxes	(4.8)	(31.1)	(87.1)
Income tax expense (benefit)	—	4.1	(2.9)

Loss from discontinued operations, net of tax	$(4.8)	$(35.2)	$(84.2)

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Summarized balance sheet data for these discontinued operations is as follows:

(in millions)	June 30, 2009
Assets held for sale
Current assets	$4.9
Property and equipment	13.3

Total assets held for sale	$18.2

Liabilities held for sale
Current liabilities	$6.2
Other liabilities	—

Total liabilities held for sale	$6.2

3. GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reporting segment:

(in millions)	Oral Technologies	Sterile Technologies	Packaging Services	Development and Clinical Services	Total
Balance at June 30, 2008	$956.6	$205.0	$94.9	$34.8	$1,291.3
Foreign currency translation adjustments	(89.5)	—	(7.3)	(1.7)	(98.5)
Impairments	—	(46.7)	(55.6)	(7.8)	(110.1)

Balance at June 30, 2009	867.1	158.3	32.0	25.3	1,082.7
Foreign currency translation adjustments	(41.1)	—	0.4	(2.4)	(43.1)
Impairments	—	(158.3)	(32.4)	—	(190.7)

Balance at June 30, 2010	$826.0	$—	$—	$22.9	$848.9

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

Due to declining revenue and cash flows in the Sterile Blow-Fill-Seal reporting unit, the Company concluded that goodwill impairment indicators existed as of September 30, 2009. As a result, the Company performed an interim goodwill impairment analysis during the first quarter of fiscal 2010. The Company’s initial impairment analysis under step one of ASC 350 indicated that the carrying value of the net assets of the Sterile Blow-Fill-Seal reporting unit exceeded its estimated fair value. As a result, the Company performed a step two analysis to determine the amount, if any, of goodwill impairment charges to be recorded by the Company. The step two analysis of ASC 350 required the Company to perform a theoretical purchase price allocation for the reporting unit to determine the implied fair value of goodwill and to compare the implied fair value of goodwill to the recorded amount of goodwill. The Company concluded that its carrying value exceeded the fair value and recorded a non-cash goodwill impairment charge of $158.3 million during the first quarter of fiscal 2010.

In addition, in connection with the re-organization, certain components were moved out of the Packaging Services reporting unit and into the Development and Clinical Services unit. This re-organization resulted in the Company allocating a relative fair value of the goodwill associated with the Packaging Services reporting unit to the new reporting unit and resulted in the requirement to perform an impairment assessment on the assets which remained in the Packaging reporting unit. Based on the results of the Company’s assessment of goodwill for impairment, it was determined that the carrying value of the Packaging Services reporting unit exceeded the estimated fair value at September 30, 2009. As a result, the Company identified an impairment of goodwill and recorded a non-cash charge of $32.4 million related to the Packaging Services reporting unit.

During the fourth quarter of 2010, the Company completed its annual goodwill impairment test, which did not result in any additional required impairment charges.

Impairment charges are recorded within the Consolidated Statements of Operations as Impairment charges and (gain)/loss on sale of assets.

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

4. DEFINITE LIVED LONG-LIVED ASSETS

Other intangible assets with definite lives are being amortized using the straight-line method over periods that range from twelve to twenty years. The details of other intangible assets subject to amortization by class as of June 30, 2010 and June 30, 2009, are as follows:

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2010
Amortized intangibles:
Core technology	20.0 years	$139.0	$(22.7)	$116.3
Customer relationships	12.0 years	49.8	(29.7)	20.1
Product relationships	12.0 years	223.4	(60.6)	162.8

Total amortized intangibles		$412.2	$(113.0)	$299.2

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2009
Amortized intangibles:
Core technology	20.0 years	$146.8	$(16.6)	$130.2
Customer relationships	12.0 years	99.8	(25.9)	73.9
Product relationships	12.0 years	237.0	(44.6)	192.4

Total amortized intangibles		$483.6	$(87.1)	$396.5

Amortization expense for the fiscal years ended June 30, 2010 and June 30, 2009 was approximately $30.9 million and $38.5 million, respectively. Future amortization expense is estimated as follows:

(in millions)	2011	2012	2013	2014	2015
Amortization expense	$27.5	$27.5	$27.5	$27.5	$27.5

In conjunction with the goodwill impairment identified in the first quarter of fiscal 2010, the Company completed its review of the impairment of other definite-lived intangible assets under ASC 350 within the Packaging Services segment and recorded a non-cash charge to other definite-lived intangible assets impairments of $9.7 million on the Consolidated Statement of Operations relating to intangible assets. In addition, during the first quarter of fiscal 2010, the Company made a determination that certain other definite-lived intangible assets within the Sterile Technologies segment had become impaired and recorded a non-cash charge of $15.8 million as a result of unfavorable business performance during fiscal 2010.

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

During fiscal 2009, the Company completed its review of the impairment of other definite-lived intangible assets under ASC 350 within the Packaging Services segment for recoverability and recorded a non-cash charge to other definite-lived intangible assets impairments relating to customer relationship intangible assets of $3.3 million. In addition, during three months ended March 31, 2009, the Company made a determination that certain other definite-lived intangible assets within the Sterile Technologies segment had become impaired as a result of unfavorable business performance. The Company performed an evaluation of these assets, which resulted in an impairment related to customer relationship intangible assets of $38.2 million.

Also during fiscal 2009, the Company completed the required review of long-lived assets under ASC 360 within the Packaging Services segment to test for recoverability and recorded a non-cash charge of $21.1 million. In addition, during the quarter ended March 31, 2009, the Company made a determination that certain property and equipment within the Sterile Technologies segment had become impaired. The Company performed an evaluation of these long-lived assets, which resulted in a total $24.9 million non-cash impairment charge to property and equipment impairment on the Consolidated Statements of Operations.

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Impairment charges were recorded within the Consolidated Statements of Operations as Impairment charges and (gain)/loss on sale of assets.

5. RESTRUCTURING AND OTHER COSTS

Restructuring Costs

The Company implemented plans to restructure certain operations, both domestically and internationally. The restructuring plans focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in a strategic and more cost-efficient structure. During the fiscal year 2010, the Company shifted customer demand among manufacturing facilities in order to obtain greater economies of scale within the Oral Technologies, Packaging Services and Development & Clinical Services business units. As part of this reorganization, the Company eliminated approximately 290 full time positions, which resulted in $7.8 million of employee-related expenses. These amounts are payable beginning in fiscal 2010 and into fiscal year 2011. In addition, the Company recorded asset impairments of $8.0 million associated with the consolidation of certain operations. Lastly, in fiscal 2010 the Company recorded $10.2 million of expense related facility exits and other costs, which includes approximately $5.2 million of lease costs for a facility exited in a prior period.

During the fiscal year 2009, restructuring costs of $16.1 million were recorded as a charge to restructuring and other special charges on the Consolidated Statement of Operations. On August 30, 2009, the Company consolidated its Pennsauken, New Jersey printing facility and transitioned certain activities to Moorestown, New Jersey. In addition, the Company expanded its capabilities by investing in additional technology and equipment at Moorestown to develop and offer new services to its customers. The Company incurred approximately $1.0 million in employee-related restructuring charges. In addition, the Company recorded an asset impairment of $1.2 million during the fiscal year 2009. During the fiscal year 2008 restructuring costs of $9.0 million were recorded as a charge to restructuring and other special charges on the Consolidated Statement of Operations. These costs primarily related to eliminating full time positions and exit costs related to the closure of one of the Company’s facilities in the second quarter of fiscal 2008 and the elimination of full time positions in connection with reductions of head count within existing operations.

Separation Costs

As a result of the Acquisition, the Company incurred costs to separate certain shared service functions and systems from its former owner. For the fiscal year ended June 30, 2010, June 30, 2009 and June 30, 2008, the Company recorded $0.5 million, $4.1 million and $14.7 million, respectively, of separation costs, which consist primarily of professional fees directly related to the separation plan to restructuring and other special charges.

(in millions)	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008
Separation costs	$0.5	$4.1	$14.7
Restructuring costs	26.0	16.1	9.0

Total restructuring and other special charges	$26.5	$20.2	$23.7

The following table summarizes the significant costs recorded within restructuring costs:

(in millions)	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008
Restructuring costs:
Employee-related reorganization (1)	$7.8	$9.5	$3.4

Asset impairments (2)	8.0	1.2	0.1
Facility exit and other costs (3)	10.2	5.4	5.5

Total restructuring costs	$26.0	$16.1	$9.0

(1)	Employee-related costs consist primarily of severance accrued upon either communication of terms to employees or management’s commitment to the restructuring plan when a defined severance plan exists. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.
(2)	Asset impairments recorded in fiscal year 2010 primarily include charges associated with a wind down of a product offering with an Oral Technologies site and the exit of a Packaging Services facility.

(3)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs and costs associated with the planned facility closures.

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

6. LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following at June 30, 2010 and June 30, 2009:

(in millions)	Maturity	June 2010	June 2009
Senior Secured Credit Facilities
Term loan facility Dollar-denominated	April 2014	$1,028.2	$1,038.8
Term loan facility Euro-denominated	April 2014	316.6	365.4
9 1/2 % Senior Toggle Notes	April 2015	624.4	565.0
9 3/4 % Senior Subordinated Euro-denominated Notes	April 2017	265.4	303.2
Revolving Credit Agreement	April 2013	—	36.0
Other Obligations	Nov 2010 -Oct 2015	35.4	38.9

Total		2,270.0	2,347.3
Less: current portion and other short-term borrowings		30.2	64.2

Long-term obligations, less current portion short-term borrowings		$2,239.8	$2,283.1

The Company has the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its $565 million 9 1/ 2%/10  1/4 % Senior PIK-Election Notes due 2015 (the “Senior Toggle Notes”) in lieu of making cash interest payments. While the Company has sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company elected to do so for the October 15, 2009 and April 15, 2010 interest payment dates as an efficient and cost-effective method to further enhance liquidity in light of the substantial dislocation in the financial markets. During the PIK election period, the Senior Toggle Notes and PIK interest amount were subject to an interest rate of 10.25%. The Company must make an election regarding whether subsequent interest payments will be made entirely in cash, entirely through PIK interest or 50% in cash and 50% in PIK interest not later than the start of the applicable interest period.

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

The Company also uses interest rate swaps to manage the economic effect of variable interest obligations associated with floating term loans so that the interest payable effectively becomes fixed at a certain rate, thereby reducing the interest rate changes on interest expense. As of June 30, 2010, the Company had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with its floating rate term loans through April 2014. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

Senior Secured Credit Facilities

On April 10, 2007, the Company entered into a $1.75 billion senior secured credit facility consisting of: (i) an approximately $1.4 billion term loan facility and (ii) a $350 million revolving credit facility. The Company is required to repay the term loans in quarterly installments equal to 1% per annum of the original funded principal amount for the first six years and nine months, with the remaining amount payable on April 10, 2014. These repayments commenced on September 28, 2007.

The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings.

Borrowings under the term loan facility and the revolving credit facility bear interest, at the Company’s option, at a rate equal to a margin over either (i) a base rate determined by reference to the higher of (1) the rate of interest per annum published by the Wall Street Journal from time to time, as the “prime lending rate” and (2) the federal funds rate plus one-half of 1% or (ii) LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The weighted-average interest rates during fiscal 2010 were approximately 2.7% and 2.5% for the Euro-denominated and US-dollar denominated term loans, respectively. In addition, the revolving credit facility weighted-average interest rate was approximately 2.5%.

In addition to paying interest on outstanding principal under the Company’s senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments hereunder. The initial commitment fee is 0.50% per annum. The commitment fee may be reduced subject to the Company attaining

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

certain leverage ratios. The Company is also required to pay customary letter of credit fees. As of June 30, 2010, there was $15.0 million in outstanding letters of credit. The commitment fee charged to interest expense during the fiscal year ended June 30, 2010 was $1.6 million.

The senior secured credit facilities are subject to amortization and prepayment requirements and contain certain covenants, events of default and other customary provisions.

Senior Notes

On April 10, 2007, the Company issued $565.0 million of 9.5% / 10.25% Senior PIK-Election Notes due 2015 (“Senior Toggle Notes”). The Senior Toggle Notes are unsecured senior obligations of the Company. Interest on the Senior Toggle Notes is payable semi-annually in arrears on each April 15 and October 15, commencing on October 15, 2007. For any interest period prior to April 15, 2011, the Company may at its option elect to pay interest on the Senior Toggle Notes (i) entirely in cash (“Cash Interest”), (ii) entirely by increasing the principal amount of the outstanding Senior Toggle Notes by issuing PIK Notes (“PIK Interest”) or (iii) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the Senior Toggle Notes accrues at the rate of 9.5% per annum. PIK Interest on the Senior Toggle Notes accrues at the Cash Interest rate per annum plus 0.75% per annum. The interest rate at June 30, 2010 was 9.5%.

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

Senior Subordinated Notes

On April 10, 2007, the Company issued € 225.0 million 9.75% Euro-denominated Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company (including the senior credit facilities and the Senior Toggle Notes). Interest on the Senior Subordinated Notes is payable semi-annually in cash only in arrears on each April 15 and October 15, such payments commencing on October 15, 2007.

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

Long-Term and Other Obligations

Other obligations consist primarily of loans for equipment, buildings and insurance premium financing and a capital lease for a building.

Maturities of long-term obligations, including capital leases of $2.0 million, and other short-term borrowings for future fiscal years are:

(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Maturities of long-term and other obligations	$30.2	$26.7	$23.7	$1,304.2	$619.7	$265.5	$2,270.0

Debt Issuance Costs

Debt issuance costs are capitalized within prepaid expenses and other assets on the balance sheet and amortized over the life of the related obligation through charges to interest expense in the Consolidated Statement of Operations. Amortization of debt issuance costs totaled $9.6 million for the fiscal years ended June 30, 2010 and June 30, 2009.

Guarantees and Security

All obligations under the senior secured credit agreement, the Senior Toggle Notes and the Senior Subordinated Notes (together, the “notes”) are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

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

The senior credit facility and indentures governing the Senior Toggle Notes and the Senior Subordinated Notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2010, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

Subject to certain exceptions, the senior credit agreement and the indentures governing the notes will permit the Company and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of the Company’s non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans or notes.

As market conditions warrant and subject to the Company’s contractual restrictions and liquidity position, the Company, its affiliates and/or the Company’s major equity holders, including Blackstone and its affiliates, may from time to time repurchase the Company’s outstanding debt securities, including the Senior Toggle Notes and the Senior Subordinated Notes and/or the Company’s outstanding bank loans in privately negotiated or open market transactions, by tender or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Company’s existing credit facility. Any new debt may also be secured debt. The Company may also use available cash on the balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of the Company’s debt is currently trading at a discount to the face amount, any such purchases may result in the Company’s acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

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

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

While the Company does not actively hedge against changes in foreign currency, a natural hedge exists due to our investment in our foreign operations. The Company is exposed to fluctuations in the EUR-USD exchange rate on its net investments in foreign operations in Europe. We mitigate the exposure of our investments in our European operations by denominating a portion of our debt in Euros. At June 30, 2010, the Company had Euro denominated debt outstanding of $582 million that qualifies as a hedge of a net investment in foreign operations.

For nonderivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in Accumulated Other Comprehensive Income (Loss) as part of the cumulative translation adjustment. During fiscal 2010, the Company recorded $83.1 million as a gain within cumulative translation adjustment. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated.

Credit Risk Related to Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of June 30, 2010, the terminal value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $58.4 million. As of June 30, 2010, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $9.0 million. If the Company had breached any of these provisions at June 30, 2010, it could have been required to settle its obligations under the agreements at their termination value of $58.4 million.

Counterparty Credit Risk Management

The Company’s derivative financial statements present certain market and counterparty risks; however, concentration of counterparty credit risk is mitigated as the Company deals with a variety of major banks worldwide. The Company would not be materially impacted if any of the counterparties to its derivative financial instruments outstanding at June 30, 2010 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other security to support derivative instruments subject to credit risk by its counterparties.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the fiscal year ended June 30, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

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

As of June 30, 2010, the Company had three outstanding interest rate derivatives, three of which were effective June 30, 2010 with a combined notional value of $760.0 million and €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $24.0 million will be reclassified as an increase to interest expense.

Non-designated Hedges of Interest Rate Risk

Derivatives not designated as hedges for financial accounting purposes are not speculative and are used to manage the Company’s economic exposure to interest rate movements but, as of June 30, 2010, do not meet the hedge accounting requirements for financial reporting purposes of ASC 815 Derivatives and Hedging. Changes in the fair value of derivatives not designated as a hedge for financial accounting purposes are recorded directly into earnings as other expense. As of June 30, 2010, the Company had a ¥2.1 billion notional value outstanding derivative maturing on April 15, 2013 that was not designated for financial accounting purposes as a hedge in a qualifying hedging relationship.

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2010 and June 30, 2009.

(in millions)	Fair Values of Derivative Instruments
	Liability Derivatives As of June 30, 2010		Liability Derivatives As of June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other accrued liabilities and other liabilities	$54.8	Other accrued liabilities and other liabilities	$19.4
Total derivatives designated as hedging instruments under ASC 815:		$54.8		$19.4

Derivatives not designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other accrued liabilities and other liabilities	$0.4	Other accrued liabilities and other liabilities	$8.7
Total derivatives not designated as hedging instruments under ASC 815:		$0.4		$8.7

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the fiscal years ended June 30, 2010 and June 30, 2009.

(in millions)	The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Fiscal Years Ended June 30, 2010 and June 30, 2009.
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Fiscal Year 2010: Interest Rate Swaps	$(52.9)	Interest income/ (expense), net	$(21.9)	Interest income/ (expense), net	$(0.6)
Fiscal Year 2009: Interest Rate Swaps	$(16.2)	Interest income/(expense), net	$(14.3)	Interest income/ (expense), net	$(0.6)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Fiscal Year 2010 : Interest Rate Swaps	Other income / (expense), net	$(3.3)
Fiscal Year 2009 : Interest Rate Swaps	Other income / (expense), net	$(10.9)

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

8. FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Value is determined using pricing models, discounted cash flow methodologies, or similar techniques and also includes instruments for which the determination of fair value requires significant judgment or estimation.

Fair value under ASC 820 is principally applied to financial assets and liabilities which, for Catalent, include both investments in money market funds and derivative instruments – interest rate swaps. The Company has not applied all the provisions of ASC 820 in financial statements to the nonfinancial assets and nonfinancial liabilities. There were no changes from the previously reported classification of financial assets and liabilities. The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements using:
(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash Equivalents- Money Market Funds	$25.1	$25.1	$—	$—

Liabilities
Interest rate swaps	$55.2	$—	$55.2	$—

Liabilities
Long-term debt and other	$2,070.0	$—	$2,070.0	$—

Cash and Cash Equivalents

The fair value of cash and cash equivalents is estimated on the quoted market price of the investments. The carrying amounts of the Company’s cash equivalents approximate their fair value due to the short-term maturity of these instruments.

Derivative Instruments – Interest Rate Swaps

Currently, the Company uses interest rate swaps to manage interest rate risk on its variable rate long-term debt obligations. The fair value of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) and derived from observed market interest rate curves. In addition, to comply with the provision of ASC 820, credit valuation adjustments, which consider the impact of any credit enhancements on the contracts, are incorporated in the fair values to account for potential nonperformance risk. See Derivative Instruments and Hedging Activities (Note 7) to the unaudited Consolidated Financial Statements for further discussion.

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Long-Term Obligations

The estimated fair value of long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any.

The carrying amounts and the estimated fair values of financial instruments as of June 30, 2010 and June 30, 2009, are as follows:

	June 30, 2010		June 30, 2009
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,270.0	$2,070.0	$2,347.3	$1,572.7
LIBOR interest rate swap	39.7	39.7	19.4	19.4
EURIBOR interest rate swap	15.1	15.1	8.1	8.1
TIBOR interest rate swap	0.4	0.4	0.6	0.6

The estimated fair values are based on quoted market prices for the same or similar instruments and/or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

9. INCOME TAXES

Earnings/(loss) from continuing operations before income taxes and discontinued operations are as follows for the fiscal years ended 2010, 2009 and 2008

(in millions)	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008

U.S. Operations	$(577.7)	$(214.7)	$(368.0)
Non-U.S. Operation	$317.1	$(42.0)	$(166.1)

	$(260.6)	$(256.7)	$(534.1)

The provision /(benefit) for income taxes consists of the following for the fiscal years ended 2010, 2009 and 2008:

(in millions)	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008
Current:
Federal	$2.8	$0.4	$—
State and local	0.4	1.3	—
Non-U.S.	33.5	17.8	22.5

Total	$36.7	$19.5	$22.5

Deferred:
Federal	$5.5	$6.5	$(75.3)
State and local	1.2	2.1	(1.5)
Non-U.S.	(21.8)	(11.3)	(27.8)

Total	(15.1)	(2.7)	(104.6)

Total provision/(benefit)	$21.6	$16.8	$(82.1)

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

A reconciliation of the provision/(benefit) based on the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the fiscal years ended 2010, 2009 and 2008:

(in millions)	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008
Provision at U.S. Federal Statutory tax rate	$(91.2)	$(101.2)	$(207.6)
State and local income taxes, net of federal benefit	(24.5)	(38.7)	(24.0)
Foreign tax rate differential	(12.6)	(1.9)	17.8
Goodwill impairment	69.2	31.8	68.2
Permanent items	56.3	12.5	8.9
Contingency reserve	(1.3)	21.1	8.3
Tax valuation allowance	26.4	91.0	57.2
Foreign tax credit	—	—	—
Income Tax	—	—	(9.6)
Other	(0.7)	2.2	(1.3)

	$21.6	$16.8	$(82.1)

As of June 30, 2010, the Company had $390.2 million of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. Deferred taxes are not provided on the undistributed earnings of subsidiaries outside of the U.S. when it is expected that these earnings are permanently reinvested, however, as of June 30, 2010, deferred taxes in the amount of $5.1 million were provided for the undistributed earnings of Catalent Germany Holding I GbR (“GbR”). The Company intends to liquidate GbR, at which time, the undistributed earnings will be subject to U.S. tax. With the exception of GbR, the Company has made no other provision for U.S. income taxes on the undistributed earnings of foreign subsidiaries as those earnings are considered permanently reinvested in the operations of those foreign subsidiaries, and it is not feasible to estimate the amount of U.S tax that might be payable on the eventual remittance of such earnings.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carry forwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows at June 30, 2010 and 2009:

(in millions)	2010	2009
Deferred income tax assets:
Accrued liabilities	$35.6	$21.0
Equity compensation	5.2	4.7
Loss and tax credit carry forwards	229.0	235.3
Foreign Currency	27.5	28.1
Pension	20.9	21.7
Property-related	33.9	31.2
Intangibles	2.5	13.0
Other	5.0	6.1
OCI	49.8	8.0

Total deferred income tax assets	409.4	369.1
Valuation Allowance	(253.6)	(169.0)

Net deferred income tax assets	155.8	200.1

Deferred income tax liabilities:
Inventory basis differences	—	(16.3)
Property-related	(56.8)	(73.2)
Goodwill and other intangibles	(138.1)	(149.5)
Other	(3.9)	(3.4)
OCI	—	(10.5)

Total deferred income tax liabilities	(198.9)	(252.9)

Net deferred income tax liabilities	$(43.1)	$(52.8)

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Deferred tax assets and liabilities in the preceding table are in the following captions in the balance sheet at June 30, 2010 and 2009:

(in millions)	2010	2009
Current deferred tax asset	$17.5	$15.6
Non-current deferred tax asset	138.3	184.4
Current deferred tax liability	(0.2)	(16.2)
Non-current deferred tax liability	(198.7)	(236.6)

Net deferred tax liability	$(43.1)	$(52.8)

At June 30, 2010, the Company has federal net operating loss carryforwards of $333.3 million, $7.7 million of which are subject to Internal Revenue Code Section 382 limitations. The federal loss carryforwards expire through 2030. At June 30, 2010, the Company has state tax loss carryforwards of $830.2 million. Approximately $188.5 million of these losses are separate company state tax losses generated in periods prior to the period ending June 30, 2007. Substantially all state carryforwards have at least a three year carryforward period. In accordance with ASC 718, $37.8 million of federal and state losses were generated in prior tax years as a result of tax deductions for equity. Such deductions are not being recognized for financial statement purposes because a cash tax benefit was not realized by the Company. As a result, these deductions are not reflected in the federal and state net operating loss carryforward amounts indicated above. At June 30, 2010, the Company has international tax loss carryforwards of $81.2 million. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period.

The Company has established a full valuation allowance against its net federal and state deferred tax assets as management does not believe it is more likely than not that these assets will be realized. At June 30, 2010, the Company has recorded a full valuation allowance of $143.4 million and $101.4 million against its net federal and state deferred tax assets, respectively. At June 30, 2010, the Company has recorded a valuation allowance of $8.8 million against certain of its foreign net deferred tax assets. Management evaluates all available evidence; both positive and negative using a more likely than not standard, in determining if adjustments to the valuation allowance are necessary. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, previous experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income in the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction.

The net increase in valuation allowance was $84.6 million during fiscal year ended 2010. The net increase is due to changes in foreign-related valuation allowances, reductions in deferred tax liabilities and changes in select deferred tax asset accounts such as accrued liabilities and OCI. This amount included a decrease of ($31.5) million in federal and state valuation allowance due to the utilization of federal and state net operating loss carryforwards. During the current fiscal year the Company generated federal and state taxable income due to U.S. income inclusions resulting from the distribution of notes and cash receivables from foreign subsidiaries. This income is not considered to be from normal operating activities.

As part of the Purchase Agreement, the Company has been indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007 (the “Formation Date”). The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as any interest and penalties that may be related thereto.

The amount of income taxes the Company may pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company assess its income tax positions and record benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the amount that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued, where applicable. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized.

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. As of June 30, 2010, the Company had a total of $36.4 million of unrecognized tax benefits. A reconciliation of our unrecognized tax benefit, excluding accrued interest for June 30, 2010 is as follows:

(in millions)
Balance at June 30, 2009	$34.4
Additions based on tax positions related to the current year	5.7
Additions for tax positions of prior years	6.8
Reductions for tax positions of prior years	(10.6)
Reclassification of non-income tax reserves to other reserves	—
Settlements	—

Balance at June 30, 2010	$36.3

Of this amount, $22.7 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. An additional $4.3 million represents the amount of unrecognized tax benefits that, if recognized, would not impact the effective income tax rate due to a full valuation allowance. The remaining $9.4 million represents unrecognized tax benefits subject to indemnification by Cardinal. We do not expect the amount of the unrecognized tax benefits disclosed above to change significantly over the next 12 months.

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as Germany, United Kingdom, France, the United States, and various states. The Company is no longer subject to examinations by the relevant tax authorities for years prior to fiscal 2001.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010, the Company has approximately $8.4 million of accrued interest related to uncertain tax positions, an increase of $3.7 million from the prior year. The portion of such interest and penalties subject to indemnification by Cardinal is $7.0 million, an increase of $2.9 million from the prior year.

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

In addition, employees of a commercial packaging site and a clinical services site are members of a multiemployer pension plan. For fiscal years 2010, 2009 and 2008, the Company, on behalf of its employees, contributed to the plan approximately $0.7 million, $0.8 million and $0.8 million, respectively, for retirement pension benefits associated with past and current employees. As of June 30, 2010 it is reasonably possible that we may withdraw from the plan, which is currently under funded. Our annual contributions may increase over the remainder of the contract period due its current funding shortfall or due to a future decision to withdraw from the plan.

The total expense for employee defined contribution retirement plans for the fiscal years ended June 30, 2010 and June 30, 2009 was $1.4 million and $8.0 million, respectively. The decrease was attributable to the Company’s suspension of the 401(k) matching contribution in February 2009 and the suspension of the Company’s profit sharing plan effective January 1, 2009. The company resumed its 401(k) profit sharing plan and matching contribution on January 1, 2010.

Obligations and Funded Status

The following table provides a reconciliation of the change in projected benefit obligation as of June 30, 2010 and June 30, 2009, at the measurement dates:

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

	Retirement Benefits		Other Post-Retirement Benefits
(in millions)	2010	2009	2010	2009
Projected benefit obligation at beginning of year	$241.5	$250.5	$5.2	$5.6
Service cost	2.3	2.0	—	—
Interest cost	13.4	13.3	0.2	0.3
Benefits paid	(8.1)	(9.1)	(0.4)	(0.3)
Participant contributions	0.1	0.1	—	—
Plan amendments	0.2	—	—	—
Curtailments	—	—	—	—
Settlements	—	—	—	—
Actuarial loss/(gain)	21.4	14.1	0.6	(0.3)
Net transfer in/out *	—	—	—	—
Exchange rate gain (loss)	(19.8)	(29.4)	0.1	(0.1)

Projected benefit obligation at end of year	$251.0	$241.5	$5.7	$5.2

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

The following table provides a reconciliation of the change in fair value of plan assets:

	Retirement Benefits		Other Post-Retirement Benefits
(in millions)	2010	2009	2010	2009
Fair value of plan assets at beginning of year	$140.7	$168.8	$—	$—
Participant contributions	0.1	0.1	—	—
Employer contributions	8.6	8.6	0.4	0.3
Benefits paid	(8.1)	(8.7)	(0.4)	(0.3)
Actual return on plan assets	23.2	(7.7)	—	—
Settlements	—	—	—	—
Exchange rate gain (loss)	(9.8)	(20.4)	—	—

Fair value of plan assets at end of year	$154.7	$140.7	$—	$—

The following table provides a reconciliation of the net amount recognized in the balance sheets:

	Retirement Benefits		Other Post- Retirement Benefits
(in millions)	2010	2009	2010	2009
Funded status	$(96.3)	$(100.8)	$(5.7)	$(5.2)
Unrecognized net transition asset	—	—	—	—
Unrecognized prior service cost	0.2	—	—	—
Unrecognized net actuarial loss/(gain)	32.4	29.9	(0.1)	(0.7)
Other	—	—	—	—

Net amount recognized	$(63.7)	$(70.9)	$(5.8)	$(5.9)

	Retirement Benefits		Other Post- Retirement Benefits
	2010	2009	2010	2009
Amounts Recognized on Balance Sheet
Prepaid benefit cost	$0.9	$0.4	$—	$—
Accrued benefit cost	(64.6)	(71.3)	(5.8)	(5.9)

Net amount recognized	$(63.7)	$(70.9)	$(5.8)	$(5.9)

Estimated amounts to be amortized from AOCI during next fiscal year:
Actuarial Loss/(Gain), net	$0.8	$1.7	$—	$—
Prior Service Cost	—	—	—	—

Total	$0.8	$1.7	$—	$—

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

The projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets are as follows:

	Retirement Benefits		Other Post-Retirement Benefits
(in millions)	2010	2009	2010	2009
Projected benefit obligation	$246.6	$241.5	$5.7	$5.2
Fair value of plan assets	150.3	140.7	—	—

The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets are as follows:

	Retirement Benefits		Other Post-Retirement Benefits
(in millions)	2010	2009	2010	2009
Accumulated benefit obligation	$230.9	$224.3	$5.7	$5.2
Fair value of plan assets	140.5	128.8	—	—

Net Periodic Benefit Cost

Components of the Company’s net periodic benefit costs are as follows:

	Retirement Benefits			Other Post-Retirement Benefits
(in millions)	Fiscal Year Ended 2010	Fiscal Year Ended 2009	Fiscal Year Ended 2008	Fiscal Year Ended 2010	Fiscal Year Ended 2009	Fiscal Year Ended 2008
Components of net periodic benefit cost:
Service cost	$2.3	$2.0	$2.3	$—	$—	$—
Interest cost	13.4	13.3	14.3	0.3	0.3	0.3
Expected return on plan assets	(8.5)	(9.2)	(12.3)	—	—	—
Amortization	1.6	(0.7)	—	—	—	—
Other	—	(0.6)	(0.2)	—	—	—

Net periodic benefit cost	$8.8	$4.8	$4.1	$0.3	$0.3	$0.3

	Retirement Benefits
	Fiscal Year Ended 2010	Fiscal Year Ended 2009
Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss arising during they year	$6.8	$31.0
Prior service costs/(credit) during the year	0.2	—
Transition asset/(obligation) recognized during the year	—	—
Prior service cost recognized during the year	—	—
Net (gain)/loss recognized during they year	(1.6)	0.9
Exchange rate gain/(loss) recognized during the year	(2.7)	0.2

Total recognized in other comprehensive income	$2.7	$32.1

	Retirement Benefits
	Fiscal Year Ended 2010	Fiscal Year Ended 2009
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income	$11.5	$37.0

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Financial assumptions used to determine benefit obligations are as follows:

	Retirement Benefits		Other Post- Retirement Benefits
	2010	2009	2010	2009
Discount rate	4.81%	5.77%	4.33%	5.43%
Rate of increase in compensation levels	2.53%	2.50%	N/A	N/A

Assumptions

The weighted average assumptions used in determining net periodic pension cost are as follows:

	Retirement Benefits			Other Post Retirements Benefits
	Fiscal Year Ended 2010	Fiscal Year Ended 2009	Fiscal Year Ended 2008	Fiscal Year Ended 2010	Fiscal Year Ended 2009	Fiscal Year Ended 2008
Discount rate	5.77%	6.31%	5.58%	5.43%	5.73%	5.86%
Rate of increase in compensation levels	2.54%	2.50%	2.51%	N/A	N/A	N/A
Expected long-term rate of return	6.23%	6.35%	6.85%	N/A	N/A	N/A

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Plan Assets

The Company’s weighted average asset allocations at the measurement date and the target asset allocations by category are as follows:

	2010			2009
(in millions)	Actual $	Actual %	Target %	Actual $	Actual %	Target %
Asset Category
Equity Securities	$49.8	32%	35%	$54.9	39%	41%
Debt Securities	66.0	43%	44%	49.2	35%	32%
Real Estate	5.0	3%	3%	5.6	4%	6%
Other	33.9	22%	18%	31.0	22%	21%

Total	$154.7	100.0%	100.0%	$140.7	100%	100%

The following table provides a summary of plan assets that are measured in fair value as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Assets	Level 1	Level 2	Level 3
Equity Securities	$49.8	$5.0	$44.8	$—
Debt Securities	66.0	21.6	44.4	—
Real Estate	5.0	—	5.0	—
Other	33.9	—	14.8	19.1

Total	$154.7	$26.6	$109.0	$19.1

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

Healthcare Cost Trend Rates

The United States healthcare cost trend rates assumed for next year for the other postretirement benefits at June 30 are as follows:

	Other Postretirement Benefits
	2010	2009
Healthcare cost trend rate assumed for next year:
Pre – Medicare	8.4%	9.0%
Post – Medicare	9.1%	10.0%
Rate to which the cost trend is assumed to decline (ultimate trend rate)
Pre – Medicare	5.4%	5.5%
Post – Medicare	5.4%	5.5%
Year that the rate reaches the ultimate trend rate:
Pre – Medicare	2015	2016
Post – Medicare	2017	2018

A one percentage point change in the assumed healthcare cost trend rates would not have a material impact on total service cost, total interest cost or the accumulated post-retirement benefit obligation.

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Contributions

The total estimated contributions for the 2011 fiscal measurement year for Retirement Benefits and Other Postretirement Benefits are $8.2 million and $0.5 million, respectively.

Estimated Future Benefit Payments

Future benefit payments, which reflect expected future service, as appropriate, during the next five fiscal years, and in the aggregate for the five fiscal years thereafter, are:

Fiscal Year Ended June 30,	Retirement Benefits	Other Post-Retirement Benefits
(in millions)
2011	$8.1	$0.5
2012	8.8	0.5
2013	9.2	0.5
2014	10.3	0.5
2015	9.9	0.5
2016 – 2020	53.8	2.1

11. RELATED PARTY TRANSACTIONS

Advisor Transaction and Management Fees

The Company entered into a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investor’s investment in Phoenix. The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the fiscal year ended June 30, 2010, this management fee was approximately $10.0 million. This fee was recorded as expense within selling, general and administrative expenses in the Consolidated Statement of Operations.

Other Related-Party Transactions

Certain facilities purchase gelatin and an Oral Technologies German subsidiary leases plant facilities, purchases other services and receives loans from time-to-time from a German company that is also the minority owner of an Oral Technologies German subsidiary. Gelatin purchases amounted to $26.4 million, $25.7 million and $22.8 million for fiscal years ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively. Rental payments amounted to $5.1 million, $6.8 million and $7.6 million and purchased services amounted to $6.2 million, $5.8 million and $6.3 million in the same periods, respectively.

Klöckner Pentaplast, an affiliate with Blackstone, supplies the Company with raw materials, packaging materials and other supplies used in our operations. Purchases from Klöckner Pentaplast were approximately $4.0 million for the fiscal year ended June 30, 2010. We believe that these transactions were entered into in the ordinary course of our business and were conducted on an arm’s length basis.

The Company has a three year participation agreement with Core Trust Purchasing Group (“CPG”), which designates CPG as a supplier of an outsource service for indirect materials. The Company does not pay any fees to participate in this group arrangement, and can terminate participation at any time prior to the expiration of the agreement without penalty. The vendors separately pay fees to CPG for access to CPG’s consortium of customers. Blackstone entered into an agreement with CPG whereby Blackstone receives a portion of the gross fees vendors pay to CPG based on the volume of purchases made between the Company and other participants. Purchases from CPG were approximately $6.3 million and $4.8 million for the fiscal year ended June 30, 2010 and 2009, respectively.

The Company participates in an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. In consideration for these services, the Company pays Equity Healthcare a fee of $2.00 per participating employee per month. As of June 30, 2010, we had approximately 2,300 employees enrolled in our health benefit plans in the United States. Equity Healthcare is an affiliate of Blackstone.

In addition, the Company does business with a number of other companies affiliated with Blackstone; we believe that all such arrangements have been entered into in the ordinary course of our business and have been conducted on an arm’s length basis.

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

12. EQUITY

Description of Capital Stock

The Company is authorized to issue 1,000 shares of capital stock, all of which are Common Stock, with a par value of $0.01 per share. In accordance with the Certificate of Incorporation of the Company, each share of Common Stock shall have one vote, and the Common Stock shall vote together as a single class. As of June 30, 2010, 100% of the outstanding shares of the capital stock of the Company have been issued to, and are held by, PTS Intermediate Holdings, LLC. In accordance with the By-Laws of the Company, the Board of Directors may declare dividends upon the stock of the Company as and when the Board deems appropriate.

Comprehensive Earnings/(Loss) and Accumulated Other Comprehensive Earnings/(Loss)

Comprehensive earnings/(loss) for the fiscal years ended June 30, 2010, June 30, 2009 and June 30, 2008 consist of:

(in millions)	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008
Net earnings/ (loss) before allocation to noncontrolling interest	$(289.6)	$(308.1)	$(539.7)
Other comprehensive earnings/(losses):
Foreign currency translation adjustments	(21.5)	(164.8)	204.8
Net change in minimum pension liability	(1.3)	(24.8)	(2.5)
Deferred compensation	(0.3)	—	—
Change in unrealized gain/ (loss) on derivatives	(29.9)	(6.9)	(12.5)

Comprehensive earnings/(loss)	(53.0)	(196.5)	189.8

Total comprehensive earnings/(loss) before allocation to noncontrolling interest	(342.6)	(504.6)	(349.9)
Comprehensive earnings/(loss) attributable to noncontrolling interest	(4.6)	(5.4)	2.1

Comprehensive loss attributable to Catalent	$(347.2)	$(510.0)	$(347.8)

Accumulated other comprehensive earnings/(loss) for the fiscal years June 30, 2010 and June 30, 20009 consists of:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Deferred Compensation	Pension Liability Adjustments	Other Comprehensive Earnings/(Loss)
Balance at June 30, 2007	$9.4	$—	$—	$1.8	$11.2
Activity, net of tax	204.8	(12.5)	—	(2.5)	189.8

Balance at June 30, 2008	214.2	(12.5)	—	(0.7)	201.0
Activity, net of tax	(164.8)	(6.9)	—	(24.8)	(196.5)

Balance at June 30, 2009	49.4	(19.4)	—	(25.5)	4.5
Activity, net of tax	(21.5)	(29.9)	(0.3)	(1.3)	(53.0)

Balance at June 30, 2010	$27.9	$(49.3)	$(0.3)	$(26.8)	$(48.5)

13. EQUITY-BASED COMPENSATION

Company Plan

The Company’s stock-based compensation generally includes stock options and restricted stock units (RSUs). Shares issued relating to the Company’s stock-based plans is generally issued for the purpose of retaining key employees and directors of its subsidiaries. As of June 30, 2010, approximately 2,600 authorized shares were available for future awards under the Company’s stock-based compensation plans. On September 8, 2010, the 2007 PTS Holding Corp Stock Incentive Plan (the “2007 Plan”) was amended to increase the total number of shares that may be issued under the 2007 Plan from 76,000 shares to 81,407 shares, of which 3,882 shares are set aside for the granting of RSUs, subject to adjustments in certain events, including equity restructuring. The Company has adopted a form of non-statutory stock option agreement (the “Form Option Agreement”) for awards under the 2007 Plan. Under the Form Agreement, certain stock option awards will vest over a five-year period of time contingent solely upon the

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

participants’ continued employment with the Company. Other stock option awards will vest over a specified performance period from the grant date upon achievement of pre-determined operating performance targets over time, while others are marked-based awards and vest upon The Blackstone Group’s realization of certain internal rates of return goals and the occurrence of a liquidity event subject to certain other performance criteria. The Form Option Agreement includes certain forfeitures provisions upon a participant’s separation from service with the Company.

Stock Compensation Expense

Stock compensation expense recognized in the consolidated statements of income was $2.6 million, $(0.3) million and $8.2 million in fiscal years 2010, 2009 and 2008, respectively. The related tax benefit was not recognized in fiscal years 2010, 2009, and 2008, respectively. All stock compensation expense is classified in selling, general and administrative expenses. There were no costs capitalized in the consolidated balance sheet at June 30, 2010. Stock compensation expense is based on awards expected to vest, and therefore has been reduced by estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. As of June 30, 2010, $10.2 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 2.8 years.

On October 23, 2009, through its Board of Directors, the Company established a modification program by which eligible stock options could, at the election of the option holder, be exchanged for new options in connection with the Stock Option Exchange (“SOE”) program. The terms of the new options remained essentially the same as the existing options, except with regard to the exercise price which reflected the current market price at the grant date and certain revised vesting terms. There were 26 employees who participated in the SOE program which contributed $1.4 million incremental compensation cost associated with the modification program for the fiscal year ended 2010. The option exchange was accounted for in accordance with ASC 718 Compensation – Stock Compensation.

Methodology and Assumptions

Stock options are granted with an exercise price at least equal to 100% of the market value on the date of grant. In the 2007 Plan, stock options granted generally cliff-vest 100% five years from the grant date. Stock options granted typically have a contractual term of 10 years. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a ratable basis over the substantive vesting period. The fair value of stock options is determined using the Black-Scholes-Merton option pricing model for service and performance based awards, and an adaptation of the Black-Scholes-Merton option valuation model, which takes into consideration the internal rate of return thresholds, for market based awards. This model adaptation is essentially equivalent to the use of path dependent-lattice model.

The weighted average of assumptions used in estimating the fair value of stock options granted during each year, along with the weighted-average grant-date fair values, were as follows.

Year Ended June 30,
	2010	2009	2008
Expected volatility	30% - 32%	30% - 33%	30%-34%
Expected life (in years)	6.5 - 7.5	6.5 - 7.5	6.5 - 7.7
Risk-free interest rates	3.2% - 3.5%	3.0% - 3.7%	4.0%- 4.4%
Dividend yield	None	None	None

The Company’s expected volatility assumption is based on the historical volatility of closing share price of a comparable peer group and other factors. The expected life assumption is primarily based on the “simplified method” which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate for the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

The following table summarizes stock option activity for the year ended June 30, 2010. The below totals of shares outstanding as of June 30, 2010 includes 2,795 shares of a former director. The exercise price and aggregate intrinsic values are presented on an actual dollar basis.

	Time				Performance			Market
	Weighted Average Exercise Price	Number of Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2009	$911.57	26,047			17,155			24,648
Granted	750.00	34,277			11,605			27,873
Exercised	—	—			—			—
Forfeited	893.54	(7,205)			(2,522)			(2,801)
Expired	—	—			—			—
Exchanged	904.08	(17,079)			(14,822)			(22,312)
Outstanding as of June 30, 2010	760.83	36,040	9.1	$3,143,730	11,416	9.4	$1,027,530	27,408	9.4	$2,466,540
Expected to vest as of 06/30/2010	787.83	32,654	9.0	2,831,880	10,141	8.0	$324,180	22,366	9.4	$2,012,940
Vested and Exercisable as of June 30, 2010	$903.26	4,883	7.1	$362,100	—	—	—	—	—	—

The following table summarizes non-vested stock option activity for the year ended June 30, 2010.

		Time	Performance	Market
	Weighted Average Grant Date FV	Number of Shares	Number of Shares	Number of Shares
Nonvested as of June 30, 2009	$297.33	19,455	17,155	24,648
Granted	136.11	34,277	11,605	27,873
Vested	426.01	(1,700)	—	—
Forfeited	210.58	(3,796)	(2,522)	(2,801)
Exchanged	291.02	(17,079)	(14,822)	(22,312)
Nonvested as of June 30, 2010	$140.40	31,157	11,416	27,408

Restricted Stock Units

The Company may grant restricted stock units (RSUs) to employees for recognition and retention purposes. RSUs principally vest in one-fifth increments over a five-year period. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a ratable basis over the substantive vesting period. The fair value of RSUs is determined based on the number of shares granted and the fair value of the Company’s common stock on the date of grant.

The following table summarizes non-vested RSU activity for the year ended June 30, 2010.

(share units)	RSUs units	Weighted-average grant-date fair value
Nonvested RSUs at June 30, 2009	2,000	$750.00
Granted	1,000	750.00
Vested	(400)	750.00
Foreited	—	—

Nonvested RSUs at June 30, 2010	2,600	$750.00

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

As of June 30, 2010, $1.1 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 2.5 years. The weighted-average grant-date fair value of RSUs in 2010 and 2009 was $0.8 million and $1.5 million, respectively. The fair value of RSUs and restricted stock vested in 2010 and 2009 was $0.3 million and $0.0 million, respectively.

14. COMMITMENTS AND CONTINGENT LIABILITIES

The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2010 are:

(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Minimum rental payments	$15.2	$14.2	$9.2	$4.2	$3.5	$9.9	$56.2

Rental expense relating to operating leases was approximately $20.0 million, $15.5 million and $16.3 million for the fiscal years ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively. Sublease rental income was not material for any period presented herein.

Other Matters

The Company, along with several pharmaceutical companies, is named as a defendant in one hundred forty-two civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including making a determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

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

15. SEGMENT INFORMATION

The Company conducts its business within the following four segments: Development and Clinical Services, Oral Technologies, Sterile Technologies and Packaging Services. The Company evaluates the performance of its segments based on segment earnings before noncontrolling interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”). EBITDA is defined as consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense, noncontrolling interest and depreciation and amortization. The Company’s presentation of Segment EBITDA and EBITDA may not be comparable to similarly-titled measures used by other companies.

During the first quarter of fiscal 2010, the Company introduced the formation of a new segment: Development and Clinical Services. The Development and Clinical Services segment provides services to pharmaceutical and biotechnology companies and others that conduct drug and biotechnology R&D. This new segment resulted in new reporting segments as determined in accordance with ASC 280 - Segment Reporting, and the Company’s future reporting unit structure, as determined by ASC 350.

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

The following tables include net revenue and EBITDA during the fiscal year ended June 30, 2010, June 30, 2009 and June 30, 2008:

(in millions)	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008
Oral Technologies
Net revenue	$1,019.4	$956.7	$1,039.0
Segment EBITDA	254.5	214.8	229.4
Sterile Technologies
Net revenue	218.9	213.7	220.5
Segment EBITDA	26.8	25.3	33.4
Packaging Services
Net revenue	349.6	362.9	421.5
Segment EBITDA	27.3	15.7	40.8
Development and Clinical Services
Net revenue	160.0	155.4	184.9
Segment EBITDA	27.2	13.7	28.4

Inter-segment revenue elimination	(45.3)	(49.2)	(48.2)
Unallocated Costs(1)	(311.8)	(206.6)	(510.1)

Combined Total
Net revenue	1,702.6	1,639.5	1,817.7
EBITDA from continuing operations	$24.0	$62.9	$(178.1)

(1)	Unallocated costs include special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008
Impairment charges and (gain)/loss on sale of assets	$(248.6)	$(195.2)	$(316.6)
Equity compensation	(2.6)	0.3	(8.2)
Restructuring and other special items	(38.6)	(24.9)	(23.7)
Sponsor advisory fee	(10.0)	(10.0)	(10.0)
Noncontrolling interest	(2.6)	0.6	(3.5)
Other income (expense), net	5.5	14.5	(144.6)
Non-allocated corporate costs, net	(14.9)	8.1	(3.5)

Total unallocated costs	$(311.8)	$(206.6)	$(510.1)

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA:

(in millions)	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009	Fiscal Year Ended June 30, 2008
Earnings/(loss) from continuing operations	$(282.2)	$(273.5)	$(452.0)
Depreciation and amortization	126.4	137.4	158.3
Interest expense, net	160.8	181.6	201.2
Income tax benefit/(expense)	21.6	16.8	(82.1)
Noncontrolling interest	(2.6)	0.6	(3.5)

EBITDA	$24.0	$62.9	$(178.1)

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial Statements:

Assets

(in millions)	June 30, 2010	June 30, 2009
Oral Technologies	$2,177.4	$2,206.1
Sterile Technologies	216.2	429.1
Packaging Services	449.6	537.8
Development and Clinical Services	314.0	139.6
Corporate and eliminations	(429.8)	(199.0)
Assets held for sale	—	18.2

Total assets	$2,727.4	$3,131.8

The following tables include depreciation and amortization expense and capital expenditures for the fiscal years ended June 30, 2010, June 30, 2009 and June 30, 2008 for each segment, as well as reconciling items necessary to total the amounts reported in the financial statements:

Depreciation and Amortization Expense

(in millions)	Fiscal Year Ended 2010	Fiscal Year Ended 2009	Fiscal Year Ended 2008
Oral Technologies	$76.9	$80.0	$84.2
Sterile Technologies	17.9	20.8	21.4
Packaging Services	14.2	19.5	31.1
Development and Clinical Services	8.1	9.9	12.3
Corporate	9.3	7.2	9.3

Total depreciation and amortization expense	$126.4	$137.4	$158.3

Capital Expenditures

(in millions)	Fiscal Year Ended 2010	Fiscal Year Ended 2009	Fiscal Year Ended 2008
Oral Technologies	$41.2	$38.9	$42.4
Sterile Technologies	11.5	16.8	14.1
Packaging Services	18.0	19.7	15.1
Development and Clinical Services	4.6	5.0	8.0
Corporate	4.0	3.3	4.8

Total capital expenditures	$79.3	$83.7	$84.4

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

The following table presents revenue and long-lived assets by geographic area:

	Net Revenue			Long-Lived Assets(1)
(in millions)	Fiscal Year Ended 2010	Fiscal Year Ended 2009	Fiscal Year Ended 2008	As of June 30, 2010	As of June 30, 2009
United States	$621.7	$631.7	$681.2	$745.2	$1,000.3
Europe	852.5	804.3	927.8	888.2	1,039.9
International other	252.2	225.8	226.8	264.3	249.4
Eliminations	(23.8)	(22.3)	(18.1)	—	—

Total	$1,702.6	$1,639.5	$1,817.7	$1,897.7	$2,289.6

(1)	Long-lived assets include property and equipment, net of accumulated depreciation; intangible assets, net of accumulated amortization; and goodwill.

16. SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at June 30, 2010 and June 30, 2009 are detailed in the following tables:

Inventories

Work-in-process and finished goods inventories include raw materials, labor and overhead. Total inventories consisted of the following at June 30:

(in millions)	June 30, 2010	June 30, 2009
Raw materials and supplies	$82.1	$105.3
Work-in-process	27.3	23.9
Finished goods	52.1	72.5

Total inventory, gross	161.5	201.7
Inventory reserves	(18.6)	(19.7)

Total inventory, net	$142.9	$182.0

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Prepaid and other assets

Prepaid and other assets consist of the following at June 30:

(in millions)	June 30, 2010	June 30, 2009
Prepaid expenses	$19.1	$18.2
Spare parts	12.3	12.1
Deferred taxes	17.5	15.7
Other current assets	46.0	43.5

Total prepaid and other assets	$94.9	$89.5

Property and Equipment

Property and equipment consist of the following at June 30:

(in millions)	June 30, 2010	June 30, 2009
Land, buildings and improvements	$407.7	$403.9
Machinery and equipment	507.4	536.4
Furniture and fixtures	9.5	10.0
Construction in progress	69.7	56.8

Property and equipment, at cost	994.3	1,007.1
Accumulated depreciation	(244.7)	(196.7)

Property and equipment, net	$749.6	$810.4

Other Assets

Other assets consist of the following at June 30:

(in millions)	June 30, 2010	June 30, 2009
Deferred debt financing costs	34.3	42.4
Other	7.5	9.4

Total other assets	$41.8	$351.8

Other Accrued Liabilities

Other accrued liabilities consist of the following at June 30:

(in millions)	June 30, 2010	June 30, 2009
Accrued employee-related expenses	$72.8	$64.8
Restructuring accrual.	15.6	4.8
Deferred income taxes	0.3	16.2
Accrued interest	17.8	19.0
Interest rate swaps	24.0	24.5
Deferred revenue and fees	19.6	7.6
Accrued income tax	30.1	4.8
Other accrued liabilities and expenses	43.8	47.4

Total other accrued liabilities	$224.0	$189.1

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Allowance for Doubtful Accounts

Trade receivables allowance for Doubtful Accounts activity as follows at June 30:

(in millions)	June 30, 2010	June 30, 2009	June 30, 2008
Trade receivables allowance for doubtful accounts
Beginning balance	$3.5	$5.8	$6.6
Charged to costs and expenses	1.5	1.0	2.7
Deductions	(1.0)	(3.3)	(3.5)

Ending balance	$4.0	$3.5	$5.8

Inventory Reserve

Inventories reserve activity as follows at June 30:

(in millions)	June 30, 2010	June 30, 2009	June 30, 2008
Inventory reserve
Beginning balance	$19.7	$17.8	$16.6
Charged to costs and expenses	15.5	13.2	14.0
Deductions	(16.6)	(11.3)	(12.8)

Ending balance	$18.6	$19.7	$17.8

17. SUBSEQUENT EVENTS

Effective July 1, 2010 the Oral Technologies business unit group president stepped down. Concurrent with that event, the Company named two new presidents within the Oral Technology business unit. The Company is evaluating the future impact of this change on its consolidated financial statement disclosure requirements for fiscal 2011, if any.

In the preparation of its consolidated financial statements, the Company completed an evaluation of the impact of any subsequent events and determined there were no subsequent events requiring disclosure in or adjustment to these financial statements, other than disclosed directly above.

18. GUARANTOR AND NON GUARANTOR FINANCIAL STATEMENTS

All obligations under the senior secured credit agreement, the Senior Toggle Notes and the €225 million 9  3/4% Euro-denominated Senior Subordinated Notes due 2017 (the “Senior Subordinate Notes”) are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.

The following condensed financial information presents the Company’s Consolidating Balance Sheet as of June 30, 2010 and as of June 30, 2009 and the Consolidating Statements of Operations for fiscal years ended June 30, 2010, June 30, 2009 and June 30, 2008 and Cash Flows for the fiscal years ended June 30, 2010, June 30, 2009 and June 30, 2008 for: (a) Catalent Pharma Solutions, Inc. (“Issuer” and/or “Parent”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Year Ended June 30, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	621.7	$1,104.1	$(23.2)	$1,702.6
Cost of products sold	—	409.0	839.8	(23.2)	1,225.6

Gross margin	—	212.7	264.3	—	477.0
Selling, general and administrative expenses	2.6	185.7	118.9	—	307.2
Impairment charges and (gain)/loss on sale of assets	20.0	209.8	18.8	—	248.6
Restructuring and other	—	12.9	13.6	—	26.5

Operating earnings, income/(loss)	(22.6)	(195.7)	113.0	—	(105.3)
Interest expense, net	157.0	0.3	3.5	—	160.8
Other (income)/expense, net	101.7	(136.3)	(192.9)	222.0	(5.5)

Earnings/(loss) from continuing operations before income taxes	(281.3)	(59.7)	302.4	(222.0)	(260.6)
Income tax (benefit)/expense	8.3	7.4	5.9	—	21.6

Earnings/(loss) from continuing operations	(289.6)	(67.1)	296.5	(222.0)	(282.2)
Loss from discontinued operations	—	(5.0)	0.2	—	(4.8)

Net earnings/(loss)	(289.6)	(72.1)	296.7	(222.0)	(287.0)
Less: Net earnings/(loss) attributable to noncontrolling interest	—	—	2.6	—	2.6

Net earnings/(loss) attributable to Catalent	$(289.6)	$(72.1)	$294.1	$(222.0)	$(289.6)

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Year Ended June 30, 2009

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$631.7	$1,029.4	$(21.6)	$1,639.5
Cost of products sold	—	442.0	813.9	(21.6)	1,234.3

Gross margin	—	189.7	215.5	—	405.2
Selling, general and administrative expenses	(0.3)	164.3	115.4	—	279.4
Impairment charges and (gain)/loss on sale of assets	(4.1)	162.1	37.2	—	195.2
Restructuring and other	—	16.5	3.7	—	20.2

Operating earnings, income/(loss)	4.4	(153.2)	59.2	—	(89.6)
Interest expense, net	179.7	0.4	1.5	—	181.6
Other (income)/expense, net	121.4	(31.2)	80.0	(184.7)	(14.5)

Earnings/(loss) from continuing operations before income taxes	(296.7)	(122.4)	(22.3)	184.7	(256.7)
Income tax (benefit)/expense	11.4	(1.1)	6.5	—	16.8

Earnings/(loss) from continuing operations	(308.1)	(121.3)	(28.8)	184.7	(273.5)
Loss from discontinued operations	—	(30.7)	(4.5)	—	(35.2)

Net earnings/(loss)	(308.1)	(152.0)	(33.3)	184.7	(308.7)
Net earnings/(loss) attributable to noncontrolling interest	—	—	(0.6)	—	(0.6)

Net earnings/(loss) attributable to Catalent	$(308.1)	$(152.0)	$(32.7)	$184.7	$(308.1)

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Year Ended June 30, 2008

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$681.2	$1,154.3	$(17.8)	$1,817.7
Cost of products sold	—	487.1	890.8	(17.8)	1,360.1

Gross margin	—	194.1	263.5	—	457.6
Selling, general and administrative expenses	—	179.1	126.5	—	305.6
Impairment charges and (gain)/loss on sale of assets	—	122.2	194.4	—	316.6
Restructuring and other	—	20.8	2.9	—	23.7

Operating earnings, income/(loss)	—	(128.0)	(60.3)	—	(188.3)
Interest expense, net	196.6	(0.2)	4.8	—	201.2
Other (income)/expense, net	419.1	(32.2)	68.4	(310.7)	144.6

Earnings/(loss) from continuing operations before income taxes	(615.7)	(95.6)	(133.5)	310.7	(534.1)
Income tax (benefit)/expense	(76.0)	(0.8)	(5.3)	—	(82.1)

Earnings/(loss) from continuing operations	(539.7)	(94.8)	(128.2)	310.7	(452.0)
Loss from discontinued operations	—	(56.6)	(27.6)	—	(84.2)

Net earnings/(loss)	(539.7)	(151.4)	(155.8)	310.7	(536.2)
Net earnings/(loss) attributable to noncontrolling interest	—	—	3.5	—	3.5

Net earnings/(loss) attributable to Catalent	$(539.7)	$(151.4)	$(159.3)	$310.7	$(539.7)

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$17.7	$31.7	$114.6	$—	$164.0
Trade receivables, net	—	72.4	175.4	—	247.8
Intercompany receivables	—	247.8	644.1	(891.9)	—
Inventories, net	—	35.0	107.9	—	142.9
Prepaid expenses and other	4.7	43.1	47.1	—	94.9
Assets held for sale	—	—	—	—	—

Total current assets	22.4	430.0	1,089.1	(891.9)	649.6
Property and equipment, net	—	334.8	414.8	—	749.6
Goodwill, net	—	308.0	540.9	—	848.9
Other intangibles, net	—	103.3	195.9	—	299.2
Investment in subsidiaries	2,799.1	—	—	(2,797.4)	1.7
Inter-company loan receivable	—	—	—	—	—
Deferred income taxes	(7.3)	112.9	32.7	—	138.3
Other assets	36.0	4.2	1.5	(1.6)	40.1

Total assets	$2,850.2	$1,293.2	$2,274.9	$(3,690.9)	$2,727.4

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$13.9	$6.2	$10.1	$—	$30.2
Accounts payable	—	25.0	102.8	—	127.8
Intercompany accounts payable	682.1	—	—	(682.1)	—
Other accrued liabilities	42.9	89.3	91.8	—	224.0
Liabilities held for sale	—	—	—	—	—

Total current liabilities	738.9	120.5	204.7	(682.1)	382.0
Long-term obligations, less current portion	2,220.8	1.4	17.6	—	2,239.8
Intercompany long-term debt	34.3	58.5	116.9	(209.7)	—
Pension liability	—	20.8	79.8	—	100.6
Deferred income taxes	(21.4)	155.3	64.8	—	198.7
Other liabilities	30.8	16.8	22.2	—	69.8
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,074.2	—	—	—	1,074.2
Shareholder’s equity	—	928.6	1,870.5	(2,799.1)	—
Accumulated deficit	(1,287.7)	—	—	—	(1,287.7)
Accumulated other comprehensive income/(loss)	60.3	(8.7)	(100.1)	—	(48.5)

Total shareholder’s equity	(153.2)	919.9	1,770.4	(2,799.1)	(262.0)

Noncontrolling interest	—	—	(1.5)	—	(1.5)

Total equity	(153.2)	919.9	1,768.9	(2,799.1)	(263.5)

Total liabilities and shareholder’s equity	$2,850.2	$1,293.2	$2,274.9	$(3,690.9)	$2,727.4

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2009

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$—	$4.3	$59.6	$—	$63.9
Trade receivables, net	—	73.6	178.8	—	252.4
Intercompany receivables	—	52.7	208.6	(261.3)	—
Inventories, net	—	50.1	131.9	—	182.0
Prepaid expenses and other	8.5	29.1	51.9	—	89.5
Assets held for sale	—	18.2	—	—	18.2

Total current assets	8.5	228.0	630.8	(261.3)	606.0
Property and equipment, net	—	356.1	454.3	—	810.4
Goodwill, net	—	480.4	602.3	—	1,082.7
Other intangibles, net	—	160.9	235.6	—	396.5
Investment in subsidiaries	2,577.2	—	—	(2,575.2)	2.0
Intercompany long-term receivable	—	0.7	7.2	(7.9)	—
Deferred income taxes	96.6	49.0	38.8	—	184.4
Other assets	44.5	5.7	1.7	(2.1)	49.8

Total assets	$2,726.8	$1,280.8	$1,970.7	$(2,846.5)	$3,131.8

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$55.2	$1.6	$7.4	$—	$64.2
Accounts payable	—	32.8	94.2	—	127.0
Intercompany accounts payable	224.0	—	—	(224.0)	—
Other accrued liabilities	42.9	80.5	65.7	—	189.1
Liabilities held for sale	—	6.2	—	—	6.2

Total current liabilities	322.1	121.1	167.3	(224.0)	386.5
Long-term obligations, less current portion	2,258.0	3.1	22.0	—	2,283.1
Intercompany long-term debt	45.4	—		(45.4)	—
Other liabilities	17.6	163.6	200.5	—	381.7
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,071.0	—	—	—	1,071.0
Shareholder’s equity	—	1,000.7	1,576.4	(2,577.1)	—
Accumulated deficit	(998.1)	—	—	—	(998.1)
Accumulated other comprehensive income/(loss)	10.8	(7.7)	1.4	—	4.5

Total shareholder’s equity	83.7	993.0	1,577.8	(2,577.1)	77.4

Noncontrolling interest	—	—	3.1	—	3.1

Total equity	83.7	993.0	1,580.9	(2,577.1)	80.5

Total liabilities and shareholder’s equity	$2,726.8	$1,280.8	$1,970.7	$(2,846.5)	$3,131.8

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended June 30, 2010

(in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/loss	$(289.6)	$(72.1)	$296.7	$(222.0)	$(287.0)
Loss from discontinued operations	—	(5.0)	0.2	—	(4.8)

Earnings/(loss) from continuing operations	(289.6)	(67.1)	296.5	(222.0)	(282.2)
Adjustments to reconcile earnings/(loss) from continued operations to net cash from operations:
Depreciation and amortization	—	58.6	67.8	—	126.4
Unrealized foreign currency transaction (gains)/ losses, net	1.2	0.5	(30.0)	—	(28.3)
Amortization of debt financing costs	9.6	—	—	—	9.6
Deferral of interest through utilization of PIK	59.4	—	—	—	59.4
Asset impairments and (gain)/loss on sale of assets	20.0	209.8	18.8	—	248.6
Equity compensation	2.6	—	—	—	2.6
Income from subsidiaries	(222.0)	—	—	222.0	—
Provision/(benefit) for deferred income taxes	1.1	5.6	(16.9)	—	(10.2)
Provisions for bad debts and inventory	—	4.3	12.8	—	17.1
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	0.8	(11.3)	—	(10.5)
Decrease/(Increase) in inventories	—	11.2	3.2	—	14.4
Increase/(Decrease) in accounts payable	—	(7.9)	17.9	—	10.0
Other accrued liabilities and operating items, net	65.8	(48.5)	68.1	—	85.4

Net cash provided by/(used in) operating activities from continuing operations	(351.9)	167.3	426.9	—	242.3
Net cash provided by/(used in) operating activities from discontinued operations	—	(8.5)	—	—	(8.5)

Net cash provided by/(used in) operating activities	(351.9)	158.8	426.9	—	233.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	1.0	1.1	—	2.1
Additions to property and equipment	—	(18.5)	(60.8)	—	(79.3)

Net cash used in investing activities from continuing operations	—	(17.5)	(59.7)	—	(77.2)
Net cash used in investing activities from discontinued operations	—	10.5	—	—	10.5

Net cash used in investing activities	—	(7.0)	(59.7)	—	(66.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	502.3	(122.7)	(379.6)	—	—
Net change in short-term borrowings	(0.3)	—	1.4	—	1.1
Repayments of revolver credit facility	(36.0)	—	—	—	(36.0)
Borrowings from revolver credit facility	—	—	—	—	—
Repayments in long-term obligations	(14.1)	(1.6)	(5.0)	—	(20.7)
Payment of noncontrolling interest dividend	—	—	(1.7)	—	(1.7)
Equity (redemption) contribution	0.6	—	—	—	0.6

Net cash (used in)/ provided by financing activities from continuing operations	452.5	(124.3)	(384.9)	—	(56.7)
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	452.5	(124.3)	(384.9)	—	(56.7)

Effect of foreign currency on cash	(83.1)	—	72.8	—	(10.3)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	17.5	27.5	55.1	—	100.1
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	0.2	4.2	59.5	—	63.9

CASH AND EQUIVALENTS AT END OF PERIOD	$17.7	$31.7	$114.6	$—	$164.0

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended June 30, 2009

(in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/loss	$(308.1)	$(152.0)	$(33.3)	$184.7	$(308.7)
Loss from discontinued operations	—	(30.7)	(4.5)	—	(35.2)

Earnings/(loss) from continuing operations	(308.1)	(121.3)	(28.8)	184.7	(273.5)
Adjustments to reconcile earnings/(loss) from continued operations to net cash from operations:
Depreciation and amortization	—	69.9	67.5	—	137.4
Unrealized foreign currency transaction (gains)/ losses, net	(50.4)	0.6	20.2	—	(29.6)
Amortization of debt financing costs	9.6	—	—	—	9.6
Asset impairments and (gain)/loss on sale of assets	(4.1)	162.1	37.2	—	195.2
Equity compensation	(0.3)	—	—	—	(0.3)
Income from subsidiaries	184.7	—	—	(184.7)	—
Provision/(benefit) for deferred income taxes	11.4	(3.0)	(11.6)	—	(3.2)
Provisions for bad debts and inventory	—	5.3	8.9	—	14.2
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	34.0	(3.8)	—	30.2
Decrease/(Increase) in inventories	—	(2.3)	—	—	(2.3)
Increase/(Decrease) in accounts payable	—	(7.5)	7.9	—	0.4
Other accrued liabilities and operating items, net	28.2	(15.3)	(18.6)	—	(5.7)

Net cash provided by/(used in) operating activities from continuing operations	(129.0)	122.5	78.9	—	72.4
Net cash provided by/(used in) operating activities from discontinued operations	—	3.8	—	—	3.8

Net cash provided by/(used in) operating activities	(129.0)	126.3	78.9	—	76.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	—	2.2	—	2.2
Additions to property and equipment	—	(24.2)	(59.5)	—	(83.7)

Net cash used in investing activities from continuing operations	—	(24.2)	(57.3)	—	(81.5)
Net cash used in investing activities from discontinued operations	—	(2.8)	—	—	(2.8)

Net cash used in investing activities	—	(27.0)	(57.3)	—	(84.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	108.8	(105.7)	(3.1)	—	—
Net change in short-term borrowings	(0.3)	—	(1.1)	—	(1.4)
Repayments of revolver credit facility	(68.0)	—	—	—	(68.0)
Borrowings from revolver credit facility	104.0	—	—	—	104.0
Repayments in long-term obligations	(14.2)	(1.5)	(7.1)	—	(22.8)
Payment of noncontrolling interest dividend	—	—	(3.3)	—	(3.3)
Equity (redemption) contribution	(1.3)	—	—	—	(1.3)

Net cash (used in)/ provided by financing activities from continuing operations	129.0	(107.2)	(14.6)	—	7.2
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	129.0	(107.2)	(14.6)	—	7.2

Effect of foreign currency on cash	—	—	(7.6)	—	(7.6)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	—	(7.9)	(0.6)	—	(8.5)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	12.2	60.2	—	72.4

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$4.3	$59.6	$—	$63.9

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(in millions, except shares)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended June 30, 2008

(in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/loss	$(539.7)	$(151.4)	$(155.8)	$310.7	$(536.2)
Loss from discontinued operations	—	(56.6)	(27.6)	—	(84.2)

Earnings/(loss) from continuing operations	(539.7)	(94.8)	(128.2)	310.7	(452.0)
Adjustments to reconcile earnings/(loss) from continued operations to net cash from operations:
Depreciation and amortization	—	95.4	62.9	—	158.3
Unrealized foreign currency transaction (gains)/ losses, net	111.0	—	38.2	—	149.2
Amortization of debt financing costs	8.5	—	—	—	8.5
Asset impairments and (gain)/loss on sale of assets	—	122.2	194.4	—	316.6
Gain on repurchase of long-term debt	(3.8)	—	—	—	(3.8)
Equity compensation	8.2	—	—	—	8.2
Income from subsidiaries	310.7	—	—	(310.7)	—
Provision/(benefit) for deferred income taxes	(76.0)	(0.8)	(27.7)	—	(104.5)
Provisions for bad debts and inventory	—	8.8	12.5	—	21.3
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	8.2	9.0	—	17.2
Decrease/(Increase) in inventories	—	(4.1)	7.9	—	3.8
Increase/(Decrease) in accounts payable	—	11.6	1.3	—	12.9
Other accrued liabilities and operating items, net	(19.8)	(261.0)	237.0	—	(43.8)

Net cash provided by/(used in) operating activities from continuing operations	(200.9)	(114.5)	407.3	—	91.9
Net cash provided by/(used in) operating activities from discontinued operations	—	—	(6.6)	—	(6.6)

Net cash provided by/(used in) operating activities	(200.9)	(114.5)	400.7	—	85.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	0.3	0.4	—	0.7
Additions to property and equipment	—	(31.1)	(53.3)	—	(84.4)

Net cash used in investing activities from continuing operations	—	(30.8)	(52.9)	—	(83.7)
Net cash used in investing activities from discontinued operations	—	(1.4)	(2.3)	—	(3.7)

Net cash used in investing activities	—	(32.2)	(55.2)	—	(87.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	245.1	145.1	(390.2)	—	—
Net change in short-term borrowings	3.4	—	(3.9)	—	(0.5)
Repayments of revolver credit facility	(109.8)	—	—	—	(109.8)
Borrowings from revolver credit facility	95.9	—	—	—	95.9
Repayments in long-term obligations	(29.2)	(1.4)	—	—	(30.6)
Proceeds from long-term obligations	(4.2)	—	37.8	—	33.6
Long-term debt financing costs	(14.8)	—	—	—	(14.8)
Payment of noncontrolling interest dividend	—	—	(8.6)	—	(8.6)
Equity (redemption) contribution	14.5	—	—	—	14.5

Net cash (used in)/ provided by financing activities from continuing operations	200.9	143.7	(364.9)	—	(20.3)
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	200.9	143.7	(364.9)	—	(20.3)

Effect of foreign currency on cash	—	—	12.1	—	12.1

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	—	(3.0)	(7.3)	—	(10.3)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	15.2	67.5	—	82.7

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$12.2	$60.2	$—	$72.4

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Item 9B is not applicable and has been omitted.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of the Registrant

The following table sets forth information about our executive officers and directors including their respective ages as of September 1, 2010:

Name	Age	Position
John R. Chiminski	46	President & Chief Executive Officer and Director
Matthew Walsh	44	Senior Vice President and Chief Financial Officer
Scott Houlton	43	President, Development and Clinical Services
David Heyens	54	President, Oral Technologies - Softgel
Ian Muir	44	President, Oral Technologies - Modified Release Technology
Barry Russell	45	President, Packaging Services and Sterile Technologies
William Downie	43	Senior Vice President, Global Marketing & Sales
Sharon Johnson	46	Senior Vice President, Global Quality and Regulatory Affairs
Samrat S. Khichi	42	Senior Vice President, General Counsel and Secretary
Stephen Leonard	48	Senior Vice President, Global Operations
Kurt Nielsen	43	Senior Vice President, Innovation & Growth and Chief Technology Officer
Roy Satchell	51	Senior Vice President, Information Technology
Harry F. Weininger	59	Senior Vice President, Human Resources
Jonathan Embleton	45	Vice President, Product Ventures
Cornell Stamoran	42	Vice President, Strategy and Corporate Development
Chinh E. Chu	43	Director
Michael Dal Bello	39	Director
Peter Baird	44	Director
Bruce McEvoy	33	Director
Paul Clark	63	Director
James Quella	60	Director
Melvin D. Booth	65	Director
Arthur J. Higgins	54	Director

John R. Chiminski has served as our President & Chief Executive Officer and as a Director since March 17, 2009. Prior to joining the Company, Mr. Chiminski served as the President and Chief Executive Officer of GE Medical Diagnostics, a $1.9 billion division of GE Healthcare and the world leader in diagnostic imaging agents. In his twenty-one year tenure at GE Healthcare, Mr. Chiminski has held senior management positions of increasing responsibility in a number of businesses, culminating in his appointment as President and Chief Executive Officer of GE’s Medial Diagnostics Business. Mr. Chiminski currently serves on the Board of Graham Packaging Company Inc. Mr. Chiminski received a Bachelor of Science from Michigan State University and a Master of Science from Purdue University, both in electrical engineering, as well as a Master of Management degree from the Kellogg School of Management at Northwestern University.

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

Scott Houlton has served as our Group President, Development and Clinical Services since August 2009. Previously, Mr. Houlton was most recently Chief Operating Officer of Aptuit, Inc., responsible for Scientific Operations, Business Process Improvement, Human Resources, Clinical Operations and Capital Development and served as a director for Aptuit Laurus, Inc. Prior to Aptuit, Mr. Houlton held a variety of leadership roles in other companies including Vice President of Clinical Supplies at Quintiles Transnational Corporation. Earlier in his career, he was with Cardinal Health, Inc. where he served as Director of International Business Development. Mr. Houlton holds a B.S. degree in both International Business and Finance from Ohio State University.

David Heyens has served as our President, Softgel Technologies since June 2010 and was Group President, Packaging Services from August 2009 to June 2010. Mr. Heyens joined the Company in 1995 and served as President of the North American softgel business from 2000 to 2006, then as head of the global softgel business from 2006 to 2007. From June 2007 to August 2009,

Mr. Heyens served as our Senior Vice President, Global Sales. Mr. Heyens previously held a variety of sales and marketing leadership roles at Baxter and Procter & Gamble. Mr. Heyens holds a B.S. in business administration and marketing from St. Clair College of Applied Arts and Technologies, Canada.

Ian Muir has served as our President, Modified Release Technologies (MRT) since June 2010. Since joining the Company in 2000, Dr. Muir held a number of positions, most recently the Vice President and General Manager of MRT. Dr. Muir’s previous roles in the Company included Director of Oral Product Development and business leader for the Zydis® fast dissolve technolog. In 2005, he was promoted to Vice President of Technical Operations. Prior to joining the Company, Dr. Muir held roles within product development, technical operations and program management at Bristol-Meyers Squibb, Wyeth Glaxo Smith Kline and Faulding/DBL Pharmaceuticals in the UK, Australia and the US. Dr. Muir is a registered pharmacist in the United Kingdom and holds a doctorate from Nottingham University.

Barry Russell has served as our President, Packaging Services since May 2010 and President of Sterile Technologies since June 2010. Prior to joining the Company, Mr. Russell was the Operating Vice President of Ferro Corporation with global oversight of strategic planning, sales and marketing, business forecasting analysis and acquisitions. Mr. Russell also led Honeywell’s Specialty Materials Division as Group Vice President, General Manager, and had oversight for its Electronic Materials, Performance Chemicals and Specialty Polymers business. Mr. Russell held previous leadership positions in marketing for Matson-CFM and FMC Corporation. Mr. Russell earned his B. S. in chemical engineering from the University of Akron and an MBA from the University of North Carolina.

William Downie has served as Senior Vice President, Global Sales & Marketing since June 2010. Mr. Downie joined Catalent as Group President, Sterile Technologies, and Senior Vice President, Global Sales & Marketing in October 2009. Prior to joining Catalent, Mr. Downie served as Vice President and Global Leader of Molecular Imaging at GE Healthcare. In that role, he led a global organization of 1,800 people and oversaw five manufacturing sites in the United States and Europe. Before that, he held several executive positions in other GE Healthcare units, including Vice President and General Manager, Medical Diagnostics—Europe, Middle East and Africa, and Vice President of Sales for Medical Diagnostics—Europe. Prior to GE Healthcare, Mr. Downie was with Innovex UK Limited (part of Quintiles, Inc.), where he held several positions in operations and sales/marketing. Earlier in his career, he held leadership positions with Sanofi-Synthelabo UK; Sanofi-Winthrop Limited; and Merck & Co., Inc. Mr. Downie holds a Bachelor of Science degree in biochemistry from the University of Edinburgh.

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

Samrat Khichi has served as our Senior Vice President, General Counsel and Secretary since October 2007. Previously, Mr. Khichi was Counsel in the Mergers and Acquisitions and Private Equity Group at O’Melveny & Myers. Prior to O’Melveny & Myers, Mr. Khichi served as a White House Fellow and was also an attorney in the Mergers and Acquisitions practice group of McDermott, Will and Emery and Shearman & Sterling. Mr. Khichi’s military service includes service as an active duty field artillery officer in the U.S. Army, and as a reserve Lieutenant Commander, U.S. Navy. Mr. Khichi was the Deputy Director of the NY/NJ High Intensity Drug Trafficking Area while serving as a member of the NJ Army National Guard. Mr. Khichi holds a B.S. from Georgetown University, and a J.D. cum laude and Order of the Coif from Fordham University School of Law.

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

Kurt Nielsen has serviced as our Chief Technology Officer and Senior Vice President—Innovation and Growth since February 2010. Prior to joining Catalent, Mr. Nielsen was with URLMutual Pharmaceutical Company in Pennsylvania as Executive Vice President—Pharmaceuticals. In his role at URLMutual, Mr. Nielsen devised the strategy and led the execution for activities in the company’s new product portfolio, employing a variety of business arrangements. Prior to that role, he was Vice President of R&D. Before joining URLMutual, Mr. Nielsen held executive positions with TEVA Pharmaceuticals USA; McNeil Consumer Products; Energy Biosystems, Inc.; Bachem Bioscience; and Hercules, Inc., Arco Chemical Company, and Chubb National Foam. He holds a Ph.D. in Chemistry from Villanova University and a B.S. in Chemistry from University of Delaware.

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

Cornell Stamoran has served as our Vice President, Strategy and Corporate Development since November 2007, and as Investor Relations Officer since February 2008. Mr. Stamoran joined the company from Arthur Andersen & Co. in 1992, and has served in a variety of roles with increasing responsibility, including strategic and financial planning, corporate and business development, marketing, financial and SEC reporting, and investor relations. He previously served as Vice President of Strategy & Business Process from September 2005 through November 2007. Mr. Stamoran has a B.S. from the University of Michigan, and holds several professional certifications.

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

Michael Dal Bello has been a director since April 2007. Mr. Dal Bello is a Managing Director of The Blackstone Group, which he joined in 2002, and is actively involved in Blackstone’s healthcare investment activities. Previously Mr. Dal Bello worked at Hellman & Friedman LLC and at Bain & Company. Mr. Dal Bello received an MBA from Harvard Business School in 2002. Mr. Dal Bello currently serves on the boards of directors of Apria Healthcare Group, Alliant, Biomet, Sithe Global, Team Health and Vanguard Health Services.

Peter Baird has been a director since April 2007. Mr. Baird is currently a senior advisor to McKinsey & Company. From November 2006 to August 2008, Mr. Baird was the President of DJO Incorporated, formerly known as ReAble Therapeutics, a portfolio company of Blackstone Capital Partners V. Mr. Baird was previously a partner in the Private Equity and Medical Products practices at McKinsey & Company, which he joined originally in 1998. Mr. Baird is on the Board of Directors of EastPharma Ltd. and is on the Board of Directors of Buildworks Group Limited. Mr. Baird received an MBA from Stanford Business School.

Bruce McEvoy has been a director since April 2007. Mr. McEvoy is a Principal at The Blackstone Group. Before joining Blackstone in 2006, Mr. McEvoy worked as an Associate at General Atlantic from 2002 to 2004, and was a consultant at McKinsey & Company from 1999 to 2002. Mr. McEvoy received an MBA from Harvard Business School in 2006. Mr. McEvoy currently serves on the boards of directors of DJO Incorporated, Performance Food Group, RGIS Inventory Services and Sea World Parks and Entertainment.

Paul Clark has been a director since August 2007. Mr. Clark served as Chief Executive Officer and President from June 1999 and Chairman of the Board from February 2000 until February 2007 of ICOS Corporation, a biotechnology company. Prior to ICOS, Mr. Clark was with Abbott Laboratories from 1984-1998, where he had responsibility for pharmaceuticals and other businesses, retiring from Abbott as Executive Vice President and a Board Member. Mr. Clark is also an Operating Partner and Strategic Advisory Board member of Genstar Capital LLC, and a Director of Agilent Technologies, Talecris Biotherapeutics, Harlan Labs and Amylin Pharmaceuticals, Inc. He is also an Overseer of the Tuck School of Business of Dartmouth College and Director of the Western Golf Association Evans Scholars. Mr. Clark received his B.S. in finance from University of Alabama and his MBA from Dartmouth College, Amos Tuck School.

James Quella has been a director since December 2009. Mr. Quella is a Senior Managing Director and Senior Operating Partner in the Corporate Private Equity group of The Blackstone Group. Mr. Quella is responsible for monitoring the strategy and operational performance of Blackstone portfolio companies and providing direct assistance in the oversight of large investments. He is also a member of the firm’s Private Equity Investment Committee. Prior to joining Blackstone in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners-CSFB Private Equity. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, where he served as a senior consultant to CEOs and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm. Mr. Quella received a BA in International Studies from the University of Chicago/University of Wisconsin-Madison and an MBA with dean’s honors from the University of Chicago. He is also the co-author of Profit Patterns: 30 Ways to Anticipate and Profit from the Strategic Forces Reshaping Your Business. Mr. Quella has been a member of various private equity company boards and currently serves as a Director of Freescale Semiconductor, Michaels Stores, Inc., and Vanguard Health Systems.

Melvin D. Booth has been a director since July 2010. Most recently, Mr. Booth served as President and Chief Operating Officer of Medimmune, Inc. from 1998 through his retirement in 2003, and as a Director from 1998 through 2005. Prior to that, Mr. Booth was President, Chief Operating Officer and Director of Human Genome Sciences, Inc. from 1995 to 1998. Mr. Booth also served in a variety of senior leadership positions for Syntex Inc., including leading both Syntex Laboratories, Inc. and Syntex Pharmaceuticals Pacific. Mr. Booth also served as Lead Director for Millipore Corporation until its recent acquisition by Merck KGaA, and currently serves on the Board of Ventria BioScience, as Chairman of the Board for PRA International, Inc., and as a strategic advisor in life sciences for Genstar Capital. Mr. Booth holds an undergraduate degree and an honorary Ph.D. in Science from the Northwest Missouri State University, and is a certified public accountant.

Arthur J. Higgins has been a director since August 2010. Mr. Higgins previously served as Chairman of the Bayer HealthCare Executive Committee from 2004 to 2010, and as Chairman of the Board of Management of Bayer HealthCare AG from 2006 to 2010. Mr. Higgins started his career in 1978 with Bristol-Myers. He subsequently worked for Sandoz (1979 to 1984) and Fisons (1984 to 1987) before moving to Abbott Laboratories in the USA (1987 to 2001), where he held positions of increasing responsibility in the international and domestic divisions. He was appointed President of Abbott’s Pharmaceutical Products Division from 1998 to 2001. In 2001, Mr. Higgins joined Enzon Pharmaceuticals as Chairman and Chief Executive Officer. Mr. Higgins currently serves on the Board of Zimmer, Inc., Eco Labs, and Resverlogix Corp, and is a member of Blackstone Healthcare Partners. Mr. Higgins holds a B.S. degree in biochemistry from Strathclyde University in Glasgow, Scotland.

Our executive officers are appointed by, and serve at the discretion of, our board of directors. Our directors serve until their successor is duly elected and qualified, or until their resignation or removal. There are no family relationships between our directors and executive officers.

Board Composition

As a privately-held company with no securities listed on a national securities exchange, we are not required to have independent directors on our board of directors or any committees of the board of directors. Accordingly, we have not made any determinations of independence with respect to any of our outside directors.

Director Qualifications

By virtue of its controlling interest in BHP PTS Holdings L.L.C. and BHP PTS Holdings L.L.C.’s ownership of all the outstanding membership interests of our indirect parent company, Phoenix Charter LLC, Blackstone controls us and is entitled to elect all of our directors.

When considering whether our directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the board of directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the board of directors focused primarily on the information discussed in each of the Board members’ or nominees’ biographical information set forth on pages 96-98. Each of the Company’s directors possesses high ethical standards, acts with integrity and exercises careful, mature judgment. Each is committed to employing their skills and abilities to aid the long-term interests of the stakeholders of the Company. In addition, our directors are knowledgeable and experienced in one or more business or civic endeavors, which further qualify them for service as members of our board of directors. Each of Messrs. Chu, Dal Bello, McEvoy and Quella possesses experience in owning and managing privately held enterprises and are familiar with corporate finance and strategic business planning activities that are unique to highly-leveraged companies like us. Finally, many of our directors possess substantial expertise in advising and managing companies in various segments of the healthcare industry. In particular, Mr. Chu is experienced in management, having been involved in numerous Blackstone investments, including investments in the healthcare industry, such as the Stiefel Laboratories investment and the ReAble Therapeutics’ acquisition of DJ Orthopedics. Mr. Dal Bello is familiar with the healthcare industry, serving as a director of Vanguard Health Systems, Team Health and Apria Healthcare Group. Mr. McEvoy has experience in the healthcare industry, serving as a director of DJO Incorporated, formerly known as ReAble Therapeutics. Mr. Quella is also familiar with the healthcare industry, serving as a director of Vanguard Health Systems. With respect to Mr. Clark, the board of directors considered his experience in management and his extensive knowledge of the biotechnology and pharmaceutical industries, having served as the Chief Executive Officer and President of ICOS Corporation, a biotechnology company and as a former Executive Vice President and director of Abbott Laboratories. With regards to Mr. Baird, our board of directors considered his significant experience in advising and managing companies in the healthcare industry, having served as the President of DJO Incorporated and as a partner in the Private Equity and Medical Products practices at McKinsey & Company. With respect to Mr. Booth, the board of directors considered his accounting expertise as a certified public accountant and his extensive experience in the biopharmaceutical industry, having served as the President and Chief Operating Officer, and as a director, of Medimmune, Inc. With respect to Mr. Higgins, the board of directors considered his experience in managing and advising companies in the pharmaceutical industry, having served as the Chairman of the Bayer HealthCare Executive Committee and as Chairman of the Board of Management of Bayer HealthCare AG. Finally, with regards to Mr. Chiminiski, our board of directors considered his significant experience in the healthcare industry gained through his twenty-one year tenure at GE Healthcare and his service as our President & Chief Executive Officer with responsibility for the day-to-day oversight of the Company’s business operations.

Committees of the Board

Our board of directors has an audit committee, an executive committee and a compensation committee. Our board of directors may also establish from time to time any other committees that it deems necessary and advisable.

Audit Committee

Our audit committee comprises Michael Dal Bello, Bruce McEvoy, Paul Clark and Melvin D. Booth. Mr. Dal Bello is the Chairman of the Audit Committee. The audit committee is responsible for assisting our board of directors with its oversight responsibilities regarding: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm’s qualifications and independence; and (iv) the performance of our internal audit function and independent registered public accounting firm.

While our board of directors has not designated any of its members as an audit committee financial expert, we believe that each of the current board members is fully qualified to address any accounting, financial reporting or audit issues that may come before it.

Executive Committee

Our executive committee comprises Chinh E. Chu and Michael Dal Bello. The primary purpose of the executive committee is to act, when necessary, in place of our full board of directors and to manage the affairs of the Company in the intervals between meetings of the board of directors. The executive committee is authorized to exercise all the powers of the board of directors that are permitted by law to be exercised by a committee of the board of directors, including the powers to declare a dividend, to authorize the issuance of stock and to adopt a certificate of ownership and merger pursuant to Section 253 of the General Corporation Law of Delaware.

Compensation Committee Interlocks and Insider Participation

Our compensation committee comprises Chinh E. Chu, Peter Baird and Bruce McEvoy. Mr. Baird is the Chairman of the Compensation Committee. The Compensation Committee is responsible for determining, reviewing, approving and overseeing our executive compensation program.

No member of the Compensation Committee was at any time during fiscal 2010, or at any other time, one of our officers or employees. Mr. Chu is a Senior Managing Director in the Corporate Private Equity group of The Blackstone Group and Mr. McEvoy is a Principal at The Blackstone Group. We are parties to certain transactions with The Blackstone Group described in the “Certain Relationships and Related Transactions” section below. None of our executive officers has served as a director or member of the Compensation Committee, or other committee serving an equivalent function, of any entity, whose executive officers served as a director of our company or member of our Compensation Committee.

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

DIRECTOR COMPENSATION

The following table provides summary information concerning the compensation of the members of our board of directors during fiscal 2010. The compensation paid to Mr. Chiminski, who became a member of our board of directors on March 17, 2009 and is our President and Chief Executive Officer, is presented in the Summary Compensation Table and the related explanatory tables. Our President and Chief Executive Officer is generally not entitled to receive additional compensation for his services as a director.

Name	Fees Earned or Paid in Cash($)	Options Awards ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)
Current Directors
Peter Baird (1)	125,000			—	125,000
Paul Clark (1)	125,000				125,000
Bruce McEvoy (6)	—			—	—
James Quella (6)
Chinh Chu (6)	—	—	—	—	—
Michael Dal Bello (6)	—	—	—	—	—
Arthur Higgins (7)	—	—	—	—	—
Melvin Booth (7)	—	—	—	—	—
Former Directors
Aleksandar Erdeljan (2)	—	102,143	126,066	200,000	428,209
George Fotiades (2)	—	223,954	33,909	273,427	531,290

(1)	Amounts reported in column (b) reflect annual retainer fees.
(2)	Messrs. Fotiades and Erdeljan resigned from our board of directors effective February 10, 2010 and February 11, 2010, respectively.
(3)	As of June 30, 2010, Messrs. Baird and Clark each held 250 unexercised PTS Holdings Corp. options and Mr. Fotiades held 2,795 unexercised PTS Holdings Corp. options. In addition, as of June 30, 2010, Mr. Erdeljan held profits interests in BHP PTS Holdings L.L.C. in the form of 1,450 Class C-1 units, 1,125 Class C-2 units, 1,125 Class C-3 units and 800 Class B-1 units. Amounts reported for Messrs. Erdeljan and Fotiades reflect the incremental fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”) in connection with their election to participate in the exchange offer made to Mr. Fotiades in connection with his then-existing unvested options and to Mr. Erdeljan with respect to his then-existing unvested profits interests in BHP PTS Holdings, L.L.C. The terms of the exchange offer made to each former director are described in more detail under “Description of Director Compensation” below. For a discussion of the assumptions and methodologies used to calculate the amounts reported in fiscal 2010, please see the discussion contained in Note 13 to our Consolidated Financial Statements for the period ended June 30, 2010, included as part of this Annual Report on Form 10-K.
(4)	Messrs. Erdeljan and Fotiades are participants in our Catalent Pharma Solutions, LLC Pension Plan and Supplemental Benefit Plan for Key Employees of R.P. Scherer Corporation. The amounts reported represent the change in the actuarial present value of the accumulated benefits for fiscal 2010.
(5)

The amount reported in column (e) for Mr. Erdeljan was earned during fiscal 2010 pursuant to Mr. Erdeljan’s consulting agreement with PTS Holdings Corp. and his separation agreement with PTS Holdings Corp. and BHP PTS Holdings, L.L.C. described below. The amount reported in column (e) for Mr. Fotiades was earned during fiscal 2010 and represents payments pursuant to Mr. Fotiades’s employment agreement with PTS Holdings Corp. ($161,539), his separation agreement with PTS Holdings Corp. ($76,932), a consulting agreement he entered into with us following his termination of employment for services through June 30, 2010 ($33,811), and company contributions under Catalent’s 401(k) Plan ($1,154). Amounts for Mr. Fotiades do not reflect a company contribution to his non-qualified deferred compensation plan balance of $5,790. This contribution represents a correction made as a result of a review of our 2007 and 2008 non-qualified deferred compensation plan contributions (and any earnings with respect to contributions) that determined that certain participants received either an underfunding or overfunding with regard to their respective company contributions.

(6)	Messrs. Chu, Dal Bello, McEvoy and Quella are employees of The Blackstone Group and do not receive any compensation from us for their services on our board of directors.
(7)	On July 15, 2010, our board of directors filled the vacancies on our board of directors created by the resignations of Messrs. Fotiades and Erdeljan by appointing Messrs. Booth and Higgins as directors. Mr. Booth’s appointment was effective immediately and Mr. Higgins’s appointment became effective August 1, 2010. As the directors were appointed after the end of fiscal 2010, neither director received any compensation from us during fiscal 2010. A description of the compensation arrangements for Messrs. Booth and Higgins is set forth under the “Description of Current Director Compensation” below.

Description of Current Director Compensation

This section contains a description of the material terms of our compensation arrangements for Messrs. Baird, Clark, Higgins and Booth. As noted above, Messrs. Chu, Dal Bello, McEvoy and Quella are employees of The Blackstone Group and do not receive any compensation from us for their services on our board of directors. Messrs. Higgins and Booth did not receive any compensation from us during fiscal 2010. See below for a description of Messrs. Higgins and Booth compensation arrangements. All of our directors, including Messrs. Chu, Dal Bello, McEvoy and Quella, are reimbursed for the out-of-pocket expenses they incur in connection with their service as directors.

Messrs. Baird and Clark. In July 2007, we approved an annual retainer of $125,000 for each of Messrs. Baird and Clark starting in fiscal 2008. Messrs. Baird and Clark were each also granted an option to purchase 250 shares of common stock of PTS Holdings Corp. under the 2007 PTS Holdings Corp. Stock Incentive Plan as part of their compensation. On September 8, 2010, Mr. Clark was granted an option to purchase an additional 362 shares of common stock of PTS Holdings Corp. 100% of Messrs. Baird’s and Clark’s options are time options, and they will ordinarily become vested and exercisable in five substantially equal installments on each of the first five anniversaries of the grant date, subject to their continued provision of services. Messrs. Baird’s and Clark’s options will also become fully vested upon a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and the portion of their options that would otherwise have vested within 12 months following a termination of service without cause or due to death or disability will become vested in connection with such a termination of service. Other than the vesting terms described in this paragraph, the other terms of Messrs. Baird’s and Clark’s options are generally the same as described below for the Named Officers (other than Mr. Chiminski) under the heading “Description of Equity-Based Awards.”

Messrs. Higgins and Booth. In July 2010, we approved an annual retainer of $125,000 for each of Messrs. Higgins and Booth starting in fiscal 2011. Messrs. Higgins and Booth were granted an option to purchase 725 shares of common stock of PTS Holdings Corp. on September 8, 2010 under the 2007 PTS Holdings Corp. Stock Incentive Plan as part of their compensation. 100% of Messrs. Higgins’s and Booth’s options are time options, and they will ordinarily become vested and exercisable in five substantially equal installments on each of the first five anniversaries of the grant date, subject to their continued provision of services. Messrs. Higgins’s and Booth’s options will also become fully vested upon a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and the portion of their options that would otherwise have vested within 12 months following a termination of service without cause or due to death or disability will become vested in connection with such a termination of service. Other than the vesting terms described in this paragraph, the other terms of Messrs. Higgins’s and Booth’s options are generally the same as described below for the Named Officers (other than Mr. Chiminski) under the heading “Description of Equity-Based Awards.” Mr. Higgins purchased 3,000 shares of common stock of PTS Holdings Corp. at a purchase price of $850 per share on September 13, 2010.

Description of Former Director Compensation

Mr. Fotiades

Option Exchange

In fiscal 2010, Mr. Fotiades elected to participate in an exchange offer made to him to exchange 5,200 of his then-existing unvested options for 3,700 new options that do not have performance -based vesting requirements and are divided into two tranches instead of three, with a new five-year time-based vesting schedule pursuant to which 20% of the options of the time-based options would vest on each of the first five anniversaries of the date of grant, subject to continued employment, and new exit-event based vesting requirements as follows:

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

However, subject to continued employment through the applicable vesting date, in the event that the 2.75 multiple hurdle or the 20% internal rate of return hurdle is not met, but the 2.0 multiple hurdle or the 15% internal rate of return hurdle is met, the first tier of exit event-vesting options will vest based on straight line interpolation between the two points. Mr. Fotiades retained 400 time-based options that were vested as of the date of this exchange.

The exchange was completed on October 23, 2009.

Separation Agreement

Effective February 10, 2010, Mr. Fotiades ceased serving as Chairman and a director of our board of directors and of the Board of Directors of PTS Holdings Corp. In addition, effective April 9, 2010, Mr. Fotiades ceased to be an officer or employee of ours.

Based on the terms of Mr. Fotiades’ employment agreement, he was entitled to certain termination payments and benefits based upon his termination by us without cause, including (1) a cash payment equal to the sum of his then current base salary and his target annual bonus ($400,000) and (2) continued participation in our group health plans for up to one year. The cash payment in respect of Mr. Fotiades’ base salary and target annual bonus will be paid in equal monthly installments over a one-year period.

Pursuant to the terms of his separation agreement, Mr. Fotiades will continue to hold 2,100 shares of common stock of PTS Holdings Corp. that he previously purchased subject to the terms and conditions of the Management Equity Subscription Agreement, dated as of May 7, 2007.

With respect to the time options Mr. Fotiades held as of his separation date, he will have until May 7, 2017 to exercise all or a portion of the 400 time options under his 2007 option agreement that were vested on the separation date and until October 23, 2019 to exercise all or any portion of the 145 time options under his 2009 option agreement that became vested on the separation date. His remaining vested and unvested time options (1,705 options) were forfeited as of the separation date.

Mr. Fotiades has the opportunity to become vested in the 2,250 exit options under his 2009 option agreement that otherwise may vest within 12 months following the separation date, but only to the extent the applicable exit goals have been attained.

Under the terms of his employment agreement, Mr. Fotiades was required to enter into a binding general release of claims as a condition to receiving any cash severance payment and the continued payment of such amounts is contingent on his compliance with certain restrictive covenants.

Mr. Erdeljan

Unit Exchange

In fiscal 2010, Mr. Erdeljan elected to participate in an exchange offer made to him to exchange 5,200 of his then-existing unvested profits interest units for 3,700 new profits interest units with new vesting terms, which units will participate in distributions once common unitholders receive a return of 75% of their initial capital contributions. The new profits interest units do not have performance-based vesting requirements and are divided into three classes for vesting purposes, instead of five. One of the classes is time-vesting interests and the remaining two classes are divided into two equal tranches of exit-event vesting interests with the same targets that apply to Mr. Fotiades’ new exit-event vesting options. Specifically, Mr. Erdeljan exchanged 1,200 Class B-1 units, 1,333.33 Class B-2 units, 666.67 Class B-3 units, 1,000 Class B-4 units, and 1,000 Class B-5 units in BHP PTS Holdings, L.L.C. for 1,450 Class C-1 units, 1,125 Class C-2 units and 1, 125 Class C-3 units. The Class C-1 units are time vesting units and the Class-2 units and Class C-3 units are exit-event vesting units. Mr. Erdeljan retained 800 Class B-1 time vesting units that were vested as of the date of the exchange.

The exchange was completed on February 1, 2010.

Separation Agreement

Effective February 11, 2010, Mr. Erdeljan ceased serving as a director of our board of directors and of the Board of Directors of PTS Holdings Corp. In addition, effective April 9, 2010, Mr. Erdeljan’s service with PTS Holdings Corp. was terminated by the Company without cause.

Based on the terms of his consulting agreement, Mr. Erdeljan was entitled to receive a payment equal to his annual retainer of $200,000, payable in equal monthly installments over a one-year period.

In addition, pursuant to the terms of his separation agreement, Mr. Erdeljan will continue to hold 5,000 Class A units of BHP PTS Holdings, L.L.C. that he previously purchased, subject to the terms and conditions of the Third Amended and Restated Limited Liability Company Agreement of BHP PTS Holdings, L.L.C., dated as of February 1, 2010 and the Amended and Restated Securityholders Agreement, dated as of September 18, 2007. A portion of Mr. Erdeljan’s vested Class B-1 units and Class C-1 units will remain outstanding following his separation date and BHP PTS Holdings, L.L.C. agrees not to exercise its right to repurchase such units and the remaining of these units that were vested as of the separation date were deemed repurchased by BHP PTS Holdings, L.L.C. on the separation date at a price per unit equal to $0.

The remaining Class C-1 units of BHP PTS Holdings, L.L.C. that are unvested units will not be eligible to become vested units following the separation date. With respect to the unvested Class C-2 units and Class C-3 units, such units will remain eligible to become vested subject to the applicable performance goals being attained, for a 12-month period following the separation date and to the extent they become vested, will be subject to certain repurchase conditions described within the separation agreement.

Under the terms of his consulting agreement, Mr. Erdeljan was required to enter into a binding general release of claims as a condition to receiving his severance payments following his termination of service, and the continued payment of such amounts is contingent on his compliance with certain restrictive covenants.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our President and Chief Executive Officer, our Chief Financial Officer, each of our three other most highly compensated executive officers who served in such capacities at the end of our fiscal year on June 30, 2010, collectively known as the “Named Officers.”

Our executive compensation program is determined and approved by our compensation committee. Our President and Chief Executive Officer provides written assessments of his performance against his specific annual performance goals and objectives to the compensation committee at each quarterly meeting for the committee’s consideration and decision-making. The compensation committee takes into account the Chief Executive Officer’s recommendations regarding the compensatory arrangements for our executive officers other than himself. Our President and Chief Executive Officer provided the final compensation recommendations for our Named Officers to the compensation committee for review and approval. The other Named Officers do not have any role in determining or recommending the form or amount of compensation paid to our Named Officers. Our President and Chief Executive Officer is not a member of the compensation committee.

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

As described in more detail below, the material elements of our executive compensation program for Named Officers include base salary, cash bonus opportunities, a long-term equity incentive opportunity, a deferred compensation opportunity and other retirement benefits. The Named Officers may also receive potential severance payments and other benefits in connection with certain terminations of employment or a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives, as illustrated by the table below.

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

These individual compensation elements are intended to create a total compensation package for each Named Officer that we believe achieves our compensation objectives and provides competitive compensation opportunities. We have not retained an independent compensation consultant to conduct a formal numeric benchmarking process for the Named Officers’ compensation opportunities. On a periodic basis, we review market data provided by Towers Perrin and other commercially available compensation surveys to ensure that our executive compensation program is competitive.

Executive Compensation Program Elements

Base Salaries

Base salaries are an important element of compensation because they provide the Named Officers with a base level of income. The Summary Compensation Table below shows the base salary paid to each Named Officer during fiscal 2010.

Cash Bonus Opportunities

Annual Cash Bonus Opportunity

We sponsor a management incentive plan (the “MIP”), which is not set forth in a formal plan document. All of our Named Officers are eligible to participate in the MIP. The primary purpose of the MIP is to focus management on key measures that drive financial performance and provide competitive bonus opportunities tied to the achievement of our financial and strategic growth objectives.

A target annual bonus, expressed as a percentage of base salary, is established within certain Named Officers’ employment agreements or by the compensation committee. The MIP award, which is a cash bonus, is tied to our overall financial results (the Business Performance Factor) and a combination of individual financial and/or strategic goals appropriate for each position (the Individual Performance Factor). The actual MIP award is the product of the Named Officer’s target annual bonus multiplied by (1) the Business Performance Factor and (2) each Named Officer’s Individual Performance Factor. With respect to the Named Officers, financial performance is measured 100% at the company-wide level. Financial performance relative to specified financial performance target(s) set by the compensation committee determines the aggregate funding level and the Business Performance Factor for the MIP. If the financial performance target(s) set by the compensation committee are met, the aggregate bonus pool amount and the Business Performance Factor will be set at the target amount in the annual operating budget, subject to the compensation committee’s discretion. If financial performance exceeds target, the aggregate bonus pool amount and the Business Performance Factor are increased above 100% of target based on a pre-established scale. If financial performance does not meet target, the bonus pool amount and the Business Performance Factor are decreased from the target amount based on the pre-established scale. Pursuant to the pre-established scale, each 1% change in the specified financial performance results in relation to the target amount equates to a 5% change in the Business Performance Factor (e.g., exceeding the performance target by 5% equates to a Business Performance Factor of 125%). The compensation committee has the discretion to adjust the MIP aggregate bonus pool amount and the Business Performance Factor determined by reference to the pre-established scale upwards or downwards to address special situations.

We believe that tying the Named Officers’ bonuses to company-wide performance encourages collaboration across the executive leadership team. We attempt to establish the financial performance target(s) at challenging levels that are reasonably attainable if we meet our performance objectives. For fiscal 2010, we used an internally-adjusted EBITDA measure as the sole measure of financial performance because we believe that it provides a reliable indicator of the strength of our cash flow and overall financial results. The fiscal 2010 internally-adjusted EBITDA performance target was $306.5 million and our actual internally-adjusted EBITDA performance for fiscal 2010 was $321.6 million. Therefore, based on this financial performance, our compensation committee determined to set the Business Performance Factor at 125% of target.

After setting the Business Performance Factor, the compensation committee determines the actual bonuses paid to the Named Officers based on an assessment of each Named Officer’s Individual Performance Factor. The compensation committee performs the assessment of Mr. Chiminski’s Individual Performance Factor after reviewing the written assessments of his performance against his set goals and objectives that Mr. Chiminski provides at each quarterly meeting. The Chief Executive Officer performs the assessment of the other Named Officer’s Individual Performance Factors and makes a recommendation to the compensation committee. The compensation committee approved the amount of each Named Officer’s final bonus in respect of fiscal 2010 in September 2010. The annual bonus that each Named Officer earned in respect of fiscal 2010 is presented in the Summary Compensation Table below and is expected to be paid to our Named Officers prior to October 2010.

Sign-on Bonuses

In fiscal 2010, Messrs. Houlton and Nielsen were paid sign-on bonuses of $50,000 and $300,000, respectively, in connection with the commencement of their employment with us. Mr. Leonard also received a sign-bonus of $200,000 in connection with the commencement of his employment with us in fiscal 2009, which was paid in fiscal 2010. The sign-on bonuses are subject to a claw-back obligation if the Named Officer voluntarily terminates his employment with us (or, in the case of Mr. Nielsen, he is terminated by us for cause) within twelve months of the employment commencement date.

Discretionary Bonuses

From time to time, our compensation committee may award discretionary bonuses in addition to any annual bonus payable under the MIP in recognition of extraordinary performance. For fiscal 2010, our compensation committee awarded Mr. Chiminski a discretionary bonus of $250,000 in recognition of his superior fiscal 2010 performance, which is expected to be paid prior to October 2010.

Long-Term Equity Incentive Awards

We believe that the Named Officers’ long-term compensation should be directly linked to the value we deliver to our stockholders. Equity awards to the Named Officers are designed to provide long-term incentive opportunities over a period of several years. Stock options are currently our preferred equity award because the options will not have any value unless the underlying shares of common stock appreciate in value following the grant date. Accordingly, awarding stock options causes more compensation to be “at risk” and tied to growth realized by our stockholders. The 2007 PTS Holdings Corp. Stock Incentive Plan

also permits PTS Holdings Corp. to grant other types of equity-based awards, such as restricted stock units, stock appreciation rights, restricted stock and other “full value” awards. For example, PTS Holdings Corp. has granted Mr. Chiminski 3,000 restricted stock units (see “Description of Equity-Based Awards” below) to align Mr. Chiminski’s interests with those of our stockholders.

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

The amounts of each Named Officer’s investment opportunity and stock option and/or restricted stock unit award, as applicable, were determined based on several factors, including: (1) each Named Officer’s position and expected contribution to our future growth; (2) dilution effects on our stockholders and the need to maintain the availability of an appropriate number of shares for option awards to less-senior employees; and (3) ensuring that the Named Officers were provided with appropriate and competitive total long-term equity compensation and total compensation amounts. The number of options and/or restricted stock units, as applicable, granted to Named Officers during fiscal 2010 and the grant date or incremental fair value, as applicable, of these options and/or restricted stock units as determined under FASB ASC Topic 718 are presented in the Grants of Plan-Based Awards in Fiscal 2010 table below. A description of the material terms of the stock option and restricted stock unit awards is presented in the narrative section following the Grants of Plan-Based Awards in Fiscal 2010 table.

Option Exchange Offer

As part of a review of our executive compensation and employee benefit arrangements on behalf of and under the supervision of our board of directors and the PTS Holdings Corp. board of directors, and in light of the economic conditions in which we operated and due to the previously granted options having a fair market value below their exercise price, in fiscal 2010 we determined that offering new options with different vesting terms and a lower per-share exercise price may be better suited than the original options to meet our objectives to attract, motivate, retain and reward talented and experienced individuals. In addition, we believed the exchange would align executive compensation with achievement of our overall business goals, adherence to our core values and stockholder interests. Therefore, on September 18, 2009, we commenced an offer to all eligible option holders, including Mr. Walsh, to exchange their existing unvested options for new options with a lower per-share exercise price and new vesting terms. The number of shares of common stock underlying the new options was either more than, less than or equal to the number of shares of common stock currently underlying the option holder’s existing options. All of the option holders who were eligible for the option exchange elected to participate in the exchange and were required to enter into a new option agreement that reflected the revised terms and an amendment to their existing option agreement that reflected the cancellation and forfeiture of their original unvested options. The exchange offer was completed on October 23, 2009.

One-half of the new options are subject to time-based vesting restrictions, one-sixth of the new options are subject to performance-based vesting restrictions and one-third of the new options are subject to exit event-based vesting restrictions. However, to the extent any option holder had vested time options at the time of the exchange offer, the number of time options granted in the exchange offer was adjusted so that after the exchange offer one-half of the option holder’s aggregate options would be time-based. The time, performance and exit event-based vesting restrictions for the new options were modified from the existing restrictions applicable to the original outstanding unvested options. The time-based vesting requirement is based on a new five-year vesting schedule. Subject to continued employment with us through the applicable vesting date, 20% of the options subject to time-based vesting will vest and become exercisable on each of the first five anniversaries of the date of grant. The performance-based vesting options will vest and become exercisable with respect to 20% of the options subject to the new performance criteria on each of the first five anniversaries of the date of grant if, we achieve specified revised internally-adjusted EBITDA performance targets (subject to a cumulative catch-up) which have been based on our new five-year plan. The fiscal 2010 internally-adjusted EBITDA performance target was $306.5 million and our actual internally-adjusted EBITDA performance for fiscal 2010 was $321.6 million. Therefore, the first 20% of the performance-based options subject to the new performance criteria will vest on October 23, 2010. The exit event-based vesting options will vest and become exercisable in two tiers if either specified revised internal rate of return or multiple of investment targets are achieved as follows:

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

However, subject to continued employment through the applicable vesting date, in the event that the 2.5 multiple hurdle or the 20% internal rate of return hurdle is not met, but the 1.75 multiple hurdle or the 15% internal rate of return hurdle is met, the first tier of exit-event based options will vest based on straight-line interpolation between the two points.

In addition to the option exchange offer, PTS Holdings Corp. offered Mr. Chiminski the opportunity to exchange his unvested options for new options with a lower per share exercise price and new vesting terms. Mr. Chiminski elected to exchange his unvested options, and his new options were divided into three tranches in the same manner as described above, and, unlike his original options, now include performance-based vesting restrictions. In addition, in connection with Mr. Chiminski electing to exchange such options, he was granted 1,000 restricted stock units subject to similar terms and conditions as those that were granted to him in connection with his commencement of employment.

In connection with the option exchange offer made to Mr. Chiminski, on October 23, 2009, we and PTS Holdings Corp. also entered into a letter agreement with Mr. Chiminski, which modified certain terms of Mr. Chiminski’s employment agreement. In connection with the commencement of his employment and as required pursuant to the terms of his employment agreement, on March 17, 2009, Mr. Chiminski purchased 100 shares of PTS Holdings Corp. common stock at a purchase price of $1,000 per share for an aggregate purchase price of $100,000. Pursuant to the terms of the letter agreement, Mr. Chiminski’s obligation to purchase shares was amended to reflect a fair market value of $750 per share, and this revised purchase price was also applied to the 100 shares that he purchased on March 17, 2009. Accordingly, Mr. Chiminski was refunded $25,000 and then immediately used such amount to purchase an additional 33.333 shares of PTS Holdings Corp. common stock. In addition, the letter agreement modified Mr. Chiminski’s obligation to make additional purchases of PTS Holdings Corp. common stock to reduce the purchase price from $1,000 per share to $750 per share.

Sign-on Equity Awards

On October 23, 2009, PTS Holdings Corp. granted Messrs. Leonard and Houlton options to purchase shares of its common stock in the following amounts: Mr. Leonard (4,000 options) and Mr. Houlton (2,500 options). On February 9, 2010, PTS Holdings Corp. granted Mr. Nielsen options to purchase 3,000 shares of its common stock. The options were granted in connection with their respective offers of employment with us and have the same per-share exercise prices and vesting terms as the new options granted to Mr. Walsh described above.

Deferred Compensation Opportunity

Catalent Pharma Solutions, LLC Deferred Compensation Plan

Current U.S.-based Named Officers are eligible to participate in our 401(k) plan and in our non-qualified deferred compensation plan. The non-qualified deferred compensation plan generally allows participants to defer on a pre-tax basis up to 20% of their base salaries, annual cash bonuses and other eligible compensation. We believe that providing such Named Officers with deferred compensation opportunities is a cost-effective way to permit them to receive the tax benefits associated with delaying the income tax event on the compensation deferred, even though our related deduction is also deferred. The non-qualified deferred compensation plan also provides for two types of discretionary company contributions to supplement the amounts deferred by the Named Officers and other eligible employees, subject to certain limits. In January 2009, we elected to suspend our employer contribution and, in February 2009, we elected to suspend our matching contribution. Effective February 1, 2010, we reinstated our matching contribution based on the strength of our financial results; however we did not reinstate the employer contribution. We currently match 50% of the first 6% of eligible pay that employees contribute to the non-qualified deferred compensation plan. The Nonqualified Deferred Compensation—Fiscal 2010 table and related narrative section below describe our non-qualified deferred compensation plan and the benefits it provides.

Chiminski RSU Bonus Election; Obligation to Purchase Common Stock

Pursuant to the terms of Mr. Chiminski’s employment agreement, in addition to the shares of PTS Holdings Corp. common stock that he has already purchased, Mr. Chiminski is required to use 50% of the after-tax proceeds of any payment he receives as an annual MIP bonus while employed paid in respect of fiscal 2010 or 2011, in each case, to promptly purchase shares of PTS Holdings Corp. common stock.

On June 30, 2010, we, PTS Holdings Corp. and Mr. Chiminski entered into a second letter agreement, which modifies certain terms of Mr. Chiminski’s employment agreement. This letter agreement provides Mr. Chiminski with a more tax-advantaged mechanism to satisfy his employment agreement obligation to purchase PTS Holdings Corp. common stock. Specifically, the letter agreement permits Mr. Chiminski to irrevocably elect on an annual basis, prior to the beginning of each fiscal year, commencing with fiscal 2011, in lieu of receiving a portion of his annual MIP bonus, if any, in cash, to receive a grant of fully vested restricted stock units settleable in shares of PTS Holdings Corp. common stock, which restricted stock units will be granted on the bonus payment date. Mr. Chiminski made such an election for fiscal 2011, and will receive 50% of his annual MIP bonus in respect of such fiscal year, if any, in the form of a grant of restricted stock units. For elections in respect of any fiscal year after fiscal 2011, Mr. Chiminski may elect to receive no less than 20% of his annual MIP bonus in the form of a grant of restricted stock units. The number of restricted stock units Mr. Chiminski receives will be based on the value of the portion of the annual MIP bonus he elects to defer into restricted stock units and the fair market value of a share of PTS Holdings Corp. common stock on the bonus payment date.

All grants made in connection with an annual MIP bonus election will be subject to a separate restricted stock unit agreement, which provides that the restricted stock units will be 100% vested on the date of grant (which will be the bonus payment date) and will be settled in shares of PTS Holdings Corp. common stock on the earlier to occur of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and the sixth anniversary of the date of grant.

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

At our discretion, we may also provide certain executives with enhancements to our existing benefits that are not available to other employees, such as relocation assistance.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Submitted by the Compensation Committee of our Board of Directors:

Chinh E. Chu

Peter Baird

Bruce McEvoy

Summary Compensation Table

The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our other Named Officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John Chiminski	2010	750,000	250,000	750,000	1,315,238	1,500,000		4,754	4,569,992
President & Chief Executive Officer and Director	2009	216,345	1,375,000	1,500,000	2,387,663	—			5,479,008
Matthew Walsh	2010	494,700	—		409,096	535,000		29,333	1,468,129
Senior Vice President & Chief Financial Officer	2009 2008	492,835 102,596	— 200,000	—	— 1,093,243	325,000 83,632	— —	290,854 113,302	1,108,689 1,592,773
Scott Houlton	2010	318,365	50,000		525,579	340,000		467,624	1,701,568
President, Development & Clinical
Stephen Leonard	2010	350,000			840,761	450,000		4,039	1,644,800
SVP, Global Operations
Kurt Nielsen	2010	146,154	300,000		638,220	285,000		2,631	1,372,005
SVP, Chief Technology Officer & Innovation

(1)	Amounts reported include any compensation a Named Officer elected to defer under our non-qualified deferred compensation plan. Mr. Chiminski commenced employment with Catalent on March 17, 2009 and the amount reported in column (c) for fiscal 2009 for Mr. Chiminski reflects the portion of his annual base salary earned in fiscal 2009 from such date. Messrs. Houlton and Nielsen commenced employment with Catalent on August 24, 2009 and February 2, 2010, respectively, and the amounts reported in column (c) for each reflect the portion of their annual base salary earned in fiscal 2010 from such date. Effective August 2, 2010 the Compensation Committee made a determination to increase the base salary for Mr. Leonard to $385,000 from $350,000.
(2)	Amounts reported for Mr. Chiminski represent a discretionary bonus of $250,000 awarded for fiscal 2010 and a signing bonus of $1,000,000 earned in connection with his commencement of employment with us in fiscal 2009 and a cash payment of $375,000 earned on June 30, 2009 in lieu of any MIP award in respect of fiscal 2009. The amount reported for Mr. Walsh represents a signing bonus earned in fiscal 2008 in connection with his offer of employment with us. The amounts reported for Messrs. Houlton and Nielsen represent signing bonuses earned in fiscal 2010 in connection with their respective offers of employment with us. The sign-on bonuses are subject to a claw-back obligation if the Named Officer voluntarily terminates his employment with us within twelve months of the start of employment. The sign-on bonus of $200,000 paid to Mr. Leonard in fiscal 2010 is not reported as fiscal 2010 compensation since the bonus was earned in connection with the commencement of his employment with us in fiscal 2009.
(3)	Reflects restricted stock units (RSUs) granted by PTS Holdings Corp. to Mr. Chiminski on October 23, 2009 in fiscal 2010 and in connection with his commencement of employment in fiscal 2009. Amounts reported for these RSUs reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to calculate the amounts reported in fiscal 2010, please see the discussion of RSU awards contained in Note 13 to our Consolidated Financial Statements for the period ended June 30, 2010, included as part of this Annual Report on Form 10-K.
(4)	Reflects options granted by PTS Holdings Corp. to each of the Named Officers to acquire shares of PTS Holdings Corp. common stock. Amounts reported for Messrs. Leonard, Houlton and Nielsen reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Amounts reported for Messrs. Chiminski and Walsh reflect the incremental fair value computed in accordance with FASB ASC Topic 718 in connection with the replacement awards granted to them in connection with their election to exchange their then-existing unvested options for new options with a lower per-share exercise price and new vesting terms (see “Compensation Discussion and Analysis—Long Term Equity Incentive Awards—Option Exchange Offer”). Amounts reported for each Named Officer are based upon the probable outcome of performance conditions. The value of the fiscal 2010 option awards assuming that the highest level of performance conditions is achieved is as follows: Mr. Chiminski $1,322,458; Mr. Walsh $411,234; Mr. Leonard $877,496; Mr. Houlton $548,524 and Mr. Nielsen $688,534. For a discussion of the assumptions and methodologies used to calculate the amounts reported in fiscal 2010, please see the discussion of nonqualified option awards contained in Note 13 to our Consolidated Financial Statements for the period ended June 30, 2010, included as part of this Annual Report on Form 10-K.

(5)	Mr. Chiminski is required, per his employment agreement, to use 50% of the after-tax proceeds of his annual MIP bonus paid in respect of fiscal 2010 or 2011, in each case, to promptly purchase shares of PTS Holdings Corp. common stock at a purchase price of $750 or he has the ability to elect to defer a portion of his fiscal 2011 annual MIP bonus to satisfy this stock purchase requirement.
(6)	Amounts reported in column (i) include contributions to our 401(k) plan on behalf of the Named Officers as follows: Mr. Chiminski $4,754; Mr. Walsh $8,847; Mr. Nielsen $2,631, Mr. Houlton $4,442 and Mr. Leonard $4,039. Amounts also include a Company contribution to our non-qualified deferred compensation plan for Mr. Walsh of $71. Amounts for Mr. Walsh do not reflect a deduction from his non-qualified deferred compensation plan balance of $798. This deduction represents a correction made as a result of a review of our 2007 and 2008 non-qualified deferred compensation plan contributions (and any earnings with respect to contributions) that determined that certain participants received either an underfunding or overfunding with regard to their respective company contributions. Mr. Walsh received a relocation benefit equal to $20,416 which represented a tax gross-up payment. Mr. Houlton also received a relocation benefit equal to $463,182 of which $151,074 represented a tax gross-up payment.

Grants of Plan-Based Awards in Fiscal 2010

The following table provides supplemental information relating to grants of plan-based awards made during fiscal 2010 to help explain information provided above in our Summary Compensation Table. This table presents information regarding all grants of plan-based awards occurring during fiscal 2010.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name and Principal Position	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
(a)	(b)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)	(m)
Chiminski, John		0	$750,000	1,500,000
	10/23/09				2,250	6,750	6,750		6,750	750	1,315,238
	10/23/09							1,000	—	—	750,000
Walsh, Matthew		0	$371,025	742,050
	10/23/09				622	2,000	2,000		1,733	750	409,096
Houlton, Scott		0	$288,750	577,500
	10/23/09				416	1,250	1,250		1,250	750	525,579
Leonard, Stephen		0	$262,500	525,000
	10/23/09				666	2,000	2,000		2,000	750	840,761
Nielsen, Kurt		0	$285,000	570,000
	02/09/10				500	1,500	1,500		1,500	750	638,220

(1)	Figures represent awards payable under our Management Incentive Plan (MIP). Actual cash awards are based on the target award multiplied by the Business Performance Factor and the Individual Performance Factor (also see “Compensation Discussion and Analysis—Executive Compensation Program Elements—Cash Bonus Opportunities—Annual Cash Bonus Opportunity”).
(2)

As described in more detail in the narrative description of the equity-based awards that follows, the option awards reported above are divided into three tranches for vesting purposes: a time option, a performance option and an exit option. The performance and exit options are reported as an equity incentive plan award, while the time option tranche of the awards are reported as an all other option award in column (k). The option awards granted to Messrs. Chiminski and Walsh were granted in connection with their election to exchange their then-existing unvested options with a per-share exercise price of $1,000 per-share for new options with a per-share exercise price of $750 per-share and new vesting terms which are described in more detail in the narrative description of the equity-based awards that follows (also see “Compensation Discussion and Analysis—Executive Compensation Program Elements—Long Term Equity Incentive Awards—Option Exchange Offer”). Mr. Chiminski exchanged 15,000 of his then- existing unvested options for 13,500 new options and Mr. Walsh exchanged 3,733 of his then-existing unvested options for 3,733 new options. The option awards reported for Messrs. Leonard, Houlton and Nielsen were granted in connection with their respective offers of employment with us.

(3)	Represents a grant of RSUs in connection with Mr. Chiminski electing to participate in the option exchange offer made to him. Twenty percent of the RSUs will vest on each of the first five anniversaries of the grant date as described in more detail in the narrative description of equity-based awards that follows.
(4)	Grant date fair values of option awards granted to Messrs. Leonard, Houlton and Nielsen reflect the grant date fair value computed in accordance with FASB ASC Topic 718. Grant date fair values of option awards granted to Messrs. Chiminski and Walsh reflect the incremental fair value computed in accordance with FASB ASC Topic 718 in connection with the replacement awards granted to them in connection with their election to participate in the option exchange offer completed on October 23, 2009. For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of nonqualified option awards contained in Note 13 to our Consolidated Financial Statements for the period ended June 30, 2010, included as part of this Annual Report on Form 10-K.

Summary of Certain Named Officer Employment Agreements

This section describes employment agreements in effect for our Named Officers during fiscal 2010. In addition, the terms with respect to grants of restricted stock units and stock options described above under “Long-Term Equity Incentive Awards” are further described below for our Named Officers in the section entitled “Description of Equity-Based Awards.” Severance agreements and arrangements are described below in the section entitled “Potential Payments upon Termination or Change in Control.”

Employment Agreement of John R. Chiminski

On February 23, 2009, the Company, PTS Holdings Corp. and Mr. Chiminski entered into an employment agreement with respect to Mr. Chiminski’s appointment as President and Chief Executive Officer of Catalent and PTS Holdings Corp. and a member of our board of directors and of the board of directors of PTS Holdings Corp., in each case, commencing on March 17, 2009.

The employment agreement provides for an initial term of three years commencing on his commencement date. The initial term will be automatically extended for successive one-year terms thereafter unless one of the parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term.

The financial terms of the employment agreement include (1) an annual base salary of $750,000, subject to discretionary increases from time to time by the board of directors of PTS Holdings Corp., (2) subject to Mr. Chiminski’s continued employment through June 30, 2009, a cash payment of $375,000 paid on June 30, 2009, in lieu of any annual cash bonus in respect of fiscal 2009, and in each successive full fiscal year thereafter, subject to Mr. Chiminski’s continued employment through the end of such fiscal year, an annual cash bonus with a target amount equal to Mr. Chiminski’s annualized base salary for such fiscal year, subject to a maximum of 200% of base salary, based on and subject to the attainment of specified annual performance goals established by the board of directors of PTS Holdings Corp. in consultation with Mr. Chiminski, and (3) a cash sign-on bonus of $1,000,000 paid on the commencement date. Pursuant to the terms of his letter agreement, Mr. Chiminski’s obligation to purchase shares was amended to reflect a fair market value of $750 per share, and this revised purchase price was also applied to the 100 shares that he purchased on March 17, 2009. Accordingly, Mr. Chiminski was refunded $25,000 and then immediately used such amount to purchase an additional 33.333 shares of PTS Holdings Corp. common stock. In addition, the letter agreement modified Mr. Chiminski’s obligation to make additional purchases of PTS Holdings Corp. common stock to reduce the purchase price from $1,000 per share to $750 per share. On October 5, 2009, Mr. Chiminski used 50% of the after-tax proceeds of his 2009 bonus payment (which was a gross amount of $375,000) to purchase 124 shares of PTS Holdings Corp. common stock at $750 per share for $93,000. On July 20, 2010, Mr. Chiminski purchased 150 shares of PTS Holdings Corp. common stock at a purchase price of $750 per share for $112,500. Mr. Chiminski will be required to repay the entire portion of the sign-on bonus that was not used to purchase PTS Holdings Corp. common stock within thirty days following any termination of employment by him without good reason (and not due to death or disability) or by PTS Holdings Corp. or us for cause, in either case, prior to the second anniversary of his commencement date. Mr. Chiminski is required, pursuant to his employment agreement, to use 50% of the after-tax proceeds of his annual MIP bonus paid in respect of fiscal 2010 or 2011, in each case, to promptly purchase shares of PTS Holdings Corp. common stock at a purchase price of $750 or he has the ability, pursuant to the letter agreement entered into on June 30, 2010 described below, to elect to defer a portion of his fiscal 2011 annual MIP bonus to satisfy this stock purchase requirement.

In addition to the foregoing, Mr. Chiminski will be entitled to participate in all group health, life, disability, and other employee benefit and perquisite plans and programs in which other senior executives of Catalent generally participate.

On October 23, 2009, we and PTS Holdings Corp. entered into a letter agreement with Mr. Chiminski, which modified Mr. Chiminski’s obligation to purchase shares of PTS Holdings Corp. stock to reduce the purchase price from $1,000 per share to $750 per share (see “Compensation Discussion and Analysis—Long Term Equity Incentive Awards—Option Exchange Offer”). In addition, on June 30, 2010, we, PTS Holdings Corp. and Mr. Chiminski entered into a second letter agreement, which permits Mr. Chiminski to irrevocably elect on an annual basis, prior to the beginning of each fiscal year, in lieu of receiving a portion of his annual MIP bonus, if any, in cash, to receive a grant of fully vested restricted stock units settleable in shares of PTS Holdings Corp. common stock, which restricted stock units will be granted on the bonus payment date (see “Compensation Discussion and Analysis—Deferred Compensation Opportunity—Chiminski RSU Bonus Election”).

Description of Equity-Based Awards

In connection with the commencement of his employment, on March 17, 2009, PTS Holdings Corp. granted Mr. Chiminski 2,000 RSUs and on October 23, 2009, PTS Holdings Corp. granted Mr. Chiminski an additional 1,000 RSUs in connection with his election to participate in the option exchange offer. Subject to Mr. Chiminski’s continued employment, on the applicable vesting dates twenty percent of the RSUs will vest on each of the first five anniversaries of his grant date. All vested RSUs will be settled on the earlier to occur of (x) the seventh anniversary of his commencement date or (y) the date that a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. occurs.

PTS Holdings Corp. has granted each of the Named Officers options to acquire shares of its common stock. The options granted to Messrs. Chiminski and Walsh in fiscal 2010 were granted in connection with their election to exchange their then-existing unvested options for new options with a lower per-share exercise price and new vesting terms. The options granted to Messrs. Leonard, Houlton and Nielsen were granted in connection with their respective offers of employment with us and have the same per-share exercise prices and vesting terms as the new options granted to Mr. Walsh. Each option may be exercised to purchase one share of PTS Holdings Corp. common stock at an exercise price equal to the fair market value of the underlying common stock on the grant date. Each Named Officer’s stock option award has an ordinary term of ten years. The Named Officers are not entitled to any dividends or equivalent rights on their stock option awards.

All Named Officer’s option awards are divided into three tranches for vesting purposes: a time option, a performance option and an exit option.

One-half of the options are subject to time-based vesting restrictions, one-sixth of the options are subject to performance-based vesting restrictions and one-third of the options are subject to exit event-based vesting restrictions. However, to the extent any option holder had vested time options at the time of the exchange offer, the number of time options granted in the exchange offer was adjusted so that after the exchange offer one-half of the option holder’s aggregate options would be time-based. The time-based options will vest based on a five year vesting schedule and, subject to continued employment with us through the applicable vesting dates, 20% of the options subject to time-based vesting will vest and become exercisable on each of the first five anniversaries of the date of grant (or the date of commencement of employment, in the case of Mr. Chiminski). In addition, solely for Mr. Chiminski, to the extent that all or a fraction of the exit event-based vesting options vest, a proportionate amount of each tranche of unvested time-based options will vest. The performance-based vesting options will vest and become exercisable with respect to 20% of the options subject to performance-vesting option on each of the first five anniversaries of the date of grant if, we achieve specified revised EBITDA performance targets (subject to a cumulative catch-up) which have been based on our new five year plan. The exit event-based vesting options will vest and become exercisable in two tiers if either specified revised internal rate of return or multiple of investment targets are achieved as follows:

•

One-half of the shares subject to the new exit event-vesting options will vest on the date, if any, when either (1) The Blackstone Group will have received cash proceeds or marketable securities from the sale of its investment in us aggregating in excess of 2.5 times the amount of its initial investment in us or (2) The Blackstone Group will have received a cash internal rate of return of at least 20% on its initial investment in us, and

•

One-half of the shares subject to the new exit event-vesting options will vest on the date, if any, when either (1) The Blackstone Group will have received cash proceeds or marketable securities from the sale of its investment in us aggregating in excess of 1.75 times the amount of its initial investment in us or (2) The Blackstone Group will have received a cash internal rate of return of at least 15% on its initial investment in us.

However, subject to continued employment through the applicable vesting date, in the event that the 2.5 multiple hurdle or the 20% internal rate of return hurdle is not met, but the 1.75 multiple hurdle or the 15% internal rate of return hurdle is met, the first tier of options will vest based on straight line interpolation between the two points.

Except as otherwise specifically provided for in the stock option agreement, any part of a Named Officer’s stock option award that is not vested and exercisable upon his termination of employment will be immediately cancelled. With the exception of Mr. Chiminski, any part of a Named Officer’s stock option award that is vested upon termination of employment will generally remain outstanding and exercisable for three months after termination of employment, although this period is extended to 12 months if the termination of employment is because of death or disability, and vested options will immediately terminate if the Named Officer’s employment is terminated by us for cause. Any vested options that are not exercised within the applicable post-termination exercise window will terminate. Any part of Mr. Chiminski’s stock option award that is vested upon termination of employment will generally remain outstanding and exercisable for three months after termination of employment or the date on which such portion of the option vests in the event of a termination other than a good termination or a termination by us or PTS Holdings Corp. for cause or one year after termination of employment in the case of a good termination and vested options will immediately terminate if Mr. Chiminski’s employment is terminated by us or PTS Holdings Corp. for cause. Please see “Potential Payments Upon Termination or Change in Control” section below for a description of the potential vesting of the Named Officers’ stock option awards that may occur in connection with a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. or certain terminations of employment.

As a condition to receiving his equity-based award, each Named Officer was required to enter into a subscription agreement with PTS Holdings Corp., and to become a party to PTS Holdings Corp.’s securityholders agreement. These documents generally govern the Named Officers’ rights with respect to any shares of PTS Holdings Corp. common stock acquired on exercise of vested stock options or settlement of RSUs to the extent applicable. Under the subscription agreement, following a Named Officer’s termination of employment, PTS Holdings Corp. and The Blackstone Group have certain rights to repurchase any shares a Named Officer may have acquired upon exercise of his options or settlement of RSUs to the extent applicable. Similarly, if a Named Officer’s employment terminates because of his death or disability, he may require us to repurchase the shares he acquired upon exercise of his options or settlement of RSUs to the extent applicable. The purchase price for any such shares that are repurchased will be equal to the fair market value of the shares at the time of repurchase, unless the Named Officer’s employment is terminated by us for cause, in which case the purchase price will be the lower of the Named Officer’s cost or fair market value on the date of repurchase. All repurchase rights will terminate on the earliest to occur of (1) a qualified public offering of PTS Holdings Corp. or BHP PTS Holdings L.L.C., (2) the occurrence of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and (3) May 7, 2012 (the “Lapse Date”). The subscription agreement also contains certain restrictive covenants. While employed and for one year following their termination of employment, Named Officers are prohibited from competing with us and from soliciting our employees, consultants and certain actual and prospective clients. The subscription agreement also contains an indefinite restriction on the Named Officers’ disclosure of our confidential information. If a Named Officer materially breaches any of these restrictive covenants and is unable to cure the breach, we have the right to “clawback” and recover any gains the Named Officer may have realized with respect to his shares (and with respect to Mr. Chiminski only the shares acquired upon exercise of the options or settlement of RSUs). The securityholders agreement generally restricts the Named Officers from transferring any shares of PTS Holdings Corp. common stock they hold until the Lapse Date. These transfer restrictions do not apply to any permitted transfers to the Named Officers’ family members, or to transfers in connection with a transaction or transactions where the “tag along” or “drag along” rights provided in the securityholders agreement would apply. Following the Lapse Date and prior to a qualified public offering of PTS Holdings Corp. or BHP PTS Holdings L.L.C., PTS Holdings Corp. has certain rights of first refusal, which permit it (or a third party) to purchase any shares a Named Officer wishes to transfer instead of the Named Officer’s intended transferee.

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

Outstanding Equity Awards at 2010 Fiscal-Year End

The following table provides information regarding outstanding equity awards held by each Named Officer as of June 30, 2010.

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Excerisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securites Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Chiminski, John	—	6,750	6,750	750	10/23/2019	2,600	2,210,000	—	—
Walsh, Matthew	—	1,733	2,000	750	10/23/2019
	267			1,000	4/17/2018
Houlton, Scott	—	1,250	1,250	750	10/23/2019
Leonard, Stephen	—	2,000	2,000	750	10/23/2019
Nielsen, Kurt	—	1,500	1,500	750	02/09/20

(1)	The number of outstanding time options vested and exercisable are reported in column (b) above. Unvested outstanding time options are reported in column (c) above and ordinarily become vested pursuant to the vesting schedule for time options described in the “Description of Equity-Based Awards” section above. Unvested outstanding performance options and exit options are reported in column (d) above and ordinarily become vested pursuant to the vesting schedule for performance options and exit options, as applicable, described in the “Description of Equity-Based Awards” section above. None of the outstanding performance options and exit options vested in fiscal 2010. As described in the “Potential Payments Upon Termination or Change in Control” section below, all or a portion of each option grant may vest earlier in connection with a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. or certain terminations of employment. The number of outstanding RSUs reported in column (g) above represents two separate grants: 2,000 RSUs granted on March 17, 2009 and 1,000 RSUs granted on October 23, 2009. Each RSU grant vests 20% per year from the date of grant, subject to the executive’s continued employment through the applicable vesting date.
(2)	The expiration date shown is the normal expiration date occurring on the tenth anniversary of the grant date. Options may terminate earlier in certain circumstances, such as in connection with a Named Officer’s termination of employment or in connection with certain corporate transactions, including a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C.
(3)	Based upon a market value of $850 per share as of June 30, 2010.

Option Exercises and Stock Vested in Fiscal 2010

On March 17, 2010, John Chiminski vested in 20% the 2,000 RSUs granted to him on March 17, 2009 in connection with the commencement of his employment with us. The following table provides information regarding this vesting. During fiscal 2010, the other Named Officers did not exercise any options or similar instruments or vest in any stock or similar instruments.

	Option Awards		Stock Awards (1)
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
Chiminski, John	—	—	400	300,000	(2)
Walsh, Matthew	—	—	—	—
Houlton, Scott	—	—	—	—
Leonard, Stephen	—	—	—	—
Nielsen, Kurt	—	—	—	—

(1)	All 400 vested RSUs will be settled on the earlier to occur of (1) the seventh anniversary of Mr. Chiminski’s employment commencement date (March 17, 2009), or (ii) the date a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. occurs.
(2)	Based on a fair market value of $750 per share on March 17, 2010, the date of vesting.

Pension Benefits—Fiscal 2010

There were no pension benefits for the Named Officers for fiscal 2010.

Non-qualified Deferred Compensation—Fiscal 2010

The following table provides information regarding contributions, earnings and balances for our Named Officers under our nonqualified deferred compensation plan.

Name and Principal Position	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(3)	Aggregate Earnings in Last FY ($)(4)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)(5)
(a)	(b)	(c)	(d)	(e)	(f)
Chiminski, John (2)	300,000	—	40,000	—	340,000
Walsh, Matthew	34,629	71	6,750	—	92,087
Houlton, Scott	—	—	—	—	—
Leonard, Stephen	—	—	—	—	—
Nielsen, Kurt	—	—	—	—	—

(1)	This amount is also included in our Summary Compensation Table under “Salary.”
(2)	The amount reported for Mr. Chiminski reflects the value of 400 vested and undelivered RSUs as of the vesting date. All 400 vested RSUs will be settled on the earlier to occur of (i) the seventh anniversary of Mr. Chiminski’s employment commencement date (March 17, 2009), or (ii) the date that a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. occurs.
(3)	$71 of the amount reported for Mr. Walsh is included in our Summary Compensation Table under “All Other Compensation.”
(4)	Amount reported for Mr. Chiminski reflects the increase in fair market value between March 17, 2010 and June 30, 2010 of the 400 vested RSUs reported in column (b). The amounts reported for Messrs. Chiminski and Walsh are not considered compensation reportable in the Summary Compensation Table.
(5)	Includes $52,151 previously reported as compensation to Mr. Walsh in the columns “Salary” and “All Other Compensation” of the Summary Compensation Table for fiscal 2009. In addition, amounts for Mr. Walsh reflect a deduction from his non-qualified deferred compensation plan balance of $798. This deduction represents a correction made as a result of a review of our 2007 and 2008 non-qualified deferred compensation plan contributions (and any earnings with respect to contributions) that determined that certain participants received either an underfunding or overfunding with regard to their respective company contributions.

Non-qualified Deferred Compensation Plan

We offer a non-qualified deferred compensation plan for a select group of our management. Eligible employees selected to participate in the plan may elect to defer between 1% and 20% of eligible compensation into the plan each year. Eligible compensation is defined as base salary, Management Incentive Plan bonus, commissions and other bonus amounts. We will provide a matching contribution on base salary only for all participants with the exception of sales people who are eligible to receive a company matching contribution on base salary, bonuses and commissions. Any income attributable to stock options or other equity-based awards is not eligible for deferral. Participating directors may elect to defer between 20% and 100% of their fees for service on our board of directors (including meeting fees) into the plan each year. In our discretion, each year we may elect to make certain company contributions to participants in the plan; however, the plan does not require us to make any such contributions. Company contributions can be either matching contributions or contributions equal to a percentage of a participant’s compensation (regardless of the amount deferred) which includes a contribution designed to supplement social security benefits. Any such contributions, however, are generally only made with respect to the first $100,000 of a participant’s compensation in excess of the annual compensation limit under the Internal Revenue Code for each year (the limit was $245,000 for calendar year 2010). Participants are always 100% vested in their elective deferrals, and in any company matching contributions (including related earnings in each case). Participants become vested in other company contributions and related earnings after three years of service with us or upon retirement, death, total disability or a change in control of us.

Under the plan, we have the discretion to either credit participants’ deferrals with a hypothetical earnings rate, or to credit the deferrals with earnings and/or losses based on the deemed investment of the deferrals in investment alternatives selected by us, which investment alternatives generally include the investment funds available under our 401(k) plan. During fiscal 2010, participants were permitted to select the investment alternatives in which they wanted their deferrals to be deemed to be invested and were credited with earnings and/or losses based on the performance of the relevant investments. During fiscal 2010, the returns for the investment funds in which the only participating Named Officer, Mr. Walsh, notionally invested his deferrals was 14.6%. Participants were able to change the investment elections for their deferrals on a daily basis during fiscal 2010. Participants’ deferrals are paid out in a lump-sum on the 15th day of the month immediately following the month during which the six month anniversary of the participant’s separation from service (other than due to death) with us (within the meaning of Section 409A of the Internal Revenue Code) occurs. In the event of the death of a participant prior to the commencement of the distribution of benefits under the plan, such benefits will be paid no later than the later of (x) December 31 of the year in which the participant’s death occurs and (y) ninety days following the date of the participant’s death. Participants may also elect to receive a payout of their deferrals in annual installments over a period of five or 10 years after their separation from service (including death), although notwithstanding any such elections, deferrals will be paid in a lump-sum in connection with a participant’s separation from service within two years following a change in control of us. Participants may also elect to receive a payout in connection with an unforeseeable emergency, in accordance with the requirements of Section 409A of the Internal Revenue Code. Salary deferrals, company contributions and any applicable gains are held in a “rabbi” trust. “Rabbi” trust assets are ultimately controlled by us. Operating the deferred compensation plan this way is required by federal tax law in order to defer the taxation benefits from the plan until they are paid to the participants.

Potential Payments Upon Termination or Change in Control

The following section describes the payments and benefits that may become payable to the Named Officers in connection with their termination of employment and/or a change in control. All such payments and benefits will be paid or provided by us or PTS Holdings Corp. For purposes of this section, we have assumed that (1) the price per share of PTS Holdings Corp.’s common stock on June 30, 2010 is equal to its fair market value as determined in good faith by the board of directors of PTS Holdings Corp. because there has never been a public market for the common stock of PTS Holdings Corp., (2) PTS Holdings Corp. does not exercise any discretion to accelerate the vesting of outstanding options or restricted stock units in connection with a change in control of us and (3) the value of any stock options that may be accelerated is equal to the full value of such awards (i.e., the full “spread” value for stock options on June 30, 2010). The 2007 PTS Holdings Corp. Stock Incentive Plan gives the PTS Holdings Corp. board of directors considerable discretion with respect to the treatment of outstanding options and restricted stock units in the event of a change in control. If the PTS Holdings Corp. board of directors exercised its discretion to fully vest outstanding options and restricted stock units, the Named Officers may receive benefits in addition to those described below.

In addition to the amounts presented below, the Named Officers will also be entitled to the benefits quantified and described under the “Non-Qualified Deferred Compensation—Fiscal 2010” section above, as more fully discussed in this section. Please see “Compensation Discussion and Analysis—Current Compensation Program Elements—Severance and Other Benefits” for a discussion of how the amounts of the payments and benefits presented below were determined.

John Chiminski

Mr. Chiminski’s employment agreement, the 2007 PTS Holdings Corp. Stock Incentive Plan and the related stock option agreement and restricted stock unit agreements each provide for certain benefits to be paid to him upon termination under the terms described below. If Mr. Chiminski’s employment terminates due to his disability or death, he would be entitled to (1) a pro-rata portion of any annual cash bonus he would have earned for the year of termination and (2) accelerated vesting of the portion of his time vesting options and restricted stock units that would otherwise have vested within 12 months following his termination of employment. In addition, Mr. Chiminski will retain the opportunity through the ten year term to vest, subject only to attaining the performance targets, in a portion of the unvested exit options equal to a fraction, the numerator of which is the number of days elapsing from his commencement date through the termination date and the denominator of which is the number of days elapsing from his commencement date through the date of the event that triggers additional exit option vesting. Any pro-rata bonus payment would have been paid in a lump-sum within two and one-half (2-1/2) months after the end of the fiscal year in which Mr. Chiminski’s termination of employment occurred.

The employment agreement provides that upon any good termination or due to Mr. Chiminski’s election not to extend the term, he will be entitled to receive a pro-rata portion of any annual cash bonus he would have earned for the year of termination based on Catalent’s actual performance in respect of the full fiscal year in which Mr. Chiminski’s employment terminates.

The employment agreement further provides that if Mr. Chiminski’s employment is terminated by Catalent or PTS Holdings Corp. without cause, by Mr. Chiminski for good reason or due to Catalent’s or PTS Holdings Corp.’s election not to extend the term, then, subject to his execution, delivery and non-revocation of a release of claims with respect to Catalent and its affiliates, Mr. Chiminski will be entitled to receive, in addition to certain accrued amounts and a pro-rata bonus, as discussed above, an amount equal to two times the sum of (x) Mr. Chiminski’s annualized then-current base salary (which salary, for purposes of calculating severance amounts, will in no event be less than $750,000) and (y) his annual target bonus, payable in equal monthly installments over a two year period; provided, however, that if such termination occurs within the two year period following a change in control such payment will instead be made in a single lump sum payment within thirty days following the termination date. Notwithstanding the foregoing, Catalent’s obligation to make such payments will cease in the event of a material breach by Mr. Chiminski of the restrictive covenants contained in the employment agreement (described below), if such breach remains uncured for a period of ten days following written notice of such breach. Pursuant to the terms of the employment agreement, Mr. Chiminski is subject to a covenant not to (x) compete with us while employed and for one year following his termination of employment for any reason and (y) solicit our employees, consultants and certain actual and prospective clients while employed and for two years following his termination of employment for any reason, in each case, subject to certain specified exclusions. The employment agreement also contains a covenant not to disclose confidential information, an assignment of property rights provision and customary indemnification provisions.

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

At the end of fiscal 2010, Mr. Chiminski would have had a good reason to terminate employment if any of the following had occurred without his consent: (a) any material diminution in his duties, authorities, or responsibilities, or the assignment to him of duties that are materially inconsistent with, or that significantly impair his ability to perform, his duties as Chief Executive Officer of PTS Holdings Corp. or us; (b) any material adverse change in his positions or reporting structures, including ceasing to be the Chief Executive Officer of PTS Holdings Corp. or us or ceasing to be a member of the board of directors of PTS Holdings Corp. or our board of directors; (c) any reduction in his base salary or target annual bonus opportunity (other than a general reduction in base salary or target annual bonus opportunity that affects all members of senior management proportionately); (d) any material failure by us to pay compensation or benefits when due under his employment agreement; (e) any relocation of our principal office or of his principal place of employment to a location more than 50 miles from its location in Somerset, New Jersey, as of his commencement date; or (f) any failure by PTS Holdings Corp. or us, as applicable, to obtain the assumption in writing of its obligation to perform his employment agreement by any successor to all or substantially all of the assets of PTS Holdings Corp. or us, as applicable. No termination of his employment based on a specified good reason event will be effective as a termination for good reason unless (x) Mr. Chiminski gives notice to PTS Holdings Corp. and us of such event within 90 days after he learns that such event has occurred (or, in the case of any event described in clauses (e) or (f), within 30 days after he learns that such event has occurred), (y) such good reason event is not fully cured within 30 days after such notice, and (z) Mr. Chiminski’s employment terminates within 60 days following the end of the cure period.

In the event of any termination of Mr. Chiminski’s employment other than a good termination, all unvested RSUs and options which remain outstanding will be immediately forfeited without consideration as of the termination date. In the event of a good termination, Mr. Chiminski will be deemed vested as of the termination date in any portion of the RSUs and time options that would have otherwise vested if he had remained employed by us or PTS Holdings Corp. through the first anniversary of the termination date and he will also retain the opportunity through the ten year term to vest, subject only to attaining the performance targets, in a portion of the unvested exit options equal to a fraction, the numerator of which is the number of days elapsing from his commencement date through the termination date and the denominator of which is the number of days elapsing from his commencement date through the date of the event that triggers additional exit option vesting.

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

Unless otherwise specifically provided for in the stock option agreement, any options that are not vested and exercisable upon Mr. Chiminski’s termination of employment will be immediately cancelled. Any options that are vested upon a good termination will remain outstanding and exercisable generally for one year from the termination date or the date on which the option became vested, as applicable, although the period is reduced to 90 days in the case of a termination of employment that is not a good termination and vested options will terminate immediately if Mr. Chiminski’s employment is terminated by PTS Holdings Corp. or us for cause. Any vested options that are not exercised within the applicable post-termination exercise period will terminate.

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

In addition, if Mr. Chiminski’s employment is terminated by him without good reason (and not due to death or disability) or by PTS Holdings Corp. or Catalent for cause, in either case, prior to the second anniversary of his commencement date, he will forfeit all rights and title to the 133.33 and 132.35 shares of PTS Holdings Corp. common stock he purchased on March 20, 2009 and July 20, 2010, respectively.

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

The following table lists the payments and benefits that would have been triggered for Mr. Chiminski under the circumstances described above assuming that the applicable triggering event occurred on June 30, 2010.

Triggering Event	Value of Non- Equity Incentive Plan Compensation ($)	Value of Option/RSU Acceleration(1) ($)	Value of Base Salary and Target Bonus Payment(2) ($)	Value of Continued Benefits Participation(3) ($)	Value of Excise Tax “Gross Up”(4) ($)	Total ($)
Death or Disability	—	645,000	—	—	—	645,0000
Termination by Us Without Cause or by Mr. Chiminski for Good Reason	—	645,000	3,000,000	25,333		3,670,333
Change in Control	—	2,885,000	—	—	—	2,885,000
Death or Disability Within Six Months Prior to a Change in Control	—	2,885,000	—	—	—	2,885,000
Termination by Us Without Cause or by Mr. Chiminski for Good Reason in Connection With a Change in Control	—	2,885,000	3,000,000	25,333	1,049,333	6,959,666

(1)	The amounts reported represent partial or full accelerated vesting of RSUs and options and are based on PTS Holdings Corp.’s common stock having a fair market value of $850 per share on June 30, 2010. The amounts reported reflect the “spread” value of $100 per share representing the difference between the fair market value and the exercise price.

(2)	The amount reported consists of two times the sum of Mr. Chiminski’s annual salary and target annual MIP bonus.
(3)	The amount reported represents income attributable to the health care premiums paid by the Company with respect to Mr. Chiminski’s participation in our employee benefit plans for a two (2) year period.
(4)	Mr. Chiminski is entitled to an excise tax “gross up.”

Messrs. Walsh, Leonard, Houlton and Nielsen

Messrs. Walsh, Leonard, Houlton and Nielsen were not covered by employment agreements at the end of fiscal 2010. However, Messrs. Leonard and Houlton’s severance agreements, Mr. Nielsen’s offer letter, the 2007 PTS Holdings Corp. Stock Incentive Plan and the related stock option agreements provide for certain benefits to be paid to each of them if their employment terminates for one of the reasons described below. If the employment of Messrs. Walsh, Leonard, Houlton or Nielsen terminates due to death or disability, each will be entitled to accelerated vesting of the portion of their time options that would otherwise have vested within 12 months following a termination of employment (like Mr. Chiminski, they will not be entitled to any similar accelerated vesting for performance options and exit options).

If the employment of Messrs. Walsh, Leonard, Houlton or Nielsen was terminated by us without cause or by the executive for good reason, in each case at the end of fiscal 2010, each would have been entitled to a severance payment equal to one times the sum of their annual base salary and target annual bonus, payable in equal installments over the one period following the date of their termination of employment. Each would also be entitled to continued participation in our group health plans (to the extent the executives were receiving such coverage as of the termination date), at the same premium rates as may be charged from time to time for employees of Catalent generally, which coverage would be provided until the earlier of (x) the expiration of the one year period following the date of termination of employment and (y) the date the executive becomes eligible for coverage under group health plan(s) of any other employer. Each Named Officer is required to enter into a binding general release of claims as a condition to receiving most severance payments and benefits.

Under the stock option agreements entered into in connection with the 2007 PTS Holdings Corp. Stock Incentive Plan, if the employment of Messrs. Walsh, Leonard, Houlton or Nielsen is terminated by us without cause or by the Named Officer for good reason, each will be entitled to receive accelerated vesting of the portion of his time options that would otherwise have vested within 12 months following termination of employment (there is no similar accelerated vesting for performance options and exit options). At the end of fiscal 2010, each of Messrs. Walsh, Leonard, Houlton and Nielsen would have had a good reason to terminate employment if, without his consent (a) there had been a substantial diminution in his position or duties or an adverse change in his reporting lines, (b) he was assigned duties that were materially inconsistent with his position, (c) his base salary had been reduced or other earned compensation was not paid when due, (d) our headquarters were relocated by more than 50 miles, or (e) he was not provided with the same annual bonus opportunity specified in his offer letter, in each case, which was not cured within 30 days following our receipt of written notice from him describing the event constituting good reason.

In the event of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C., each of Messrs. Walsh, Leonard, Houlton and Nielsen will be entitled to full vesting of his time options. As with Mr. Chiminski, their exit options and performance options will not automatically become fully vested in connection with a change in control; however, the exit options and performance options may become vested in connection with the transaction if the applicable performance targets are attained. Messrs. Walsh, Leonard, Houlton and Nielsen are each subject to the restrictive covenants contained in the subscription agreement, which covenants are described in the “Description of Equity-Based Awards” section above.

The following table lists the payments and benefits that would have been triggered for Messrs. Walsh, Leonard, Houlton and Nielsen under the circumstances described above assuming that the applicable triggering event occurred on June 30, 2010.

Triggering Event	Value of Non-Equity Incentive Compensation ($)	Value of Option Acceleration ($)(1)	Value of Severance Payment ($)(2)	Value of Continued Benefits Participation ($)(3)	Total ($)
Death or Disability
Walsh, Matthew	—	34,600		—	34,600
Houlton, Scott	—	25,000	—	—	25,000
Leonard, Stephen	—	40,000	—	—	40,000
Nielsen, Kurt	—	30,000	—	—	30,000

Termination by Us Without Cause or Termination by Executive for Good Reason
Walsh, Matthew	—	34,600	865,725	8,054	908,379
Houlton, Scott		25,000	673,750	11,190	709,940
Leonard, Stephen		40,000	612,500	11,190	663,690
Nielsen, Kurt		30,000	665,000	11,372	706,372

Change in Control
Walsh, Matthew	—	173,300	—	—	173,300
Houlton, Scott	—	125,000	—	—	125,000
Leonard, Stephen	—	200,000	—	—	200,000
Nielsen, Kurt	—	150,000	—	—	150,000

(1)	Amounts reported reflect the “spread” value of $100 per share based on PTS Holdings Corp.’s common stock having a fair market value of $850 per share on June 30, 2010.
(2)	The amounts reported represent the sum of each executive’s annual base salary and target annual bonus.
(3)	The amounts reported represent income attributable to the health care premiums paid by the Company with respect to each Named Officer’s continued participation in our employee benefit plans for a one year period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of PTS Holdings Corp.

PTS Holdings Corp. owns 100% of the limited liability company interests of PTS Intermediate Holdings LLC, which owns 100% of our issued and outstanding common stock.

The following table and accompanying footnotes set forth information with respect to the beneficial ownership of the common stock of PTS Holdings Corp. as of September 9, 2010 for (i) each individual or entity known by us to own beneficially more than 5% of the common stock of PTS Holdings Corp., (ii) each of our Named Executive Officers, (iii) each of our directors and (iv) all of directors and our executive officers as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent
Blackstone Funds(2)	1,053,979	99.15%
John R. Chiminski(3)(4)	2,207	*
Matthew Walsh(4)	1,147	*
Scott Houlton(4)	401	*
Stephen Leonard(4)	667	*
Kurt Nielsen(4)	553	*
Peter Baird(4)	150	*
Paul Clark(4)	150	*
Chinh E. Chu(5)	—	—
Michael Dal Bello(6)	—	—
Bruce McEvoy(7)	—	—
James Quella(8)	—	—
Melvin D. Booth	—	—
Arthur J. Higgins	3,000	*
All directors and executive officers as a group (24 persons)(9)	9,855	*

(*)	Less than 1%
(1)	Fractional shares beneficially owned have been rounded up to the nearest whole share.
(2)

Shares shown as beneficially owned by the Blackstone Funds are held directly by Phoenix Charter LLC. 100% of the limited liability company interests of Phoenix Charter LLC are held directly by BHP PTS Holdings L.L.C. Blackstone Healthcare Partners LLC is the managing member and controls approximately 87% of BHP PTS Holdings L.L.C. Paul Clark holds less than 1% of the interests in BHP PTS Holdings L.L.C. and affiliates of Aisling Capital and Genstar Capital, LLC hold 2.4% and 9.6% interests, respectively, in BHP PTS Holdings L.L.C. Blackstone Healthcare Partners LLC, by virtue of its management rights and controlling interest in BHP PTS Holdings L.L.C., has investment and voting control over the shares of PTS Holdings Corp. indirectly held by BHP PTS Holdings L.L.C. Blackstone Capital Partners V L.P., Blackstone Capital Partners V-AC L.P., BCP V-S L.P., BCP V Co-Investors L.P., Blackstone Family Investment Partnership V L.P., Blackstone Family

Investment Partnership V-SMD L.P., Blackstone Participation Partners V L.P. and International Healthcare Partners LLC are members of Blackstone Healthcare Partners LLC and Blackstone Capital Partners V L.P. is the managing member of Blackstone Healthcare Partners LLC (collectively, the “Blackstone Funds”). Blackstone Management Associates V L.L.C. (“BMA”) is the general partner of Blackstone Capital Partners V L.P. BMA V L.L.C. is the sole member of BMA. Blackstone Holdings III L.P. is the managing member and majority in interest owner of BMA V L.L.C. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Mr. Schwarzman disclaims beneficial ownership of such shares except to the extent of his indirect pecuniary interest therein. Mr. Chu and Mr. Quella, directors of the Company, are members of BMA and each disclaims any beneficial ownership of PTS Holdings Corp. common stock beneficially owned by BMA. Mr. Higgins, a director of the Company, is a member of International Healthcare Partners LLC and disclaims any beneficial ownership of PTS Holdings Corp. common stock beneficially owned by Blackstone Healthcare Partners LLC. Additionally, pursuant to the terms of the PTS Holdings Corp. securityholders agreement, the Blackstone Funds may be deemed to have shared voting and dispositive power over the remaining .85% of PTS Holdings Corp. common stock held by senior management of the Company. The address of each of the entities listed in this footnote is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(3)	Does not include 2,600 unvested non-voting restricted stock units and 400 vested but undelivered non-voting restricted stock units.
(4)	The number of shares beneficially owned includes shares of common stock issuable upon exercise of options that are currently exercisable and/or will be exercisable within 60 days after September 9, 2010, as follows: Mr. Chiminski (1,800), Mr. Walsh (747), Mr. Baird (150), Mr. Clark (150), Mr. Houlton (334), Mr. Leonard (534) and Mr. Nielsen (400).
(5)	Mr. Chu is a Senior Managing Director of Blackstone. Mr. Chu disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.
(6)	Mr. Dal Bello is a Managing Director of Blackstone. Mr. Dal Bello disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.
(7)	Mr. McEvoy is a Principal of Blackstone. Mr. McEvoy disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.
(8)	Mr. Quella is a Senior Managing Director of Blackstone. Mr. Quella disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds.
(9)	Includes 3,573 shares of common stock issuable upon exercise of options that are currently exercisable and/or exercisable within 60 days after September 9, 2010.

Equity Compensation Plan Information

The following table provides information for the fiscal year ended June 30, 2010 with respect to shares of PTS Holdings Corp. common stock that may be granted under the 2007 PTS Holdings Corp. Stock Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2) (a)	Weighted-average exercise price of outstanding options, warrants and rights(3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	74,864	$760.83	1,136

(1)	The 2007 PTS Holdings Corp. Stock Incentive Plan was approved by the Board of Directors of PTS Holdings Corp. on May 7, 2007.

(2)	All of the awards granted under the 2007 PTS Holdings Corp. Stock Incentive Plan are stock options, except for the 3,000 restricted stock units granted to Mr. Chiminski.
(3)	The weighted-average exercise price does not take into account restricted stock unit awards, which by their nature do not have an exercise price.

See Note 13 of the Audited Consolidated and Combined Financial Statements for more information on the 2007 PTS Holdings Corp. Stock Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

While we do not have a formal written policy, our board of directors will review and approve related party transactions on an as needed basis.

Agreements with Our Parent Companies

BHP PTS Holdings L.L.C. Securityholders Agreement

In connection with the closing of the Acquisition and the related financings, BHP PTS Holdings L.L.C. entered into a Securityholders Agreement with the Investors. The BHP PTS Holdings L.L.C. Securityholders Agreement governs the economic and voting characteristics of the units representing limited liability company membership interests in BHP PTS Holdings L.L.C. (which owns all of the equity interests of Phoenix Charter LLC), including with respect to restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions).

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

Other Related-Party Transactions

Certain facilities purchase gelatin and an Oral Technologies German subsidiary leases plant facilities, purchases other services and receives loans from time-to-time from a German company that is also the minority owner of an Oral Technologies German subsidiary. Gelatin purchases amounted to $26.4 million, $25.7 million and $22.8 million for fiscal years ended June 30, 2010, June 30, 2009 and June 30, 2008, respectively. Rental payments amounted to $5.1 million, $6.8 million and $7.6 million and purchased services amounted to $6.2 million, $5.8 million and $6.3 million in the same periods, respectively.

Klöckner Pentaplast, an affiliate with Blackstone, supplies the Company with raw materials, packaging materials and other supplies used in our operations. Purchases from Klöckner Pentaplast were approximately $4.0 million for the fiscal year ended June 30, 2010. We believe that these transactions were entered into in the ordinary course of our business and were conducted on an arm’s length basis.

The Company has a three year participation agreement with Core Trust Purchasing Group (“CPG”), which designates CPG as a supplier of an outsource service for indirect materials. The Company does not pay any fees to participate in this group arrangement, and can terminate participation at any time prior to the expiration of the agreement without penalty. The vendors separately pay fees to CPG for access to CPG’s consortium of customers. Blackstone entered into an agreement with CPG whereby Blackstone receives a portion of the gross fees vendors pay to CPG based on the volume of purchases made between the Company and other participants. Purchases from CPG were approximately $6.3 million and $4.8 million for the fiscal year ended June 30, 2010 and 2009, respectively.

The Company participates in an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. In consideration for these services, the Company pays Equity Healthcare a fee of $2.00 per participating employee per month. As of June 30, 2010, we had approximately 2,300 employees enrolled in our health benefit plans in the United States. Equity Healthcare is an affiliate of Blackstone.

In addition, the Company does business with a number of other companies affiliated with Blackstone; we believe that all such arrangements have been entered into in the ordinary course of our business and have been conducted on an arm’s length basis.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by Ernst & Young for the audit of the Company’s annual financial statements for the years ended June 30, 2010 and June 30, 2009, and fees billed for other services rendered by Ernst & Young during those periods.

	2010	2009
(in thousands)
Audit Fees	$3,666	$3,230
Audit-Related Fees	2	95
Tax Fees	535	1,680
All Other Fees	—	—

Total	$4,203	$5,005

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Consistent with SEC and Public Company Accounting Oversight Board requirements regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibly, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

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

Exhibit No.	Description

2.1	Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.01 to Cardinal Health’s Inc.’s Current Report on Form 8-K/A filed on April 16, 2007, File No. 1-11373)

2.2	Amendment No. 1, dated March 9, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.02 to Cardinal Health’s Inc.’s Current Report on Form 8-K/A filed on April 16, 2007, File No. 1-11373)

2.3	Amendment No. 2, dated April 10, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.03 to Cardinal Health’s Inc.’s Current Report on Form 8-K/A filed on April 16, 2007, File No. 1-11373)

2.4	Amendment No. 3, dated June 22, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.1.4 to Cardinal Health’s Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)

3.1	Amended and Restated Certificate of Incorporation of Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

3.2	Amended and Restated By-laws of Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.1	Senior Indenture dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc. and the Bank of New York (incorporated by reference to Exhibit 4.1 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.2	Senior Subordinated Indenture dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc. and the Bank of New York (incorporated by reference to Exhibit 4.2 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.3	Registration Rights Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Banc of America Securities LLC, Banc of America Securities Limited, Deutsche Bank Securities Inc., Deutsche Bank AG, London Branch, GE Capital Markets, Inc. and GE Corporate Finance Bank SAS (incorporated by reference to Exhibit 4.3 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.4	First Supplemental Indenture, dated as of July 3, 2008, to the Senior Indenture dated as of April 10, 2007, among Catalent US Holding I, LLC, Catalent US Holding II, LLC and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

4.5	First Supplemental Indenture, dated as of July 3, 2008, to the Senior Subordinated Indenture dated as of April 10, 2007, among Catalent US Holding I, LLC, Catalent US Holding II, LLC and The Bank of New York Mellon (incorporated by reference to Exhibit 4.5 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

Exhibit No.	Description

†10.1	Offer Letter, dated February 29, 2008, between Matthew Walsh and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2008, File No. 333-147871)

†10. 2	Severance Agreement, dated February 29, 2008, between Matthew Walsh and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2008, File No. 333-147871)

†10.3	Form of Severance Agreement (Stephen Leonard, Scott Houlton and Kurt Nielsen)*

†10.4	Offer Letter, dated May 4, 2009, between Stephen Leonard and Catalent Pharma Solutions, Inc.*

†10.5	Offer Letter, dated December 16, 2009, between Kurt Nielsen and Catalent Pharma Solutions, Inc.*

†10.6	Offer Letter, dated July 24, 2009, between Scott Houlton and Catalent Pharma Solutions, Inc.*

†10.7	Management Equity Subscription Agreement dated September 8, 2010 by and between PTS Holdings Corp. and Melvin D. Booth*

†10.8	Management Equity Subscription Agreement dated September 8, 2010 by and between PTS Holdings Corp. and Arthur J. Higgins*

10.9	Transaction and Advisory Fee Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Blackstone Management Partners V L.L.C., Genstar Capital L.L.C. and Aisling Capital, LLC (incorporated by reference to Exhibit 10.10 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.10	Securityholders Agreement, dated as of May 7, 2007, among PTS Holdings Corp., Blackstone Healthcare Partners LLC, BHP PTS Holdings LLC and the other parties thereto (incorporated by reference to Exhibit 10.11 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

†10.11	Form of Unit Subscription Agreement (incorporated by reference to Exhibit 10.12 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.12	Form of Management Equity Subscription Agreement (incorporated by reference to Exhibit 10.13 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.13	Form of Nonqualified Stock Option Agreement (executives) (incorporated by reference to Exhibit 10.14 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.14	Form of Nonqualified Stock Option Agreement (non-employee directors) (incorporated by reference to Exhibit 10.15 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.15	2007 PTS Holdings Corp. Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

†10.16	Amendment No. 1 to the 2007 PTS Holdings Corp. Stock Incentive Plan, dated September 8, 2010*

†10.17	Form of Nonqualified Stock Option Agreement (executives) approved October 23, 2009 (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

†10.18	Form of Nonqualified Stock Option Agreement (Paul Clark) approved September 8, 2010*

†10.19	Form of Nonqualified Stock Option Agreement Amendment (executives) approved October 23, 2009 (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

Exhibit No.	Description

†10.20	Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed on September 28, 2009, File No. 333-147871)

†10.21	First Amendment to the Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 17, 2009, File No. 333-147871)

†10.22	Second Amendment to the Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed on September 28, 2009, File No. 333-147871)

10.23	Credit Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other Lenders as parties thereto (incorporated by reference to Exhibit 10.19 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.24	Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc., (incorporated by reference to Exhibit 10.20 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.25	Security Agreement Supplement, dated as of July 1, 2008, to the Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding Inc. (incorporated by reference to Exhibit 10.26 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

10.26	Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.27	Intellectual Property Security Agreement Supplement, dated as of July 1, 2008, to the Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.28 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

10.28	Guaranty, dated as of April 10, 2007, among PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.22 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.29	Guaranty Supplement, dated as of July 1, 2008, to the Guaranty, dated as of April 10, 2007, among PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.30 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

†10.30	Employment Agreement, dated February 23, 2009 by and among PTS Holdings Corp., Catalent Pharma Solutions, Inc. and John R. Chiminski (including Form of Restricted Stock Unit Agreement and Form of Management Equity Subscription Agreement) (incorporated by reference to Exhibit 99.2 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K, filed on March 5, 2009, File No. 333-147871)

†10.31

Letter Agreement, dated October 30, 2009, by and among PTS Holdings Corp., Catalent Pharma Solutions, Inc. and John R. Chiminski (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on

Form 10-Q filed on February 12, 2010, File No. 333-147871)

†10.32	Letter Agreement, entered into on June 30, 2010, by and among PTS Holdings Corp., Catalent Pharma Solutions, Inc. and John R. Chiminski (including Form of Restricted Stock Unit Agreement) (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on July 7, 2010, File No. 333-147871)

Exhibit No.	Description

†10.33	Form of Nonqualified Stock Option Agreement (John R. Chiminski) approved October 23, 2009 (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

†10.34	Form of Restricted Stock Unit Agreement (John R. Chiminski) approved October 23, 2009 (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges*

21.1	List of Subsidiaries*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Furnished herewith.
†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 17, 2010.

CATALENT PHARMA SOLUTIONS, INC.

By:	/S/ SAMRAT S. KHICHI
Name:	Samrat S. Khichi
Title:	Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ JOHN R.CHIMINSKI John R. Chiminski	President & Chief Executive Officer	September 17, 2010

/S/ MATTHEW M. WALSH Matthew M. Walsh	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 17, 2010

/S/ CHINH E. CHU Chinh E. Chu	Director	September 17, 2010

/S/ MICHAEL DAL BELLO Michael Dal Bello	Director	September 17, 2010

/S/ BRUCE MCEVOY Bruce McEvoy	Director	September 17, 2010

/S/ PETER BAIRD Peter Baird	Director	September 17, 2010

/S/ JAMES QUELLA James Quella	Director	September 17, 2010

/S/ ARTHUR HIGGINS Arthur Higgins	Director	September 17, 2010

/S/ MELVIN BOOTH Melvin Booth	Director	September 17, 2010

/S/ PAUL CLARK Paul Clark	Director	September 17, 2010