Form 10-Q
period 2010-09-30
Catalent Pharma Solutions, Inc.
filed 2010-11-10
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 10, 2010, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. We disclaim any duty to update any forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in the Catalent Pharma Solution Inc.’s (“Catalent” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and the following:

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions)

Unaudited

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Net revenue	$402.1	$415.6
Cost of products sold	295.1	310.4

Gross margin	107.0	105.2
Selling, general and administrative expenses	74.8	70.5
Impairment charges and (gain)/loss on sale of assets	0.6	244.0
Restructuring and other	5.6	2.6

Operating income/(loss)	26.0	(211.9)
Interest expense, net	40.6	40.6
Other (income)/expense, net	12.1	30.6

Earnings/(loss) from continuing operations before income taxes	(26.7)	(283.1)
Income tax expense/ (benefit)	1.4	(10.6)

Earnings/(loss) from continuing operations	(28.1)	(272.5)
Earnings/(loss) from discontinued operations	(0.2)	(1.0)

Net earnings/(loss)	(28.3)	(273.5)
Net earnings/ (loss) attributable to noncontrolling interest	(0.8)	(1.8)

Net earnings/(loss) attributable to Catalent	$(27.5)	$(271.7)

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except shares)

Unaudited

	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$152.2	$164.0
Trade receivables, net	239.6	247.8
Inventories, net	155.4	142.9
Prepaid expenses and other	104.4	94.9

Total current assets	651.6	649.6
Property and equipment, net	768.4	749.6
Other assets:
Goodwill	883.4	848.9
Other intangibles, net	305.8	299.2
Deferred income taxes	142.0	138.3
Other	41.8	41.8

Total assets	$2,793.0	$2,727.4

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$28.9	$30.2
Accounts payable	119.9	127.8
Other accrued liabilities	226.0	224.0

Total current liabilities	374.8	382.0
Long-term obligations, less current portion	2,288.5	2,239.8
Pension liability	106.2	100.6
Deferred income taxes	200.8	198.7
Other liabilities	78.4	69.8
Commitments and contingencies (see Note 13)
Shareholder’s equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—
Additional paid in capital	1,078.7	1,074.2
Accumulated deficit	(1,315.2)	(1,287.7)
Accumulated other comprehensive loss	(16.3)	(48.5)

Total Catalent shareholder’s (deficit)/equity	(252.8)	(262.0)

Noncontrolling interest	(2.9)	(1.5)

Total (deficit)/equity	(255.7)	(263.5)

Total liabilities and equity	$2,793.0	$2,727.4

The accompanying notes are an integral part of these consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholder’s Equity

(in millions)

Unaudited

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Non controlling Interest	Total Equity
Balance at June 30, 2010	$—	$1,074.2	$(1,287.7)	$(48.5)	$(1.5)	$(263.5)
Equity contributions		3.1				3.1
Comprehensive income (loss):
Net (loss)/earnings			(27.5)		(0.8)
Dividend distribution to noncontrolling interest
Foreign currency translation adjustments				36.6	(0.6)
Deferred compensation				0.4	—
Change in unrealized gain/(loss) on derivatives				(4.8)
Total comprehensive income						3.3
Equity compensation		1.4				1.4

Balance at September 30, 2010	$—	$1,078.7	$(1,315.2)	$(16.3)	$(2.9)	$(255.7)

The accompanying notes are an integral part of this consolidated financial statement

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

Unaudited

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings / (loss)	$(28.3)	$(273.5)
Loss from discontinued operations	(0.2)	(1.0)

Earnings / (loss) from continuing operations	(28.1)	(272.5)
Adjustments to reconcile earnings/(loss) from continued operations to net cash from operations
Depreciation and amortization	29.4	32.4
Unrealized foreign currency transaction (gains)/ losses, net	10.7	27.7
Amortization of debt financing costs	2.4	2.4
Deferral of interest through utilization of PIK	—	—
Asset impairments and (gain)/loss on sale of assets	0.6	244.0
Equity compensation	1.4	(1.1)
Benefit for deferred income taxes	(1.2)	(3.7)
Provisions for bad debts and inventory	2.2	3.2
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	18.8	4.9
Decrease/(increase) in inventories	(6.4)	3.4
(Decrease)/increase in accounts payable	(14.3)	(13.4)
Other accrued liabilities and operating items, net	(15.4)	21.2

Net cash provided by/ (used in) operating activities from continuing operations	0.1	48.5

Net cash provided by/ (used in) operating activities from discontinued operations	—	(0.2)

Net cash provided by/ (used in) operating activities	0.1	48.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	3.0	—
Additions to property and equipment	(17.1)	(21.1)

Net cash provided by (used in) investing activities from continuing operations	(14.1)	(21.1)
Net cash provided by (used in) investing activities from discontinuing operations	—	—

Net cash used in investing activities	(14.1)	(21.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(2.3)	(1.6)
Repayments in revolver credit facility	—	(15.0)
Borrowings from revolver credit facility	—	—
Repayments of long-term obligations	(6.5)	(5.8)
Equity contributions	3.1	—

Net cash (used in)/ provided by financing activities from continuing operations	(5.7)	(22.4)

Net cash (used in)/ provided by from discontinued operations	—	—

Net cash (used in)/ provided by financing activities	(5.7)	(22.4)

Effect of foreign currency	7.9	1.3
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(11.8)	6.1
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	164.0	63.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152.2	$70.0

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$17.4	$17.4
Taxes paid	$11.7	$3.9

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

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2010. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results reported in these Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year. These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries. All inter-company transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to conform the prior periods consolidated financial statements and notes to the current period presentation including reclassification of the financial results of a site in Schorndorf, Germany from the Packaging Services business unit to the Oral Technologies business unit and certain income tax reclassifications within the guarantor/non guarantor financial statements.

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

Revenue Recognition

In accordance with Accounting Standard Codification (“ASC”) 605 Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances. Manufacturing and packaging revenue is recognized either upon shipment or delivery of the product, in accordance with the terms of the contract, which specify when transfer of title occurs. Some of the Company’s manufacturing contracts with its customers have annual minimum purchase requirements. At the end of the contract year, revenue is recognized for the remaining purchase obligation in accordance with the contract terms. Non-product revenue includes service fees, royalty fees, annual exclusivity fees, option fees to extend exclusivity agreements and milestone payments for attaining certain regulatory approvals and is recognized at fair value. Exclusivity payments are paid by customers in return for the Company’s commitment to manufacture certain products for those customers only. The revenue related to these agreements is recognized over the term of the exclusivity agreement or the term of the option agreement unless a particular milestone is designated, in which case revenue is recognized when service obligations or performance have been completed. Arrangements containing multiple revenue generating activities are accounted for in accordance with applicable accounting guidance included within the framework of U.S. GAAP. If the deliverable meets the criteria of a separate unit of accounting, the arrangement revenue is allocated to each element based upon its relative fair value. Generally, in cases where we have multiple contracts with the same customer we treat such contracts as separate arrangements.

Property and Equipment and Other Definite Lived Intangible Assets

Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 20 years; furniture and fixtures—3 to 10 years. Depreciation expense was $22.2 million and $23.7 million for the fiscal quarter ended September 30, 2010 and September 30, 2009, respectively. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to Codification Standard ASC 360 Property, Plant and Equipment (ASC 360). This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Statements of Operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arms length transactions. See Note 4 to the unaudited Consolidated Financial Statements for further discussion.

Goodwill

The Company accounts for goodwill and intangible assets with indefinite lives in accordance with Accounting Standard Codification (“ASC”) 350- Goodwill – Intangible and Other Assets, (“ASC 350”). Under ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize and comparative market information. Goodwill and other indefinite-lived intangible assets are tested for impairment in accordance with ASC 350. The Company’s impairment analysis is based on a discounted cash flow analysis and other valuation methods which incorporate assumptions that it believes marketplace participants would utilize. The discount rate used for impairment testing is based on the risk-free rate plus an adjustment for market and company-specific risk factors. The use of alternative estimates, or adjusting the discount rate used could affect the estimated fair value of the assets and potentially result in more or less impairment. Any identified impairment would result in an adjustment to the Company’s results of operations. See Note 3 to the unaudited Consolidated Financial Statements for further discussion.

Recent Financial Accounting Standards

In April 2010, the FASB issued Accounting Standard Update 2010-17, “Revenue Recognition – Milestone Method”, a standard that provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, if the milestone meets all criteria to be considered substantive. This standard is effective on a prospective basis for periods beginning after July 1, 2010. The adoption of this update did not have a material effect on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update No. 2009-13 “Multiple Deliverable Revenue Arrangements”, an amendment to the accounting standards related to the accounting for revenue derived from arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items under the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. We adopted this accounting standard on July 1, 2010 and adoption did not have a material impact on our consolidated financial statements.

2.	DISCONTINUED OPERATIONS

The Company completed its sale of the North Raleigh, North Carolina sterile injectables facility on November 13, 2009, to a third party for an amount which approximated fair value. The operating results of this facility are included in the Consolidated Statement of Operations for the three months ended September 30, 2009 within the discontinued operations.

Summarized Consolidated Statements of Operations data for these discontinued operations are as follows:

Three Months Ended September 30, 2009
(in millions)
Net revenue	$5.6

Loss before income taxes	(1.0)
Income tax (benefit)/expense	—

Loss from discontinued operations, net of tax	$(1.0)

3.	GOODWILL

The following table summarizes the changes between June 30, 2010 and September 30, 2010 in the carrying amount of goodwill in total and by reporting segment:

(in millions)	Oral Technologies	Sterile Technologies	Packaging Services	Development & Clinical Services	Total
Balance at June 30, 2010	$826.0	$—	$—	$22.9	$848.9
Foreign currency translation adjustments	33.2	—	—	1.3	34.5

Balance at September 30, 2010	$859.2	$—	$—	$24.2	$883.4

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

During first quarter in fiscal year 2010, the Company concluded that goodwill impairment indicators existed in the Sterile Blow-Fill Seal reporting unit and recorded a non-cash goodwill impairment charge of $158.3 million. In addition, in connection with our re-organization, certain components were moved out of the Packaging reporting unit and into the Development and Clinical Services unit. This re-organization resulted in allocating a relative fair value of the goodwill associated with the Packaging reporting unit to the new unit and recording a non-cash charge of $32.4 million.

Impairment charges are recorded within the Consolidated Statements of Operations as Impairment charges and loss/(gain) on sale of assets.

4.	DEFINITE LIVED LONG-LIVED ASSETS

Other intangible assets with definite lives are being amortized using the straight-line method over periods that range from twelve to twenty years. The details of other intangible assets subject to amortization by class as of September 30, 2010 and June 30, 2010, are as follows:

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
September 30, 2010
Amortized intangibles:
Core technology	20.0 years	$146.1	$(25.7)	$120.4
Customer relationships	12.0 years	51.8	(30.5)	21.3
Product relationships	12.0 years	231.8	(67.7)	164.1

Total amortized intangible assets		$429.7	$(123.9)	$305.8

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2010
Amortized intangibles:
Core technology	20.0 years	$139.0	$(22.7)	$116.3
Customer relationships	12.0 years	49.8	(29.7)	20.1
Product relationships	12.0 years	223.4	(60.6)	162.8

Total amortized intangible assets		$412.2	$(113.0)	$299.2

Amortization expense for the three months ended September 30, 2010 and 2009 were $7.2 million and $8.7 million, respectively.

Amortization expense in future periods is estimated to be:

(in millions)	Remainder fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015
Amortization expense	$21.6	$28.8	$28.8	$28.5	$28.4

In conjunction with the goodwill impairment identified in the first quarter of fiscal 2010, the Company completed its review of the impairment of other definite-lived intangible assets under ASC 350 within the Packaging Services segment and Sterile Technologies segment and recorded a non-cash charges to other definite-lived assets impairments of $9.7 million and $15.8 million, respectively, on the Consolidated Statement of Operations relating to intangible assets.

Also during the first quarter of fiscal year 2009 the Company completed the required review of long-lived assets under ASC 360 within the Packaging Services segment and Sterile Technologies segment to test recoverability and recorded a non-cash charge of approximately $24.7 million and $3.1 million respectively, during the three months ended September 30, 2009.

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

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in Euros. At September 30, 2010, the Company had Euro denominated debt outstanding of $635.7 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in Accumulated Other Comprehensive Income (Loss) as part of the cumulative translation adjustment. During the first quarter of fiscal 2011, the Company recorded $54.5 million as a loss within cumulative translation adjustment. The accumulated balance of this net investment as of September 30, 2010 included within Other Comprehensive Income is approximately $54 million. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated.

Credit Risk Related to Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of September 30, 2010, the terminal value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $63.2 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $9.0 million. If the Company had breached any of these provisions at September 30, 2010, it could have been required to settle its obligations under the agreements at their termination value of $63.2 million.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the first quarter of fiscal year 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

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

As of September 30, 2010, the Company had three outstanding interest rate derivatives, which were effective June 30, 2010 with a combined notional value of $760 million and €240 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twelve months ended September 30, 2010, the Company estimates that an additional $26.0 million will be reclassified as an increase to interest expense.

Non-designated Hedges of Interest Rate Risk

Derivatives not designated as hedges for financial accounting purposes are not speculative and are used to manage the Company’s economic exposure to interest rate movements but, as of September 30, 2010, do not meet the hedge accounting requirements for financial reporting purposes of ASC 815 Derivatives and Hedging. Changes in the fair value of derivatives not designated as a hedge for financial accounting purposes are recorded directly into earnings as other expense. As of September 30, 2010, the Company had a ¥1.925 billion notional value outstanding derivative maturing on April 15, 2013 that was not designated for financial accounting purposes as a hedge in a qualifying hedging relationship.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2010 and June 30, 2009.

	Fair Values of Derivative Instruments
	Liability Derivatives		Liability Derivatives
	As of September 30, 2010		As of June 30, 2010
(in millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other accrued liabilities and other liabilities	$60.4	Other accrued liabilities and other liabilities	$54.8
Total derivatives designated as hedging instruments under ASC 815:		$60.4		$54.8
Derivatives not designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other accrued liabilities and other liabilities	$0.4	Other accrued liabilities and other liabilities	$0.4
Total derivatives not designated as hedging instruments under ASC 815:		$0.4		$0.4

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2010 and June 30, 2010.

(in millions)	The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Three Months Ended September 30, 2010 and September 30, 2009.
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended September 30, 2010:
Interest Rate Swaps	$(11.6)	Interest income/ (expense), net	$(6.9)	Interest income/ (expense), net	$—
Three Months Ended September 30, 2009:
Interest Rate Swaps	$(14.9)	Interest income/(expense), net	$(5.4)	Interest income/ (expense), net	$(0.4)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Three Months Ended September 30, 2010 :
Interest Rate Swaps	Other income / (expense), net	$—
Three Months Ended September 30, 2009 :
Interest Rate Swaps	Other income / (expense), net	$(3.4)

6.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

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

Fair value under ASC 820 is principally applied to financial assets and liabilities which, for Catalent, include both investments in money market funds and derivative instruments—interest rate swaps. There were no changes from the previously reported classification of financial assets and liabilities. The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements using:
(in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$60.8	$—	$60.8	$—

Liabilities
Long-term debt and other	$2,196.1	$—	$2,196.1	$—

Cash and Cash Equivalents

The fair value of cash and cash equivalents is estimated on the quoted market price of the investments. The carrying amounts of the Company’s cash equivalents approximate their fair value due to the short-term maturity of these instruments.

Derivative Instruments –Interest Rate Swaps

Currently, the Company uses interest rate swaps to manage interest rate risk on its variable rate long-term debt obligations. The fair value of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) and derived from observed market interest rate curves. In addition, to comply with the provision of ASC 820, credit valuation adjustments, which consider the impact of any credit enhancements on the contracts, are incorporated in the fair values to account for potential nonperformance risk. See Footnote 5 - Derivative Instruments and Hedging Activities.

Long-Term Obligations

The estimated fair value of long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any.

The carrying amounts and the estimated fair values of financial instruments as of September 30, 2010 and June 30, 2010, are as follows:

	September 30, 2010		June 30, 2010
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,317.4	$2,196.1	$2,270.0	$2,070.0
LIBOR interest rate swap	45.6	45.6	39.7	39.7
EURIBOR interest rate swap	14.8	14.8	15.1	15.1
TIBOR interest rate swap	0.4	0.4	0.4	0.4

The estimated fair values are based on quoted market prices for the same or similar instruments and/or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

7.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following at September 30, 2010 and June 30, 2010:

(in millions)	Maturity	September 30, 2010	June 30, 2010
Senior Secured Credit Facilities
Term loan facility Dollar-denominated	April 2014	$1,025.5	$1,028.2
Term loan facility Euro-denominated	April 2014	345.4	316.6
9 1/2 % Senior Toggle Notes	April 2015	624.4	624.4
9 3/4 % Senior Subordinated Euro-denominated Notes	April 2017	290.3	265.4
Revolving Credit Agreement	April 2013	—	—
Other Obligations		31.8	35.4

Total		2,317.4	2,270.0
Less: current portion and other short-term borrowings		28.9	30.2

Long-term obligations, less current portion short-term borrowings		$2,288.5	$2,239.8

The Company has the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its $565 million 9 1/2% /10 1/4 % Senior PIK-Election Notes due 2015 (the “Senior Toggle Notes”) in lieu of making cash interest payments. While the Company had sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company elected to do so for the October 15, 2009 and April 15, 2010 interest payment dates as an efficient and cost-effective method to further enhance liquidity in light of the substantial dislocation in the financial markets. During the PIK election period, the Senior Toggle Notes and PIK interest amount were subject to an interest rate of 10 1/4%. For the interest period ending on October 15, 2010, the Company elected to make such interest payment entirely in cash.

In connection with this election, on April 12, 2010, the Company delivered notice to The Bank of New York Mellon (formerly known as The Bank of New York), in its capacity as trustee under the indenture for the Company’s outstanding Senior Toggle Notes, that, with respect to the interest due on such notes on the October 15, 2010 interest payment date, the Company would make such interest payment entirely in cash at the cash interest rate of 9 1/2%. The entirely cash interest election is now the default election for future interest periods unless the Company elects otherwise prior to the beginning of any future interest period. The Company did not elect to change the cash interest election for the interest period ending on April 15, 2011.

The Company also uses interest rate swaps to manage the economic effect of variable interest obligations associated with floating term loans so that the interest payable effectively becomes fixed at a certain rate, thereby reducing the interest rate changes on interest expense. As of September 30, 2010, the Company had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with its floating rate term loans through April 2013. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

8.	INCOME TAXES

The Company’s provision for income taxes relative to earnings/(loss) from continuing operations before income taxes and noncontrolling interest was a provision of $1.4 million for the three months ended September 30, 2010, as compared to a benefit of $(10.6) million for the three months ended September 30, 2009. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Germany, the United Kingdom and France. With few exceptions, we are no longer subject to non-U.S. income tax examinations for years prior to 2002. Under the terms of the purchase agreement related to the Acquisition, the Company is indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of September 30, 2010, approximately $16.7 million of unrecognized tax benefits and related interest is subject to indemnification by Cardinal.

As of September 30, 2010, the Company had a total of $46.8 million of unrecognized tax benefits. Of this amount, $30.1 million represents the amount of unrecognized tax benefits, including interest and penalties, which, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2010, the Company has approximately $7.8 million of accrued interest and penalties related to uncertain tax positions.

9.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of the Company’s net periodic benefit costs are as follows:

(in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Components of net periodic benefit cost:
Service cost	$0.6	$0.6
Interest cost	3.1	3.5
Expected return on plan assets	(2.2)	(2.2)
Amortization (1)	0.2	0.4

Net amount recognized	$1.7	$2.3

(1)	Amount represents the amortization of unrecognized actuarial gains.

10.	RELATED PARTY TRANSACTIONS

Advisor Transaction and Management Fees

The Company entered into a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investor’s investment. The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. For fiscal 2011 the fee is expected to approximate $10 million. During the three months ended September 30, 2010, $2.5 million was expensed and recorded in Selling, General and Administrative expenses in the Consolidated Statement of Operations. The remaining balance is recorded as a pre-paid expense classified within Prepaid and Other assets on the consolidated balance sheet.

11.	COMPREHENSIVE EARNINGS/(LOSS) AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS/(LOSS)

Comprehensive earnings/(loss) for the three months ended September 30, 2010 and September 30, 2009 are as follows:

(in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Net loss before allocation to noncontrolling interest	$(27.5)	$(271.7)
Other comprehensive income/(losses):
Foreign currency translation adjustments	36.6	18.6
Deferred compensation	0.4	—
Change in unrealized loss on derivatives	(4.8)	(9.8)

Comprehensive income	$32.2	$8.8

Total comprehensive income/(loss) before allocation to noncontrolling interest	4.7	(262.9)
Comprehensive loss attributable to noncontrolling interest	(1.4)	(1.7)

Comprehensive income (loss) attributable to Catalent	$3.3	$(264.6)

Accumulated other comprehensive earnings/(loss) consist of:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Deferred Compensation	Pension Liability Adjustments	Other Comprehensive Earnings/(Loss)
Balance at June 30, 2010	$27.9	$(49.3)	$(0.3)	$(26.8)	$(48.5)
Activity, net of tax	36.6	(4.8)	0.4	—	32.2

Balance at September 30, 2010	$64.5	$(54.1)	$0.1	$(26.8)	$(16.3)

12.	EQUITY BASED COMPENSATION

The following table summarizes the impact of the equity-based compensation expense recorded in the Company’s Statement of Operations:

(in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Stock compensation expense in selling, general and administrative	$1.4	$(1.1)

The activity of the equity-based compensation program for the three months ended September 30, 2010 is presented below:

	Time Based Awards	Performance Based Awards	Market Based Awards
	Number of Shares	Number of Shares	Number of Shares
Balance at June 30, 2010	36,040	11,416	27,408
Granted	1,812	—	—
Exercised	—	—	—
Forfeited	(2,014)	(1,018)	(2,032)

Balance at September 30, 2010	35,838	10,398	25,376

In addition to nonqualified stock options at the three months ended September 30, 2010, the Company had outstanding 3,000 restricted stock units with respect to compensation for a participant to receive shares of common stock equal to the units vested upon settlement.

13.	COMMITMENTS AND CONTINGENCIES

The Company, along with several pharmaceutical companies, is named as a defendant in one hundred fifty-one civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including making a determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

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

The Company conducts its business within the following four segments: Oral Technologies, Sterile Technologies, Packaging Services and Development & Clinical Services. The Company evaluates the performance of its segments based on segment earnings before noncontrolling interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”). EBITDA from continuing operations is consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense, depreciation and amortization and is adjusted for the income or loss attributable to non controlling interest. The Company’s presentation of Segment EBITDA and EBITDA from continuing operations may not be comparable to similarly-titled measures used by other companies.

The following tables include net revenue and Segment EBITDA during the three months ended September 30, 2010:

(in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Oral Technologies
Net revenue	$244.0	$247.1
Segment EBITDA	52.2	49.7
Sterile Technologies
Net revenue	53.7	61.5
Segment EBITDA	5.2	10.5
Packaging Services
Net revenue	68.3	72.4
Segment EBITDA	3.1	3.5
Development and Clinical Services
Net revenue	43.4	40.4
Segment EBITDA	8.9	5.8

Inter-segment revenue elimination	(7.3)	(5.8)
Unallocated Costs(1)	(25.3)	(277.8)

Combined Total
Net revenue	402.1	415.6
EBITDA from continuing operations	$44.1	$(208.3)

(1)	Unallocated costs include special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Impairment charges and (gain)/loss on sale of assets	$(0.6)	$(244.0)
Equity compensation	(1.4)	1.1
Restructuring and other special items	(8.1)	(3.8)
Sponsor advisory fee	(2.5)	(2.5)
Noncontrolling interest	0.8	1.8
Other income (expense), net	(12.1)	(30.6)
Non-allocated corporate costs, net	(1.4)	0.2

Total unallocated costs	$(25.3)	$(277.8)

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

(in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Earnings/(loss) from continuing operations	$(28.1)	$(272.5)
Depreciation and amortization	29.4	32.4
Interest expense, net	40.6	40.6
Income tax benefit/(expense)	1.4	(10.6)
Noncontrolling interest	0.8	1.8

EBITDA from continuing operations	$44.1	$(208.3)

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial Statements:

(in millions)	September 30, 2010	June 30, 2010
Assets
Oral Technologies	$2,410.1	$2,318.3
Sterile Technologies	240.4	216.2
Packaging Services	203.1	194.0
Development and Clinical Services	335.6	314.0
Corporate and eliminations	(396.2)	(315.1)

Total assets	$2,793.0	$2,727.4

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at September 30, 2010 and June 30, 2010, is detailed in the following tables.

Inventories

Work-in-process and finished goods inventories include raw materials, labor and overhead. Inventories consisted of the following:

(in millions)	September 30, 2010	June 30, 2010
Raw materials and supplies	$95.9	$82.1
Work-in-process	30.3	27.3
Finished goods	47.7	52.1

Total inventory, gross	173.9	161.5
Inventory reserves	(18.5)	(18.6)

Total inventory, net	$155.4	$142.9

Prepaid and other assets

Prepaid and other assets consist of the following:

(in millions)	September 30, 2010	June 30, 2010
Prepaid expenses	$23.0	$19.1
Spare parts supplies	12.2	12.3
Deferred taxes	19.8	17.5
Other current assets	49.4	46.0

Total prepaid and other assets	$104.4	$94.9

Property and equipment

Property and equipment consists of the following:

(in millions)	September 30, 2010	June 30, 2010
Land, buildings and improvements	$422.0	$407.7
Machinery and equipment	512.0	507.4
Furniture and fixtures	11.4	9.5
Construction in progress	76.8	69.7

Property and equipment, at cost	1,022.2	994.3
Accumulated depreciation	(253.8)	(244.7)

Property and equipment, net	$768.4	$749.6

Other assets

Other assets consist of the following:

(in millions)	September 30, 2010	June 30, 2010
Deferred long term debt financing costs	$32.2	$34.3
Other	9.6	7.5

Total other assets	$41.8	$41.8

Other accrued liabilities

Other accrued liabilities consist of the following:

(in millions)	September 30, 2010	June 30, 2010
Accrued employee-related expenses	$58.4	$72.8
Restructuring accrual	14.3	15.6
Deferred income tax	0.3	0.3
Accrued interest	40.3	17.8
Interest rate swaps	26.0	24.0
Deferred revenue and fees	15.2	19.6
Accrued income tax	24.1	30.1
Other accrued liabilities and expenses	47.4	43.8

Total other accrued liabilities	$226.0	$224.0

16.	SUBSEQUENT EVENTS

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

The following condensed financial information presents the Company’s Consolidating Balance Sheet as of September 30, 2010 and as of June 30, 2010 and the Consolidating Statements of Operations for three months ended September 30, 2010 and September 30, 2009 and Cash Flows for the three months ended September 30, 2010 and September 30, 2009 for: (a) Catalent Pharma Solutions, Inc. (“Issuer” and/or “Parent”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Three Months Ended September 30, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$142.9	$265.5	$(6.3)	$402.1
Cost of products sold	—	98.3	203.1	(6.3)	295.1

Gross margin	—	44.6	62.4	—	107.0
Selling, general and administrative expenses	1.4	44.1	29.3	—	74.8
Impairment charges and (gain)/loss on sale of assets	0.2	0.2	0.2	—	0.6
Restructuring and other	—	2.7	2.9	—	5.6

Operating earnings/(loss)	(1.6)	(2.4)	30.0	—	26.0
Interest expense, net	39.7	0.8	0.1	—	40.6
Other (income)/expense, net	(14.1)	(13.0)	29.3	9.9	12.1

Earnings/(loss) from continuing operations before income taxes	(27.2)	9.8	0.6	(9.9)	(26.7)
Income tax (benefit)/expense	0.3	1.6	(0.5)	—	1.4

Earnings/(loss) from continuing operations	(27.5)	8.2	1.1	(9.9)	(28.1)
Loss from discontinued operations	—	—	(0.2)	—	(0.2)

Net earnings/(loss)	(27.5)	8.2	0.9	(9.9)	(28.3)
Net earnings/(loss) attributable to noncontrolling interest	—	—	(0.8)	—	(0.8)

Net earnings/(loss) attributable to Catalent	$(27.5)	$8.2	$1.7	$(9.9)	$(27.5)

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

September 30, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$11.8	$8.4	$132.0	$—	$152.2
Trade receivables, net	—	74.0	165.6	—	239.6
Intercompany receivables	—	259.2	651.8	(911.0)	—
Inventories, net	—	38.8	116.6	—	155.4
Prepaid expenses and other	22.4	27.9	54.1	—	104.4

Total current assets	34.2	408.3	1,120.1	(911.0)	651.6
Property and equipment, net	—	331.2	437.2	—	768.4
Goodwill, net	—	308.1	575.3	—	883.4
Other intangibles, net	—	102.2	203.6	—	305.8
Investment in subsidiaries	2,809.0	—	—	(2,807.4)	1.6
Intercompany long-term receivable	—	—	—	—	—
Deferred income taxes	7.7	98.0	36.3	—	142.0
Other assets	33.9	4.2	3.7	(1.6)	40.2

Total assets	$2,884.8	$1,252.0	$2,376.2	$(3,720.0)	$2,793.0

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.2	$4.2	$10.5	$—	$28.9
Accounts payable	—	25.1	94.8	—	119.9
Intercompany accounts payable	684.0	—	—	(684.0)	—
Other accrued liabilities	67.5	67.1	91.4	—	226.0

Total current liabilities	765.7	96.4	196.7	(684.0)	374.8
Long-term obligations, less current portion	2,271.4	1.0	16.1	—	2,288.5
Intercompany long-term debt	37.8	61.7	127.5	(227.0)	—
Pension liability		20.6	85.6	—	106.2
Deferred income taxes	11.6	124.1	65.1	—	200.8
Other liabilities	34.4	19.6	24.4	—	78.4
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,078.7	—	—	—	1,078.7
Shareholder’s equity	—	936.9	1,872.1	(2,809.0)	—
Accumulated deficit	(1,315.2)	—	—	—	(1,315.2)
Accumulated other comprehensive income/(loss)	0.4	(8.3)	(8.4)	—	(16.3)

Total shareholder’s equity	(236.1)	928.6	1,863.7	(2,809.0)	(252.8)

Noncontrolling interest	—	—	(2.9)	—	(2.9)

Total equity	(236.1)	928.6	1,860.8	(2,809.0)	(255.7)

Total liabilities and shareholder’s equity	$2,884.8	$1,252.0	$2,376.2	$(3,720.0)	$2,793.0

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$17.7	$31.7	$114.6	$—	$164.0
Trade receivables, net	—	72.4	175.4	—	247.8
Intercompany receivables	—	247.8	644.1	(891.9)	—
Inventories, net	—	35.0	107.9	—	142.9
Prepaid expenses and other	22.4	25.4	47.1	—	94.9
Assets held for sale	—	—	—	—	—

Total current assets	40.1	412.3	1,089.1	(891.9)	649.6
Property and equipment, net	—	334.8	414.8	—	749.6
Goodwill, net	—	308.0	540.9	—	848.9
Other intangibles, net	—	103.3	195.9	—	299.2
Investment in subsidiaries	2,799.1	—	—	(2,797.4)	1.7
Inter-company loan receivable	—	—	—	—	—
Deferred income taxes	7.7	97.9	32.7	—	138.3
Other assets	36.0	4.2	1.5	(1.6)	40.1

Total assets	$2,882.9	$1,260.5	$2,274.9	$(3,690.9)	$2,727.4

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$13.9	$6.2	$10.1	$—	$30.2
Accounts payable	—	25.0	102.8	—	127.8
Intercompany accounts payable	682.1	—	—	(682.1)	—
Other accrued liabilities	42.9	87.1	94.0	—	224.0
Liabilities held for sale	—	—	—	—	—

Total current liabilities	738.9	118.3	206.9	(682.1)	382.0
Long-term obligations, less current portion	2,220.8	1.4	17.6	—	2,239.8
Intercompany long-term debt	34.3	58.5	116.9	(209.7)	—
Pension liability	—	20.8	79.8	—	100.6
Deferred income taxes	11.3	122.6	64.8	—	198.7
Other liabilities	30.8	16.8	22.2	—	69.8
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,074.2	—	—	—	1,074.2
Shareholder’s equity	—	930.8	1,868.3	(2,799.1)	—
Accumulated deficit	(1,287.7)	—	—	—	(1,287.7)
Accumulated other comprehensive income/(loss)	60.3	(8.7)	(100.1)	—	(48.5)

Total shareholder’s equity	(153.2)	922.1	1,768.2	(2,799.1)	(262.0)

Noncontrolling interest	—	—	(1.5)	—	(1.5)

Total equity	(153.2)	922.1	1,766.7	(2,799.1)	(263.5)

Total liabilities and shareholder’s equity	$2,882.9	$1,260.5	$2,274.9	$(3,690.9)	$2,727.4

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Three Months Ended September 30, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(27.5)	$8.2	$0.9	$(9.9)	$(28.3)
Loss from discontinued operations	—	—	(0.2)	—	(0.2)

Earnings/(loss) from continuing operations	(27.5)	8.2	1.1	(9.9)	(28.1)
Adjustments to reconcile earnings/loss from continued operations to net cash from operations:
Depreciation and amortization	—	13.5	15.9	—	29.4
Unrealized foreign currency transaction (gains)/losses, net	(4.1)	1.6	13.2	—	10.7
Amortization of debt financing costs	2.4	—	—	—	2.4
Deferral of interest through utilization of PIK	—	—	—	—	—
Asset impairments and (gain)/loss on sale of assets	0.2	0.2	0.2	—	0.6
Equity compensation	1.4	—	—	—	1.4
Income from subsidiaries	(9.9)	—	—	9.9	—
Provision (benefit) for deferred income taxes	0.3	1.4	(2.9)	—	(1.2)
Provisions for bad debts and inventory	—	2.0	0.2	—	2.2
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	(1.6)	20.4	—	18.8
Decrease/(Increase) in inventories	—	(5.7)	(0.7)	—	(6.4)
Increase/(Decrease) in accounts payable	—	0.1	(14.4)	—	(14.3)
Other accrued liabilities and operating items, net	27.2	(23.5)	(19.1)	—	(15.4)

Net cash provided by/(used in) operating activities from continuing operations	(10.0)	(3.8)	13.9	—	0.1
Net cash provided by/(used in) operating activities from discontinued operations	—	—	—	—	—

Net cash provided by/ (used in) operating activities	(10.0)	(3.8)	13.9	—	0.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	—	3.0	—	3.0
Additions to property and equipment	—	(7.7)	(9.4)	—	(17.1)

Net cash used in investing activities from continuing operations	—	(7.7)	(6.4)	—	(14.1)
Net cash used in investing activities from discontinued operations	—	—	—	—	—

Net cash used in investing activities	—	(7.7)	(6.4)	—	(14.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	(48.0)	(11.5)	59.5	—	—
Net change in short-term borrowings	(2.0)	—	(0.3)	—	(2.3)
Repayments in revolver credit facility	—	—	—	—	—
Borrowings from revolver credit facility	—	—	—	—	—
Repayments in long-term obligations	(3.5)	(0.4)	(2.6)	—	(6.5)
Payment of noncontrolling interest dividend	—	—	—	—	—
Equity (redemption) contribution	3.1	—	—	—	3.1

Net cash (used in)/ provided by financing activities from continuing operations	(50.4)	(11.9)	56.6	—	(5.7)
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	(50.4)	(11.9)	56.6	—	(5.7)

Effect of foreign currency on cash	54.5	—	(46.6)	—	7.9
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(5.9)	(23.4)	17.5	—	(11.8)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	17.7	31.8	114.5	—	164.0

CASH AND EQUIVALENTS AT END OF PERIOD	$11.8	$8.4	$132.0	$—	$152.2

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

The Company

Catalent Pharma Solutions, Inc. is one of the leading providers of advanced drug delivery technologies and outsourced development, manufacturing, and packaging services to the global pharmaceutical, biotechnology and consumer health industry. Our proprietary drug delivery and formulation technologies help our customers achieve their desired clinical and market outcomes and are used in many well-known products. Our business is organized in four operating segments: Development & Clinical Services, Oral Technologies, Sterile Technologies and Packaging Services. We believe that through our prior and ongoing investments in capacity, ongoing focus on operational excellence, innovation activities, the sales of existing products and introduction of new products by our customers, we will continue to benefit from attractive margins and from the growth potential in these areas.

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

There were no material changes to the critical accounting policies or in the underlying accounting assumptions and estimates from those described in the Company’s fiscal year 2010 Annual Report on Form 10-K, other than recently adopted accounting principles, none of which had a material impact.

Recent Financial Accounting Standards

In April 2010, the FASB issued Accounting Standard Update 2010-17, “Revenue Recognition – Milestone Method”, a standard that provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, if the milestone meets all criteria to be considered substantive. This standard is effective on a prospective basis for periods beginning after July 1, 2010. The adoption of this update did not have a material effect on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standard Update No. 2009-13 “Multiple Deliverable Revenue Arrangements”, an amendment to the accounting standards related to the accounting for revenue derived from arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items under the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. We adopted this accounting standard in the first quarter of fiscal 2011 and adoption did not have a material impact on our consolidated financial statements.

Results of Operations

Use of EBITDA from continuing operations

Management measures operating performance based on consolidated earnings from continuing operations before interest expense, expense/ (benefit) for income taxes, depreciation and amortization and is adjusted for the income or loss attributable to non controlling interest (“EBITDA from continuing operations”). EBITDA from continuing operations is not defined under US U.S. GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP and is subject to important limitations.

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

Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009

Results for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 are as follows:

(in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Increase/(Decrease)
			$	%
Net revenue	$402.1	$415.6	$(13.5)	-3%
Cost of products sold	295.1	310.4	(15.3)	-5%

Gross margin	107.0	105.2	1.8	2%
Selling, general and administrative expense	74.8	70.5	4.3	6%
Impairment charges and (gain)/loss on sale of assets	0.6	244.0	(243.4)	*
Restructuring and other	5.6	2.6	3.0	*

Operating earnings/(loss)	26.0	(211.9)	237.9	*
Interest expense, net	40.6	40.6	—	*
Other (income)/expense, net	12.1	30.6	(18.5)	-60%

Earnings/(loss) from continuing operations before income taxes	(26.7)	(283.1)	256.4	-91%
Income tax expense/ (benefit)	1.4	(10.6)	12.0	*

Earnings/(loss) from continuing operations	(28.1)	(272.5)	244.4	90%
Earnings /(loss) from discontinued operations	(0.2)	(1.0)	0.8	-80%

Net earnings/(loss)	(28.3)	(273.5)	245.2	-90%
Net earnings/(loss) attributable to noncontrolling interest	(0.8)	(1.8)	1.0	-56%

Net earnings/(loss) attributable to Catalent	$(27.5)	$(271.7)	$244.2	-90%

*	Percentage not meaningful

Net Revenue

Net revenue decreased $13.5 million, or 3%, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted revenue by approximately 4%, or $16.1 million. Excluding the impact of foreign exchange, net revenue increased by $2.6 million, or 1%, during the three months ended September 30, 2010, primarily due to increased demand within the Oral Technologies and Development & Clinical Services segments, partially offset by declines within the Sterile Technologies and Packaging Services segments. Within Oral Technologies, the increase was primarily driven by increased demand for prescription softgel products from several North American and European facilities. Within Development & Clinical Services, the increase was primarily driven by increased demand for clinical supply services within Europe and demand within North American for our biologics services. Sterile Technologies declines were primarily driven by lower new product development activity and certain customer volume declines from the blow-fill-seal offering. Within Packaging Services, the decline was the result of decreased demand for commercial packaging services due to lower market demand.

Gross Margin

Gross margin increased $1.8 million, or 2%, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted gross margin by approximately 4%, or $4.7 million. Excluding the impact of foreign exchange, gross margin increased by $6.4 million, or 6%, primarily due product mix related to revenue increases within the Oral Technologies segment and manufacturing indirect cost savings across the Packaging Services segment driven by the Company’s continued focus on cost management and operating efficiencies.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by approximately 6%, or $4.3 million, compared to the comparable period of fiscal 2010. The stronger U.S. dollar decreased selling, general and administrative expense by approximately 3%, or $2.0 million. Excluding the impact of foreign exchange, selling, general and administrative expenses increased 9%, or $6.3 million, as compared to the same period a year ago primarily due to an increase in R&D spending and investments in our sales and marketing functions within the Company’s operating segments.

Restructuring and Other

Restructuring and other special items charges of $5.6 million for the three months ended September 30, 2010 increased $3.0 million compared to the same period from a year ago. The current period charges included asset impairment, real estate and employee related charges related to planned facility consolidations announced in prior periods.

Interest Expense, net

Interest expense, net of $40.6 million for the three months ended September 30, 2010 was essentially flat compared to the period ended September 30, 2009.

Other (Income)/Expense, net

Other expense, net decreased by $18.5 million for the three months ended September 30, 2010 compared to the same three months of the prior fiscal year. This fluctuation primarily resulted from recording non-cash unrealized foreign currency transaction losses of $10.7 million during the first quarter of fiscal year 2011 compared with $27.7 million of non-cash unrealized foreign currency transaction losses in the comparable prior year period. In addition, Euro hedge losses recorded in the prior year totaled $3.4 million as compared to zero in the first quarter of fiscal 2011 due to the designation of the financial instrument for hedge accounting purposes effective October 1, 2010. These amounts were offset by an increase in realized foreign currency losses of approximately $1.7 million.

Provision/(Benefit) for Income Taxes

The income tax provision / (benefit) relative to earnings / (loss) before income taxes, minority interest and discontinued operations was 5.0 % and (3.7)% for the three months ended September 30, 2010 and 2009, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%. Our provision / (benefit) for income taxes for the three months ended September 30, 2010 was $1.4 million and relative to losses before income taxes of $(26.7) million, resulted in an effective tax rate of 5.0%. Our provision / (benefit) for income taxes for the three months ended September 30, 2009 was $(10.6) million and relative to losses before income taxes of $(283.1) million, resulted in an effective tax rate of (3.7)%.

Segment Review

The Company’s results on a segment basis for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 are as follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Increase/(Decrease)
(in millions)	2010	2009	$	%
Oral Technologies
Net revenue	$244.0	$247.1	$(3.1)	-1%
Segment EBITDA	52.2	49.7	2.5	5%
Sterile Technologies
Net revenue	53.7	61.5	(7.8)	-13%
Segment EBITDA	5.2	10.5	(5.3)	-50%
Packaging Services
Net revenue	68.3	72.4	(4.1)	-6%
Segment EBITDA	3.1	3.5	(0.4)	-11%
Development and Clinical Services
Net revenue	43.4	40.4	3.0	7%
Segment EBITDA	8.9	5.8	3.1	53%
Inter-segment revenue elimination	(7.3)	(5.8)	(1.5)	26%
Unallocated costs (1)	(25.3)	(277.8)	252.5	-91%
Combined Total
Net revenue	402.1	415.6	(13.5)	-3%
EBITDA from continuing operations	$44.1	$(208.3)	$252.4	*

*	Percentage not meaningful

(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Impairment charges and (gain)/loss on sale of assets	$(0.6)	$(244.0)
Equity compensation	(1.4)	1.1
Restructuring and other special items	(8.1)	(3.8)
Sponsor advisory fee	(2.5)	(2.5)
Noncontrolling interest, net	0.8	1.8
Other income/(expense), net	(12.1)	(30.6)
Non-allocated corporate costs, net	(1.4)	0.2

Total unallocated costs	$(25.3)	$(277.8)

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA from continuing operations

(in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009
Earnings/(loss) from continuing operations	$(28.1)	$(272.5)
Depreciation and amortization	29.4	32.4
Interest expense, net	40.6	40.6
Income tax expense (benefit)	1.4	(10.6)
Noncontrolling interest	0.8	1.8

EBITDA from continuing operations	$44.1	$(208.3)

Oral Technologies segment

Net revenue decreased by 1%, or $3.1 million, compared to the same period a year ago. The stronger U.S. dollar negatively impacted revenue totals by approximately 4%, or $9.2 million. Excluding the impact of foreign exchange rates, net revenue increased by 2%, or $6.1 million. This increase was primarily related to increased demand for prescription softgel products from several North American and European facilities, partially offset by decreased demand for controlled release products.

Segment EBITDA increased by 5%, or $2.5 million. Oral Technologies’ EBITDA was negatively impacted by the stronger U.S. dollar by approximately 4%, or $2.0 million. Excluding the impact of foreign exchange rates, the increase was $4.5 million, or 9%, which was primarily related to the previously mentioned demand increases for prescription softgel products.

Sterile Technologies segment

Net revenue decreased by 13%, or $7.8 million. The stronger U.S. dollar negatively impacted revenue growth by approximately 6%, or $3.8 million. Excluding the impact of foreign exchange rates, net revenues decreased 7%, or $4.0 million, which was primarily driven by lower new product development activity and certain customer volume declines within the blow-fill-seal offering, and decreased volumes with respect to the current seasonal flu campaign within our European injectable facilities as compared to the prior period.

Segment EBITDA decreased by 50%, or $5.3 million. Sterile Technologies’ EBITDA was negatively impacted by the stronger U.S. dollar by approximately 8%, or $0.9 million. Excluding the impact of foreign exchange rates, the decrease was 42%, or $4.4 million. The decrease was due to the volume declines within the European injectable facilities and the blow-fill-seal offering, as discussed above.

Packaging Services segment

Net revenue decreased by 6%, or $4.1 million. The stronger U.S. dollar negatively impacted the segment’s revenue growth by approximately 2%, or $1.5 million. Excluding the impact of foreign exchange rates, net revenue decreased by approximately 4%, or $2.6 million, which was primarily related to lower demand within North American and European commercial packaging facilities.

Segment EBITDA decreased 11%, or $0.4 million. Segment EBITDA was negatively impacted by the stronger U.S. dollar by approximately 4%, or $0.1 million. Excluding the impact of foreign exchange, the decrease of 7%, or $0.2 million, was primarily related to lower demand at our North American and European commercial packaging facilities, partially offset by the implementation of manufacturing indirect and selling, general and administration cost saving efficiencies across the segment.

Development and Clinical Services segment

Net revenue increased by 7%, or $3.0 million. The stronger U.S. dollar negatively impacted the revenue growth by approximately 4%, or $1.6 million. Excluding the impact of foreign exchange rates, revenues increased 11%, or $4.6 million, which was primarily driven by increased demand for biologics services and for clinical services projects within several North American and European facilities, respectively.

Segment EBITDA increased by 53%, or $3.1 million. Segment EBITDA was negatively impacted by the stronger U.S. dollar by approximately 11%, or $0.6 million. Excluding this impact, the increase was 64%, or $3.7 million, which was primarily due to the aforementioned demand increase for biologics services and clinical services projects, as well as the implementation of manufacturing indirect and selling, general and administration cost saving efficiencies across the segment.

Liquidity and Capital Resources

Sources and Uses of Cash

The Company’s principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of September 30, 2010, the Company’s financing needs were supported by a $350.0 million revolving credit agreement, which was reduced by $15.0 million of outstanding letters of credit. The revolving credit agreement matures April 10, 2013. As of September 30, 2010, we had no outstanding borrowings under the Company’s revolving credit agreement.

The Company has the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its Senior Toggle Notes in lieu of making cash interest payments. While the Company had sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company elected to do so for the October 15, 2009 and April 15, 2010 interest payment dates as an efficient and cost-effective method to further enhance liquidity in light of the substantial dislocation in the financial markets that existed at such time. During the PIK election period, the Senior Toggle Notes were subject to the PIK interest rate of 10.25%. For the interest period ending on October 15, 2010, the Company elected to make such interest payment entirely in cash.

In connection with this election, on April 12, 2010, we delivered notice to The Bank of New York Mellon (formerly known as The Bank of New York), in its capacity as trustee under the indenture for the Company’s outstanding Senior Toggle Notes, that, with respect to the interest due on such notes on the October 15, 2010 interest payment date, the Company would make such interest payment entirely in cash at the cash interest rate of 9.50%. The entirely cash interest election is now the default election for future interest periods unless the Company elects otherwise prior to the beginning of any future interest period. The Company did not elect to change the cash interest election for the interest period ending April 15, 2011.

We continue to believe that the Company’s cash from operations and available borrowings under the revolving credit facility will be adequate to meet the Company’s future liquidity needs for at least the next twelve months.

Cash Flows

The following table summarizes the Company’s statement of cash flows from continuing operations:

(in millions)	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	$ Change
Net cash provided by/(used in):
Operating activities	$0.1	$48.5	$(48.4)
Investing activities	(14.1)	(21.1)	7.0
Financing activities	(5.7)	(22.4)	16.7

Operating activities

For the three month period ended September 30, 2010, cash provided by operating activities was $0.1 million compared to cash provided by operating activities of $48.5 million for the three month period ended September 30, 2009 primarily driven by changes in other liability and operating activities.

Investing activities

For the three month period ended September 30, 2010, cash used in investing activities was $14.1 million, a decrease of $7.0 million compared to the three month period ending September 30, 2009, attributable to lower capital expenditure and proceeds from the sale of certain assets.

Financing activities

For the three month period ended September 30, 2010, cash used in financing activities was $5.7 million compared to cash used by financing activities of $22.4 million in the same period a year ago. Cash used in the fiscal 2011 period was mainly attributable to $2.3 million repayment of the short-term borrowings and $6.5 million net repayment of long-term obligations offset by $3.1 million attributable to equity contributions made during the first quarter of fiscal 2011. Cash used by financing activities in the fiscal 2010 period was mainly due to repayments of $15.0 million through the revolving credit facility and other repayments of short and long-term obligations of $1.6 million and $5.8 million, respectively.

Debt and Financing Arrangements

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of September 30, 2010, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements. The unrealized losses on our interest rate swaps that are designated as effective cash flow hedges for accounting purposes were $4.8 million, net of tax and are recorded within Accumulated Other Comprehensive Loss on our balance sheet at September 30, 2010.

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

As of September 30, 2010, the Company was in compliance with all restrictive covenants related to its long-term obligations

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

The senior credit facility and indentures governing the Senior Toggle Notes and the Senior Subordinated Notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of September 30, 2010, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

Subject to certain exceptions, the senior credit agreement and the indentures governing the notes will permit the Company and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of the Company’s non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans or notes.

As market conditions warrant and subject to the Company’s contractual restrictions and liquidity position, we, the Company’s affiliates and/or the Company’s major equity holders, including Blackstone and its affiliates, may from time to time repurchase the Company’s outstanding debt securities, including the Senior Toggle Notes and the Senior Subordinated Notes and/or the Company’s outstanding bank loans in privately negotiated or open market transactions, by tender or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Company’s existing credit facility. Any new debt may also be secured debt. We may also use available cash on the Company’s balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases may result in the Company’s acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

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

The Company’s Adjusted EBITDA for the last twelve months ended September 30, 2010 based on the definitions in the Company’s indentures is calculated as follows:

(in millions)	Trailing Twelve Months Ended September 30, 2010
Loss from continuing operations	$(37.8)
Interest expense, net	160.8
Income tax (benefit) expense	33.6
Depreciation and amortization	123.4
Noncontrolling interest	(3.6)

EBITDA from continuing operations	276.4
Equity compensation(1)	5.1
Impairment charges and (gain)/loss on sale of assets(2)	5.2
Restructuring and other special items(3)	44.3
Unrealized foreign exchange loss/(gain) (included in other expense (income), net)(4)	(24.3)
Other adjustments	3.6
Advisory monitoring fee(5)	10.0

Subtotal	320.3
Estimated cost savings	—
Adjusted EBITDA	$320.3

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges and losses from the sale of assets not included in restructuring and special items discussed below.

(3)

Restructuring and other special charges of $44.3 million were primarily attributable to $43.8 million related to restructuring activities. The restructuring programs focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure.

(4)

Reflects $45.3 million of unrealized foreign currency translation recorded on inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender. These unrealized gains were offset by the exclusion of $16.6 million and $4.6 million, respectively, of realized foreign currency exchange rate losses from the non-cash and cash settlement of inter-company loans. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the companies trade operations. These inter-company foreign exchange gains and losses were offset by $0.2 million of unrealized gains from our interest rate swap derivative agreements.

(5)	Represents amount of sponsor advisory fee. See Related Party Transactions (Note 10) of the unaudited Consolidated Financial Statements.

Interest Risk Management

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of September 30, 2010 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with the Company’s floating USD LIBOR and EURIBOR rate debt were designated as effective cash flow hedges. The derivative used to manage the risk associated with the Company’s floating TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt is an effective economic hedge but is not designated as an effective cash flow hedge for financial reporting purposes.

Currency Risk Management

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in Euros. At September 30, 2010, the Company had Euro denominated debt outstanding of $635.7 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in Accumulated Other Comprehensive Income (Loss) as part of the cumulative translation adjustment. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business since June 30, 2010 with respect to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements as of September 30, 2010.

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

Interest Rate Risk

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of September 30, 2010, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans due in April and May 2013. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

As of September 30, 2010, the Company had four outstanding interest rate derivatives, three of which were effective September 30, 2010 with a combined notional value of $760.0 million and €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In addition, the Company has a Japanese Yen interest rate swap which is economically effective but is not designated as an effective hedge for financial reporting and is included in the Consolidated Statements of Operations as Other (Income)/Expense.

Foreign Currency Exchange Risk

By nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European Euro, British pound, Argentinean peso, Brazilian real and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, the functional currency of the parent. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of other comprehensive income utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other expense, net”. Such foreign currency transaction gains and losses include inter-company loans denominated in non- U.S. dollar currencies.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits, currently totaling one hundred fifty-one in number, filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. Plaintiffs allege that they suffer from inflammatory bowel disease and other disorders as a result of their ingestion of Amnesteem. The geographic distribution of these one hundred fifty-one lawsuits is as follows: one in the U.S. District Court for the Middle District of North Carolina that has been transferred to the Accutane® (Isotretinoin) federal Multi-District Litigation (“Accutane MDL”) in the Middle District of Florida; two in the Court of Common Pleas, Washington County, Pennsylvania; and one hundred forty-eight in the Superior Court, Atlantic County, New Jersey. The New Jersey cases and several of the other cases have been brought by a consortium of plaintiffs’ law firms, including Seeger Weiss. The following discussion contains more detail about the lawsuits.

One hundred forty-eight lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by individual plaintiffs who claim to have ingested Amnesteem, and, in some cases, one or more competing branded generic isotretinoin products, including Sotret® (Ranbaxy) and/or Claravis® (Barr), as well as Accutane (the pioneer isotretinoin product sold by Hoffmann-La Roche). Fifty-nine of these cases allegedly involve the use of both Accutane and one or more of the branded generic forms of isotretinoin. Such cases, which include one or more Roche entities as defendants, are filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all Accutane lawsuits pending in New Jersey state courts. The remaining eighty-nine cases do not involve the use of Accutane but allegedly involve the use of one or more branded generic isotretinoin products, including Amnesteem. These cases are not part of the Accutane mass tort litigation; these non-mass tort, generics-only cases have been consolidated for discovery purposes but not for trial. All one hundred forty-eight of the cases, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name the pharmaceutical companies whose respective isotretinoin products each plaintiff allegedly ingested.

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

One lawsuit appearing to involve only Amnesteem use was served on the Company in February 2009 and had been pending in the District Court of Bowie County, Texas. This plaintiff ultimately dismissed his Texas lawsuit, shortly after filing a new lawsuit in New Jersey, and this New Jersey lawsuit is included among the above-referenced ninety-three consolidated non-mass tort cases.

One lawsuit allegedly involving Amnesteem, Claravis and Accutane ingestions had been filed in the Circuit Court, Cook County, Illinois. The Company was dismissed from the suit without prejudice in June 2010.

One lawsuit allegedly involving Amnesteem and Claravis filed in the Superior Court, Atlantic County, New Jersey was dismissed on September 17, 2010.

Although expressed in various terms, generally speaking, all one hundred fifty-one lawsuits set forth some or all of the standard array of product liability claims, including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

From time to time, we may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant. We intend to vigorously defend ourselves against such other litigation and do not currently believe that the outcome of any such other litigation will have a material adverse effect on our financial statements. In addition, the healthcare industry is highly regulated and government agencies continue to scrutinize certain practices affecting government programs and otherwise.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[REMOVED AND RESERVED]

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits:

†10.7

Management Equity Subscription Agreement dated September 8, 2010 by and between PTS Holdings Corp. and Melvin D.

Booth (incorporated by reference to Exhibit 10.7 to Catalent Pharma Solutions, Inc.’s Annual Report on

Form 10-K filed on September 17 2010, File No. 333-147871)

†10.8

Management Equity Subscription Agreement dated September 8, 2010 by and between PTS Holdings Corp. and Arthur J Higgins (incorporated by reference to Exhibit 10.8 to Catalent Pharma Solutions, Inc.’s Annual Report on

Form 10-K filed on September 17 2010, File No. 333-147871)

†10.16	Amendment No. 1 to the 2007 PTS Holdings Corp. Stock Incentive Plan, dated September 8, 2010 (incorporated by reference to Exhibit 10.16 to Catalent Pharma Solutions Inc.’s Annual Report on Form 10-K filed on September 17, 2010, File No. 333-147972)

†10.18	Form of Nonqualified Stock Option Agreement (Paul Clark) approved September 8, 2010 (incorporated by reference to Exhibit 10.18 to Catalent Pharma Solutions Inc.’s Annual Report on Form 10-K filed on September 17, 2010, File No. 333-147972)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith.
†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date: November 10, 2010	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date: November 10, 2010	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Senior Vice President & Chief Financial Officer