Form 10-Q
period 2010-12-31
Catalent Pharma Solutions, Inc.
filed 2011-02-10
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

As of February 10, 2011, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions)

Unaudited

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009
Net revenue	$413.1	$433.5	$815.2	$849.1
Cost of products sold	290.9	315.1	586.0	625.5

Gross margin	122.2	118.4	229.2	223.6
Selling, general and administrative expenses	72.7	76.2	147.5	146.7
Impairment charges and loss/(gain) on sale of assets	(0.5)	0.2	0.1	244.2
Restructuring and other	5.0	4.5	10.6	7.1

Operating income (loss)	45.0	37.5	71.0	(174.4)
Interest expense, net	41.2	44.1	81.8	84.7
Other (income)/expense, net	1.3	(9.5)	13.4	21.1

Earnings/(loss) from continuing operations before income taxes	2.5	2.9	(24.2)	(280.2)
Income tax expense/(benefit)	9.3	18.4	10.7	7.8

Earnings/(loss) from continuing operations	(6.8)	(15.5)	(34.9)	(288.0)
Loss from discontinued operations	—	(5.3)	(0.2)	(6.3)

Net earnings/(loss)	(6.8)	(20.8)	(35.1)	(294.3)
Net earnings/ (loss) attributable to noncontrolling interest	1.4	0.9	0.6	(0.9)

Net earnings/(loss) attributable to Catalent	$(8.2)	$(21.7)	$(35.7)	$(293.4)

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except shares)

Unaudited

	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$140.7	$164.0
Trade receivables, net	227.4	247.8
Inventories, net	145.1	142.9
Prepaid expenses and other	98.7	94.9

Total current assets	611.9	649.6
Property and equipment, net	755.6	749.6
Other assets:
Goodwill	876.0	848.9
Other intangibles, net	295.5	299.2
Deferred income taxes	140.8	138.3
Other	41.2	41.8

Total assets	$2,721.0	$2,727.4

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$26.4	$30.2
Accounts payable	105.6	127.8
Other accrued liabilities	197.3	224.0

Total current liabilities	329.3	382.0
Long-term obligations, less current portion	2,267.3	2,239.8
Pension liability	104.0	100.6
Deferred income taxes	205.5	198.7
Other liabilities	68.1	69.8
Commitments and contingencies (see Note 13)
Shareholder’s equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—
Additional paid in capital	1,080.0	1,074.2
Accumulated deficit	(1,323.4)	(1,287.7)
Accumulated other comprehensive loss	(5.7)	(48.5)

Total Catalent shareholder’s (deficit)/equity	(249.1)	(262.0)

Noncontrolling interest	(4.1)	(1.5)

Total (deficit)/equity	(253.2)	(263.5)

Total liabilities and equity	$2,721.0	$2,727.4

The accompanying notes are an integral part of these consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholder’s Equity

(in millions)

Unaudited

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Non controlling Interest	Total Equity
Balance at June 30, 2010	$—	$1,074.2	$(1,287.7)	$(48.5)	$(1.5)	$(263.5)
Equity contributions		3.5				3.5
Comprehensive income (loss):
Net (loss)/earnings			(35.7)		0.6
Dividend distribution to noncontrolling interest					(2.6)
Foreign currency translation adjustments				38.1	(0.6)
Deferred compensation				0.6
Change in unrealized gain/(loss) on derivatives				4.1
Total comprehensive income						4.5
Equity compensation		2.3				2.3

Balance at December 31, 2010	$—	$1,080.0	$(1,323.4)	$(5.7)	$(4.1)	$(253.2)

The accompanying notes are an integral part of this consolidated financial statement

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

Unaudited

	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings / (loss)	$(35.1)	$(294.3)
Loss from discontinued operations	(0.2)	(6.3)

Earnings / (loss) from continuing operations	(34.9)	(288.0)
Adjustments to reconcile earnings/(loss) from continued operations to net cash from operations
Depreciation and amortization	60.1	63.9
Unrealized foreign currency transaction (gains)/ losses, net	8.6	14.7
Amortization of debt financing costs	4.8	4.8
Deferral of interest through utilization of PIK	—	29.0
Asset impairments and (gain)/loss on sale of assets	0.1	244.2
Equity compensation	2.3	0.2
Provision for deferred income taxes	2.3	(6.3)
Provision for bad debts and inventory	5.0	4.8
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	29.0	15.0
Decrease/(increase) in inventories	(0.9)	13.1
(Decrease)/increase in accounts payable	(26.7)	(13.0)
Other accrued liabilities and operating items, net	(33.3)	29.9

Net cash provided by/ (used in) operating activities from continuing operations	16.4	112.3

Net cash provided by/ (used in) operating activities from discontinued operations	—	(8.5)

Net cash provided by/ (used in) operating activities	16.4	103.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	3.6	0.5
Additions to property and equipment	(33.2)	(36.8)

Net cash provided by/ (used in) investing activities from continuing operations	(29.6)	(36.3)
Net cash provided by/ (used in) investing activities from discontinuing operations	—	10.5

Net cash used in investing activities	(29.6)	(25.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(4.8)	(3.6)
Repayments in revolver credit facility	—	(36.0)
Borrowings from revolver credit facility	—	—
Repayments of long-term obligations	(12.6)	(11.7)
Equity contributions	3.5	0.5
Distribution to non controlling interest holder	(2.6)	(1.7)
Net cash (used in)/ provided by financing activities from continuing operations	(16.5)	(52.5)

Net cash (used in)/ provided by from discontinued operations	—	—

Net cash (used in)/ provided by financing activities	(16.5)	(52.5)

Effect of foreign currency	6.4	0.8
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	(23.3)	26.3
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	164.0	63.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$140.7	$90.2

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$79.0	$51.2
Taxes paid	$17.2	$8.6

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

Property and Equipment and Other Definite Lived Intangible Assets

Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 20 years; furniture and fixtures—3 to 10 years. Depreciation expense was $45.6 million and $47.2 million for the six months ended December 31, 2010 and December 31, 2009, respectively. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.

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

Goodwill

The Company accounts for goodwill and intangible assets with indefinite lives in accordance with Accounting Standard Codification (“ASC”) 350 - Goodwill – Intangible and Other Assets, (“ASC 350”). Under ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize and comparative market information. Goodwill and other indefinite-lived intangible assets are tested for impairment in accordance with ASC 350. The Company’s impairment analysis is based on a discounted cash flow analysis and other valuation methods which incorporate assumptions that it believes marketplace participants would utilize. The discount rate used for impairment testing is based on the risk-free rate plus an adjustment for market and company-specific risk factors. The use of alternative estimates, or adjusting the discount rate used could affect the estimated fair value of the assets and potentially result in more or less impairment. Any identified impairment would result in an adjustment to the Company’s results of operations. See Note 3 to the unaudited Consolidated Financial Statements for further discussion.

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

The Company completed its sale of the North Raleigh, North Carolina sterile injectables facility on November 13, 2009, to a third party for an amount which approximated fair value. The operating results of this facility are included in the Consolidated Statement of Operations for the three and six months ended December 31, 2009 within discontinued operations.

Summarized Consolidated Statements of Operations data for these discontinued operations are as follows:

(in millions)	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009
Net revenue	$—	$1.5	$—	$7.1

Loss before income taxes		(5.3)	(0.2)	(6.3)
Income tax (benefit)/expense	—	—	—	—

Loss from discontinued operations, net of tax	$—	$(5.3)	$(0.2)	$(6.3)

3.	GOODWILL

The following table summarizes the changes between June 30, 2010 and December 31, 2010 in the carrying amount of goodwill in total and by reporting segment:

(in millions)	Oral Technologies	Sterile Technologies	Packaging Services	Development & Clinical Services	Total
Balance at June 30, 2010	$826.0	$—	$—	$22.9	$848.9
Foreign currency translation adjustments	26.2	—	—	0.9	27.1

Balance at December 31, 2010	$852.2	$—	$—	$23.8	$876.0

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

During first quarter in fiscal year 2010, the Company concluded that goodwill impairment indicators existed in the Sterile Technologies reporting unit and recorded a non-cash goodwill impairment charge of $158.3 million. In addition, in connection with the Company’s re-organization, certain components were moved out of the Packaging reporting unit and into the Development and Clinical Services unit. This re-organization resulted in allocating a relative fair value of the goodwill associated with the Packaging reporting unit to the new unit and recording a non-cash charge of $32.4 million.

Impairment charges are recorded within the Consolidated Statements of Operations as Impairment charges and loss/(gain) on sale of assets.

4.	DEFINITE LIVED LONG-LIVED ASSETS

Other intangible assets with definite lives are being amortized using the straight-line method over periods that range from twelve to twenty years. The details of other intangible assets subject to amortization by class as of December 31, 2010 and June 30, 2010, are as follows:

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
December 31, 2010
Amortized intangibles:
Core technology	20.0 years	$145.3	$(27.6)	$117.7
Customer relationships	12.0 years	51.7	(31.2)	20.5
Product relationships	12.0 years	228.9	(71.6)	157.3

Total amortized intangible assets		$425.9	$(130.4)	$295.5

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2010
Amortized intangibles:
Core technology	20.0 years	$139.0	$(22.7)	$116.3
Customer relationships	12.0 years	49.8	(29.7)	20.1
Product relationships	12.0 years	223.4	(60.6)	162.8

Total amortized intangible assets		$412.2	$(113.0)	$299.2

Amortization expense for the six months ended December 31, 2010 and 2009 was $14.5 million and $16.7 million, respectively.

Amortization expense in future periods is estimated to be:

(in millions)	Remainder fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015
Amortization expense	$14.5	$29.1	$29.1	$29.1	$29.1

In conjunction with the goodwill impairment identified in the first quarter of fiscal 2010, the Company completed its review of the impairment of other definite-lived intangible assets under ASC 350 within the Packaging Services segment and Sterile Technologies segment and recorded a non-cash charges to other definite-lived assets impairments of $9.7 million and $18.9 million, respectively, on the Consolidated Statement of Operations relating to intangible assets.

During the first quarter of fiscal 2010, the Company also completed the required review of long-lived assets under ASC 360 within the Packaging Services segment to test recoverability and recorded a non-cash charge of approximately $24.9 million, during the six months ended December 31, 2009.

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

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in Euros. At December 31, 2010, the Company had Euro denominated debt outstanding of $619.0 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in Accumulated Other Comprehensive Income (Loss) as part of the cumulative translation adjustment. During the six months ended December 31, 2010, the Company recorded $38.8 million as a loss within cumulative translation adjustment. The net accumulated gain of this net investment as of December 31, 2010 included within Other Comprehensive Income was approximately $69.9 million. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated.

Credit Risk Related to Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of December 31, 2010, the terminal value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $52.3 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $9.0 million. If the Company had breached any of these provisions at December 31, 2010, it could have been required to settle its obligations under the agreements at their termination value of $52.3 million.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the first six months of fiscal year 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

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

As of December 31, 2010, the Company had three outstanding interest rate derivatives; two with a combined notional value of $760 million and one with a notional of €240 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of December 31, 2010, the Company expects to reclassify $25.0 million from other comprehensive income into interest expense over the next twelve months.

Non-designated Hedges of Interest Rate Risk

As of December 31, 2010, the Company had a ¥1.75 billion notional value derivative outstanding maturing on May 15, 2013 that was an effective economic hedge but not designated for financial accounting purposes as a hedge instrument. This instrument is not speculative and is used to manage the Company’s economic exposure to interest rate movements. Changes in the fair value of derivatives not designated as a hedge for financial accounting purposes are recorded directly into earnings as other expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2010 and June 30, 2010.

(in millions)	Fair Values of Financial Derivative Instruments on the Consolidated Balance Sheets:
	Liability Derivatives		Liability Derivatives
	As of December 31, 2010		As of June 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other accrued liabilities and other liabilities	$50.6	Other accrued liabilities and other liabilities	$54.8
Total derivatives designated as hedging instruments under ASC 815:		$50.6		$54.8
Derivatives not designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other accrued liabilities and other liabilities	$0.4	Other accrued liabilities and other liabilities	$0.4
Total derivatives not designated as hedging instruments under ASC 815:		$0.4		$0.4

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Operations for the three and six months ended December 31, 2010 and December 31, 2009.

(in millions)	Effect of Financial Derivative Instruments on the Consolidated Statement of Operations:
Derivatives in ASC 815 Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion) for the Three and Six Months Ended December 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Three and Six Months Ended December 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three and Six Months Ended December 31,
	2010	2009		2010	2009		2010	2009
Three Months Ended: Interest Rate Swaps	$2.0	$(2.8)	Interest (expense), net	$(6.8)	$(5.5)	Other income / (expense), net	$—	$(0.1)
Six Months Ended: Interest Rate Swaps	$(9.6)	$(17.7)	Interest (expense), net	$(13.7)	$(10.9)	Other income / (expense), net	$—	$(0.5)

Derivatives Not Designated as Hedging Instruments Under ASC 815:	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative for the Three and Six Months Ended December 31,
		2010	2009
Three Months Ended:
Interest Rate Swaps	Other income / (expense), net	$—	$0.1
Six Months Ended:
Interest Rate Swaps	Other income / (expense), net	$—	$(3.3)

6.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

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

Fair value under ASC 820 is principally applied to financial assets and liabilities which, for Catalent, include both investments in money market funds and derivative instruments - interest rate swaps. There were no changes from the previously reported classification of financial assets and liabilities. The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements using:
(in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$51.0	$—	$51.0	$—

Liabilities
Long-term debt and other	$2,228.8	$—	$2,228.8	$—

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

The carrying amounts and the estimated fair values of financial instruments as of December 31, 2010 and June 30, 2010, are as follows:

	December 31, 2010		June 30, 2010
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,293.7	$2,228.8	$2,270.0	$2,070.0
LIBOR interest rate swap	38.1	38.1	39.7	39.7
EURIBOR interest rate swap	12.5	12.5	15.1	15.1
TIBOR interest rate swap	0.4	0.4	0.4	0.4

The estimated fair values are based on quoted market prices for the same or similar instruments and/or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

7.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following at December 31, 2010 and June 30, 2010:

	Maturity	December 31, 2010	June 30, 2010
(in millions)
Senior Secured Credit Facilities
Term loan facility Dollar-denominated	April 2014	$1,022.9	$1,028.2
Term loan facility Euro-denominated	April 2014	335.9	316.6
9 1/2 % Senior Toggle Notes	April 2015	624.4	624.4
9 3/4 % Senior Subordinated Euro-denominated Notes	April 2017	283.1	265.4
Revolving Credit Agreement, $350 million facility	April 2013	—	—
Other Obligations		27.4	35.4

Total		2,293.7	2,270.0
Less: current portion and other short-term borrowings		26.4	30.2

Long-term obligations, less current portion short-term borrowings		$2,267.3	$2,239.8

The Company has the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its $565 million 9 1/2% /10 1/4 % Senior PIK-Election Notes due 2015 (the “Senior Toggle Notes”) in lieu of making cash interest payments. While the Company had sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company elected to do so for the October 15, 2009 and April 15, 2010 interest payment dates as an efficient and cost-effective method to further enhance liquidity in light of the substantial dislocation in the financial markets at that time. During the PIK election period, the Senior Toggle Notes were subject to the PIK interest rate of 10 1/4%. For the interest period ending on October 15, 2010, the Company made such interest payment entirely in cash.

In connection with this election, on April 12, 2010, we delivered notice to The Bank of New York Mellon (formerly known as The Bank of New York), in its capacity as trustee under the indenture for the Company’s outstanding Senior Toggle Notes, that, with respect to the interest due on such notes on the October 15, 2010 interest payment date, the Company would make such interest payment entirely in cash at the cash interest rate of 9.50%. As a result, the entirely cash interest election became the default election and the Company did not elect to change the cash interest election for the final interest election period ending April 15, 2011. Therefore, all remaining interest payments on the Senior Toggle Notes are to be paid entirely in cash in accordance with the terms of the indenture.

8.	INCOME TAXES

The Company’s provision for income taxes relative to earnings/(loss) from continuing operations before income taxes and noncontrolling interest was a provision of $10.7 million for the six months ended December 31, 2010, as compared to a provision of $7.8 million for the six months ended December 31, 2009. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Germany, the United Kingdom and France. With few exceptions, we are no longer subject to non-U.S. income tax examinations for years prior to 2002. Under the terms of the purchase agreement related to the Acquisition, the Company is indemnified by our former parent company for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of December 31, 2010, approximately $16.8 million of unrecognized tax benefits and related interest is subject to indemnification by our former parent company.

As of December 31, 2010, the Company had a total of $35.4 million of unrecognized tax benefits. Of this amount, $18.6 million represents the amount of unrecognized tax benefits, including interest and penalties, which, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2010, the Company had approximately $8.1 million of accrued interest and penalties related to uncertain tax positions.

9.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of the Company’s net periodic benefit costs are as follows:

(in millions)	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009
Components of net periodic benefit cost:
Service cost	$0.7	$0.6	$1.3	$1.2
Interest cost	3.1	3.5	6.2	7.0
Expected return on plan assets	(2.3)	(2.2)	(4.5)	(4.4)
Amortization (1)	0.2	0.4	0.4	0.8

Net amount recognized	$1.7	$2.3	$3.4	$4.6

(1)	Amount represents the amortization of unrecognized actuarial gains.

10.	RELATED PARTY TRANSACTIONS

Advisor Transaction and Management Fees

The Company entered into a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investor’s investment. The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. For fiscal 2011 the fee is expected to approximate $10 million. During the six months ended December 31, 2010, $5.0 million was expensed and recorded in Selling, General and Administrative expenses in the Consolidated Statement of Operations. The remaining balance is recorded as a pre-paid expense classified within Prepaid and other assets on the consolidated balance sheet.

11.	COMPREHENSIVE EARNINGS/(LOSS) AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS/(LOSS)

Comprehensive earnings/(loss) for the three and six months ended December 31, 2010 and December 31, 2009 are as follows:

(in millions)	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009
Net loss before allocation to noncontrolling interest	$(8.2)	$(21.7)	$(35.7)	$(293.4)
Other comprehensive income/(losses):
Foreign currency translation adjustments	1.5	1.3	38.1	19.9
Deferred compensation/(benefit)	0.2	(0.2)	0.6	(0.2)
Change in unrealized loss on derivatives	8.9	4.8	4.1	(5.0)

Other Comprehensive income	$10.6	$5.9	$42.8	$14.7

Total comprehensive income/(loss) loss before allocation to noncontrolling interest	2.4	(15.8)	7.1	(278.7)
Comprehensive loss attributable to noncontrolling interest	(1.2)	(0.8)	(2.6)	(2.5)

Comprehensive income/(loss) attributable to Catalent	$1.2	$(16.6)	$4.5	$(281.2)

At December 31, 2010, accumulated other comprehensive income/(loss) consists of:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Deferred Compensation	Pension Liability Adjustments	Other Comprehensive Income/(Loss)
Balance at June 30, 2010	$27.9	$(49.3)	$(0.3)	$(26.8)	$(48.5)
Activity, net of tax	38.1	4.1	0.6	—	42.8

Balance at December 31, 2010	$66.0	$(45.2)	$0.3	$(26.8)	$(5.7)

12.	EQUITY BASED COMPENSATION

The following table summarizes the impact of the equity-based compensation expense recorded in the Company’s Statement of Operations:

(in millions)	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009
Stock compensation expense in selling, general and administrative	$0.9	$1.3	$2.3	$0.2

The activity of the equity-based compensation program for the six months ended December 31, 2010 is presented below:

	Time Based Awards	Performance Based Awards	Market Based Awards
	Number of Shares	Number of Shares	Number of Shares
Balance at June 30, 2010	36,040	11,416	27,408
Granted	1,812	—	—
Exercised	—	—	—
Forfeited	(3,896)	(1,326)	(2,730)

Balance at December 31, 2010	33,956	10,090	24,678

In addition to nonqualified stock options at the six months ended December 31, 2010, the Company had outstanding 3,000 restricted stock units with respect to compensation for a participant to receive shares of common stock equal to the units vested upon settlement.

13.	COMMITMENTS AND CONTINGENCIES

The Company, along with several pharmaceutical companies, is named as a defendant in one hundred and seventy-five pending civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including making a determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

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

The Company conducts its business within the following operating segments: Softgel Technologies, Modified Release Technologies, Sterile Technologies, Packaging Services and Development & Clinical Services. The Softgel and Modified Release Technology segments are aggregated into one reportable operating segment – Oral Technologies. The Company evaluates the performance of its segments based on segment earnings before noncontrolling interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”). EBITDA from continuing operations is consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense, depreciation and amortization and is adjusted for the income or loss attributable to non controlling interest. The Company’s presentation of Segment EBITDA and EBITDA from continuing operations may not be comparable to similarly-titled measures used by other companies.

The following tables include net revenue and Segment EBITDA during the three and six months ended December 31, 2010:

(in millions)	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009
Oral Technologies
Net revenue	$261.5	$262.1	$505.5	$509.2
Segment EBITDA	66.6	62.6	118.8	112.3
Sterile Technologies
Net revenue	53.7	60.8	107.4	122.2
Segment EBITDA	8.3	8.0	13.5	18.5
Packaging Services
Net revenue	62.3	77.6	130.6	150.0
Segment EBITDA	0.6	7.2	3.7	10.8
Development and Clinical Services
Net revenue	42.2	41.9	85.6	82.4
Segment EBITDA	8.7	7.7	17.6	13.5
Inter-segment revenue elimination	(6.6)	(8.9)	(13.9)	(14.7)
Unallocated Costs(1)	(11.2)	(7.9)	(36.5)	(285.8)
Combined Total
Net revenue	413.1	433.5	815.2	849.1
EBITDA from continuing operations	$73.0	$77.6	$117.1	$(130.7)

(1)	Unallocated costs include special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009
Impairment charges and gain/(loss) on sale of assets	$0.5	$(0.2)	$(0.1)	$(244.2)
Equity compensation	(0.9)	(1.3)	(2.3)	(0.2)
Restructuring and other special items	(7.0)	(8.3)	(15.2)	(12.1)
Sponsor advisory fee	(2.5)	(2.5)	(5.0)	(5.0)
Noncontrolling interest	(1.4)	(0.9)	(0.6)	0.9
Other income (expense), net	(1.3)	9.5	(13.4)	(21.1)
Non-allocated corporate costs, net	1.4	(4.2)	0.1	(4.1)

Total unallocated costs	$(11.2)	$(7.9)	$(36.5)	$(285.8)

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

(in millions)	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009
Earnings/(loss) from continuing operations	$(6.8)	$(15.5)	$(34.9)	$(288.0)
Depreciation and amortization	30.7	31.5	60.1	63.9
Interest expense, net	41.2	44.1	81.8	84.7
Income tax benefit/(expense)	9.3	18.4	10.7	7.8
Noncontrolling interest	(1.4)	(0.9)	(0.6)	0.9

EBITDA	$73.0	$77.6	$117.1	$(130.7)

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial Statements:

(in millions)	December 31, 2010	June 30, 2010
Assets
Oral Technologies	$2,388.2	$2,318.3
Sterile Technologies	232.5	216.2
Packaging Services	190.4	194.0
Development and Clinical Services	329.8	314.0
Corporate and eliminations	(419.9)	(315.1)

Total assets	$2,721.0	$2,727.4

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at December 31, 2010 and June 30, 2010, is detailed in the following tables.

Inventories

Work-in-process and finished goods inventories include raw materials, labor and overhead. Inventories consisted of the following:

(in millions)	December 31, 2010	June 30, 2010
Raw materials and supplies	$85.1	$82.1
Work-in-process	23.1	27.3
Finished goods	51.4	52.1

Total inventory, gross	159.6	161.5
Inventory reserves	(14.5)	(18.6)

Total inventory, net	$145.1	$142.9

Prepaid and other assets

Prepaid and other assets consist of the following:

(in millions)	December 31, 2010	June 30, 2010
Prepaid expenses	$16.7	$19.1
Spare parts supplies	10.7	12.3
Deferred taxes	20.6	17.5
Other current assets	50.7	46.0

Total prepaid and other assets	$98.7	$94.9

Property and equipment

Property and equipment consists of the following:

(in millions)	December 31, 2010	June 30, 2010
Land, buildings and improvements	$441.1	$407.7
Machinery and equipment	531.5	507.4
Furniture and fixtures	12.3	9.5
Construction in progress	44.3	69.7

Property and equipment, at cost	1,029.2	994.3
Accumulated depreciation	(273.6)	(244.7)

Property and equipment, net	$755.6	$749.6

Other assets

Other assets consist of the following:

(in millions)	December 31, 2010	June 30, 2010
Deferred long term debt financing costs	$30.2	$34.3
Other	11.0	7.5

Total other assets	$41.2	$41.8

Other accrued liabilities

Other accrued liabilities consist of the following:

(in millions)	December 31, 2010	June 30, 2010
Accrued employee-related expenses	$59.4	$72.8
Restructuring accrual	13.5	15.6
Deferred income tax	—	0.3
Accrued interest	18.4	17.8
Interest rate swaps	25.0	24.0
Deferred revenue and fees	16.6	19.6
Accrued income tax	21.9	30.1
Other accrued liabilities and expenses	42.5	43.8

Total other accrued liabilities	$197.3	$224.0

16.	SUBSEQUENT EVENTS

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

The following condensed financial information presents the Company’s Consolidating Balance Sheet as of December 31, 2010 and as of June 30, 2010 and the Consolidating Statements of Operations for three and six months ended December 31, 2010 and December 31, 2009 and Cash Flows for the six months ended December 31, 2010 and December 31, 2009 for: (a) Catalent Pharma Solutions, Inc. (“Issuer” and/or “Parent”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Three Months Ended December 31, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$152.6	$265.1	$(4.6)	$413.1
Cost of products sold	—	95.1	200.4	(4.6)	290.9

Gross margin	—	57.5	64.7	—	122.2
Selling, general and administrative expenses	0.9	42.4	29.4	—	72.7
Impairment charges and (gain)/loss on sale of assets	—	(0.3)	(0.2)	—	(0.5)
Restructuring and other	—	3.3	1.7	—	5.0

Operating earnings/(loss)	(0.9)	12.1	33.8	—	45.0
Interest expense, net	40.3	0.8	0.1	—	41.2
Other (income)/expense, net	(33.5)	(45.8)	6.1	74.5	1.3

Earnings/(loss) from continuing operations before income taxes	(7.7)	57.1	27.6	(74.5)	2.5
Income tax (benefit)/expense	0.5	1.9	6.9	—	9.3

Earnings/(loss) from continuing operations	(8.2)	55.2	20.7	(74.5)	(6.8)
Loss from discontinued operations	—	—	—	—	—

Net earnings/(loss)	(8.2)	55.2	20.7	(74.5)	(6.8)
Net earnings/(loss) attributable to noncontrolling interest	—	—	1.4	—	1.4

Net earnings/(loss) attributable to Catalent	$(8.2)	$55.2	$19.3	$(74.5)	$(8.2)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Six Months Ended December 31, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$295.5	$530.6	$(10.9)	$815.2
Cost of products sold	—	193.4	403.5	(10.9)	586.0

Gross margin	—	102.1	127.1	—	229.2
Selling, general and administrative expenses	2.3	86.5	58.7	—	147.5
Impairment charges and (gain)/loss on sale of assets	0.2	(0.1)	—	—	0.1
Restructuring and other	—	6.0	4.6	—	10.6

Operating earnings/(loss)	(2.5)	9.7	63.8	—	71.0
Interest expense, net	80.0	1.6	0.2	—	81.8
Other (income)/expense, net	(47.6)	(58.8)	35.4	84.4	13.4

Earnings/(loss) from continuing operations before income taxes	(34.9)	66.9	28.2	(84.4)	(24.2)
Income tax (benefit)/expense	0.8	3.5	6.4	—	10.7

Earnings/(loss) from continuing operations	(35.7)	63.4	21.8	(84.4)	(34.9)
Loss from discontinued operations	—	—	(0.2)	—	(0.2)

Net earnings/(loss)	(35.7)	63.4	21.6	(84.4)	(35.1)
Net earnings/(loss) attributable to noncontrolling interest	—	—	0.6	—	0.6

Net earnings/(loss) attributable to Catalent	$(35.7)	$63.4	$21.0	$(84.4)	$(35.7)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Three Months Ended December 31, 2009

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$160.2	$278.0	$(4.7)	$433.5
Cost of products sold	—	105.7	214.1	(4.7)	315.1

Gross margin	—	54.5	63.9	—	118.4
Selling, general and administrative expenses	1.3	45.0	29.9	—	76.2
Impairment charges and (gain)/loss on sale of assets	—	—	0.2	—	0.2
Restructuring and other	—	2.0	2.5	—	4.5

Operating earnings/(loss)	(1.3)	7.5	31.3	—	37.5
Interest expense, net	40.3	—	3.8	—	44.1
Other (income)/expense, net	(20.1)	(42.3)	(42.4)	95.3	(9.5)

Earnings/(loss) from continuing operations before income taxes	(21.5)	49.8	69.9	(95.3)	2.9
Income tax (benefit)/expense	0.2	1.5	16.7	—	18.4

Earnings/(loss) from continuing operations	(21.7)	48.3	53.2	(95.3)	(15.5)
Loss from discontinued operations	—	(5.3)	—	—	(5.3)

Net earnings/(loss)	(21.7)	43.0	53.2	(95.3)	(20.8)
Net earnings/(loss) attributable to noncontrolling interest	—	—	0.9	—	0.9

Net earnings/(loss) attributable to Catalent	$(21.7)	$43.0	$52.3	$(95.3)	$(21.7)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Six Months Ended December 31, 2009

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$311.7	$547.3	$(9.9)	$849.1
Cost of products sold	—	210.1	425.3	(9.9)	625.5

Gross margin	—	101.6	122.0	—	223.6
Selling, general and administrative expenses	0.2	86.5	60.0	—	146.7
Impairment charges and (gain)/loss on sale of assets	—	205.4	38.8	—	244.2
Restructuring and other	—	3.9	3.2	—	7.1

Operating earnings/(loss)	(0.2)	(194.2)	20.0	—	(174.4)
Interest expense, net	81.7	—	3.0	—	84.7
Other (income)/expense, net	211.0	(51.5)	(7.8)	(130.6)	21.1

Earnings/(loss) from continuing operations before income taxes	(292.9)	(142.7)	24.8	130.6	(280.2)
Income tax (benefit)/expense	0.5	3.7	3.6	—	7.8

Earnings/(loss) from continuing operations	(293.4)	(146.4)	21.2	130.6	(288.0)
Loss from discontinued operations	—	(6.3)	—	—	(6.3)

Net earnings/(loss)	(293.4)	(152.7)	21.2	130.6	(294.3)
Net earnings/(loss) attributable to noncontrolling interest	—	—	(0.9)	—	(0.9)

Net earnings/(loss) attributable to Catalent	$(293.4)	$(152.7)	$22.1	$130.6	$(293.4)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

December 31, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$1.2	$17.8	$121.7	$—	$140.7
Trade receivables, net	—	73.2	154.2	—	227.4
Intercompany receivables	—	318.2	662.6	(980.8)	—
Inventories, net	—	36.3	108.8	—	145.1
Prepaid expenses and other	22.2	25.8	50.7	—	98.7

Total current assets	23.4	471.3	1,098.0	(980.8)	611.9
Property and equipment, net	—	326.5	429.1	—	755.6
Goodwill, net	—	308.1	567.9	—	876.0
Other intangibles, net	—	99.5	196.0	—	295.5
Investment in subsidiaries	2,883.5	—	—	(2,881.9)	1.6
Intercompany long-term receivable	—	—	—	—	—
Deferred income taxes	7.7	98.0	35.1	—	140.8
Other assets	31.7	4.2	5.3	(1.6)	39.6

Total assets	$2,946.3	$1,307.6	$2,331.4	$(3,864.3)	$2,721.0

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.1	$2.2	$10.1	$—	$26.4
Accounts payable	—	23.6	82.0	—	105.6
Intercompany accounts payable	772.9	—	—	(772.9)	—
Other accrued liabilities	44.9	71.5	80.9	—	197.3

Total current liabilities	831.9	97.3	173.0	(772.9)	329.3
Long-term obligations, less current portion	2,252.3	0.7	14.3	—	2,267.3
Intercompany long-term debt	41.7	61.1	106.0	(208.8)	—
Pension liability	—	20.6	83.4	—	104.0
Deferred income taxes	11.9	125.5	68.1	—	205.5
Other liabilities	25.6	19.3	23.2	—	68.1
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,080.0	—	—	—	1,080.0
Shareholder’s equity	—	991.2	1,891.4	(2,882.6)	—
Accumulated deficit	(1,323.4)	—	—	—	(1,323.4)
Accumulated other comprehensive income/(loss)	26.3	(8.1)	(23.9)	—	(5.7)

Total shareholder’s equity	(217.1)	983.1	1,867.5	(2,882.6)	(249.1)

Noncontrolling interest	—	—	(4.1)	—	(4.1)

Total equity	(217.1)	983.1	1,863.4	(2,882.6)	(253.2)

Total liabilities and shareholder’s equity	$2,946.3	$1,307.6	$2,331.4	$(3,864.3)	$2,721.0

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Six Months Ended December 31, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(35.7)	$63.4	$21.6	$(84.4)	$(35.1)
Loss from discontinued operations	—	—	(0.2)	—	(0.2)

Earnings/(loss) from continuing operations	(35.7)	63.4	21.8	(84.4)	(34.9)
Adjustments to reconcile earnings/loss from continued operations to net cash from operations:
Depreciation and amortization	—	26.4	33.7	—	60.1
Unrealized foreign currency transaction (gains)/losses, net	(2.1)	0.7	10.0	—	8.6
Amortization of debt financing costs	4.8	—	—	—	4.8
Deferral of interest through utilization of PIK	—	—	—	—	—
Asset impairments and (gain)/loss on sale of assets	0.2	(0.1)	—	—	0.1
Equity compensation	2.3	—	—	—	2.3
Income from subsidiaries	(84.4)	—	—	84.4	—
Provision (benefit) for deferred income taxes	0.6	2.9	(1.2)	—	2.3
Provisions for bad debts and inventory	—	2.0	3.0	—	5.0
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	(0.9)	29.9	—	29.0
Decrease/(Increase) in inventories	—	(3.2)	2.3	—	(0.9)
Increase/(Decrease) in accounts payable	—	(1.4)	(25.3)	—	(26.7)
Other accrued liabilities and operating items, net	2.6	(16.2)	(19.7)	—	(33.3)

Net cash provided by/(used in) operating activities from continuing operations	(111.7)	73.6	54.5	—	16.4
Net cash provided by/(used in) operating activities from discontinued operations	—	—	—	—	—

Net cash provided by/ (used in) operating activities	(111.7)	73.6	54.5	—	16.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	—	3.6	—	3.6
Additions to property and equipment	—	(14.7)	(18.5)	—	(33.2)

Net cash used in investing activities from continuing operations	—	(14.7)	(14.9)	—	(29.6)
Net cash used in investing activities from discontinued operations	—	—	—	—	—

Net cash used in investing activities	—	(14.7)	(14.9)	—	(29.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	63.9	(72.1)	8.2	—	—
Net change in short-term borrowings	(3.9)	—	(0.9)	—	(4.8)
Repayments in revolver credit facility	—	—	—	—	—
Borrowings from revolver credit facility	—	—	—	—	—
Repayments in long-term obligations	(7.1)	(0.8)	(4.7)	—	(12.6)
Distribution to non controlling interest holder	—	—	(2.6)	—	(2.6)
Equity (redemption) contribution	3.5	—	—	—	3.5

Net cash (used in)/ provided by financing activities from continuing operations	56.4	(72.9)	—	—	(16.5)
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	56.4	(72.9)	—	—	(16.5)

Effect of foreign currency on cash	38.8	—	(32.4)	—	6.4
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(16.5)	(14.0)	7.2	—	(23.3)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	17.7	31.8	114.5	—	164.0

CASH AND EQUIVALENTS AT END OF PERIOD	$1.2	$17.8	$121.7	$—	$140.7

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Six Months Ended December 31, 2009

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(293.4)	$(152.7)	$21.2	$130.6	$(294.3)
Loss from discontinued operations	—	(6.3)	—	—	(6.3)

Earnings/(loss) from continuing operations	(293.4)	(146.4	21.2	130.6	(288.0)
Adjustments to reconcile earnings/loss from continued operations to net cash from operations:
Depreciation and amortization	—	28.9	35.0	—	63.9
Unrealized foreign currency transaction (gains)/losses, net	0.2	0.3	14.2	—	14.7
Amortization of debt financing costs	4.8	—	—	—	4.8
Deferral of interest through utilization of PIK	29.0	—	—	—	29.0
Asset impairments and (gain)/loss on sale of assets	—	205.4	38.8	—	244.2
Equity compensation	0.2	—	—	—	0.2
Income from subsidiaries	130.6	—	—	(130.6)	—
Provision (benefit) for deferred income taxes	0.5	2.7	(9.5)	—	(6.3)
Provisions for bad debts and inventory	—	0.6	4.2	—	4.8
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	(7.4)	22.4	—	15.0
Decrease/(Increase) in inventories	—	7.6	5.5	—	13.1
Increase/(Decrease) in accounts payable	—	(9.5)	(3.5)	—	(13.0)
Other accrued liabilities and operating items, net	(6.0)	12.2	23.7	—	29.9

Net cash provided by/(used in) operating activities from continuing operations	(134.1)	94.4	152.0	—	112.3
Net cash provided by/(used in) operating activities from discontinued operations	—	(8.5)	—	—	(8.5)

Net cash provided by/ (used in) operating activities	(134.1)	85.9	152.0	—	103.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	0.5	—	—	0.5
Additions to property and equipment	—	(7.8)	(29.0)	—	(36.8)

Net cash used in investing activities from continuing operations	—	(7.3)	(29.0)	—	(36.3)
Net cash used in investing activities from discontinued operations	—	—	—	—	10.5

Net cash used in investing activities	—	10.5	(29.0)	—	(25.8)

		3.2
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	184.9	(79.9)	(105.0)	—	—
Net change in short-term borrowings	(4.2)	—	0.6	—	(3.6)
Repayments in revolver credit facility	(36.0)	—	—	—	(36.0)
Borrowings from revolver credit facility	—	—	—	—	—
Repayments in long-term obligations	(7.1)	(0.8)	(3.8)	—	(11.7)
Distribution to non controlling interest holder	—	—	(1.7)	—	(1.7)
Equity (redemption) contribution	0.5	—	—	—	0.5

Net cash (used in)/ provided by financing activities from continuing operations	138.1	(80.7)	(109.9)	—	(52.5)
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	138.1	(80.7)	(109.9)	—	(52.5)

Effect of foreign currency on cash	—	—	0.8	—	0.8
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	4.0	8.4	13.9	—	26.3
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	4.3	59.6	—	63.9

CASH AND EQUIVALENTS AT END OF PERIOD	$4.0	$12.7	$73.5	$—	$90.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

Catalent Pharma Solutions, Inc. is one of the leading providers of advanced drug delivery technologies and outsourced development, manufacturing, and packaging services to the global pharmaceutical, biotechnology and consumer health industry. Our proprietary drug delivery and formulation technologies help our customers achieve their desired clinical and market outcomes and are used in many well-known products. Our business is organized in the following reportable segments: Oral Technologies, Sterile Technologies, Packaging Services and Development & Clinical Services. We believe that through our prior and ongoing investments in capacity, ongoing focus on operational excellence, innovation activities, the sales of existing products and introduction of new products by our customers, we will continue to benefit from attractive margins and from the growth potential in these areas.

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

Results of Operations

Use of EBITDA from continuing operations

Management measures operating performance based on consolidated earnings from continuing operations before interest expense, expense/ (benefit) for income taxes, depreciation and amortization and is adjusted for the income or loss attributable to noncontrolling interest (“EBITDA from continuing operations”). EBITDA from continuing operations is not defined under U.S. GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP and is subject to important limitations.

We believe that the presentation of EBITDA from continuing operations enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and use this measure for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expenses represent a meaningful portion of the Company’s cost structure. We believe EBITDA from continuing operations will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates depreciation and amortization expense. We present EBITDA from continuing operations in order to provide supplemental information that we consider relevant for the readers of the financial statements, and such information is not meant to replace or supersede U.S. GAAP measures. Our definition of EBITDA from continuing operations may not be the same as similarly titled measures used by other companies.

In addition, the Company evaluates the performance of its segments based on segment earnings before noncontrolling interest, other (income)/expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”).

Three Months Ended December 31, 2010 compared to the Three Months Ended December 31, 2009

Results for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 are as follows:

(in millions)	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Increase/(Decrease)
			$	%
Net revenue	$413.1	$433.5	$(20.4)	-5%
Cost of products sold	290.9	315.1	(24.2)	-8%

Gross margin	122.2	118.4	3.8	3%
Selling, general and administrative expense	72.7	76.2	(3.5)	-5%
Impairment charges and (gain)/loss on sale of assets	(0.5)	0.2	(0.7)	*
Restructuring and other	5.0	4.5	0.5	11%

Operating earnings/(loss)	45.0	37.5	7.5	20%
Interest expense, net	41.2	44.1	(2.9)	-7%
Other (income)/expense, net	1.3	(9.5)	10.8	*

Earnings/(loss) from continuing operations before income taxes	2.5	2.9	(0.4)	-14%
Income tax expense/ (benefit)	9.3	18.4	(9.1)	-49%

Earnings/(loss) from continuing operations	(6.8)	(15.5)	8.7	-56%
Earnings /(loss) from discontinued operations	—	(5.3)	5.3	*

Net earnings/(loss)	(6.8)	(20.8)	14.0	- 67%
Net earnings/(loss) attributable to noncontrolling interest	1.4	0.9	0.5	56%

Net earnings/(loss) attributable to Catalent	$(8.2)	$(21.7)	$13.5	-62%

*	Percentage not meaningful

Net Revenue

Net revenue decreased $20.4 million, or 5%, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted revenue by approximately 3%, or $11.5 million. Excluding the impact of foreign exchange, net revenue decreased by $8.8 million, or 2%, during the three months ended December 31, 2010, primarily due to decreased demand within the Packaging Services and Sterile Technologies segments as a result of higher H1N1 flu volumes that the Company realized in the second quarter of the prior fiscal year as a result of the H1N1 pandemic in the prior fiscal year; partially offset by current quarter increased demand within our Oral Technologies and Development & Clinical Services segments. Within Oral Technologies, the increase was primarily driven by increased demand for prescription softgel products from several South American and European facilities. Within Development & Clinical Services, the increase was primarily driven by increased demand for analytical science services and biologics services within North America.

Gross Margin

Gross margin increased $3.8 million, or 3%, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted gross margin by approximately 3%, or $3.6 million. Excluding the impact of foreign exchange, gross margin increased by $7.5 million, or 6%, primarily due to the increased demand for prescription softgels and favorable product mix within the Oral Technologies segment as well as due to the revenue increase within the Development and Clinical Services segment; partially offset by the decreased demand within Packaging Services related to H1N1 volumes as compared to the prior year period.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased by approximately 5%, or $3.5 million, compared to the comparable period of fiscal 2010. The stronger U.S. dollar decreased selling, general and administrative expense by approximately 2%, or $1.5 million. Excluding the impact of foreign exchange, selling, general and administrative expenses decreased 2%, or $1.9 million, as compared to the same period a year ago primarily due to cost saving initiatives implemented across the Company’s operating segments, as well as the timing of research and development expenses and investments in our sales and marketing functions.

Restructuring and Other

Restructuring and other special items charges of $5.0 million for the three months ended December 31, 2010 increased $0.5 million compared to the same period from a year ago. The current period charges include asset impairment and real estate costs associated with facilities exited in prior periods and employee related restructuring charges.

Interest Expense, net

Interest expense, net of $41.2 million for the three months ended December 31, 2010 decreased $2.9 million compared to the period ended December 31, 2009 was attributable to lower average foreign exchange rates as compared to the same period a year ago.

Other (Income)/Expense, net

Other expense increased by $10.8 million for the three months ended December 31, 2010 compared to the same three months of the prior fiscal year. This fluctuation primarily resulted from non-cash unrealized foreign currency transaction gains of $2.1 million during the second quarter of fiscal year 2011 compared with $12.9 million of non-cash unrealized foreign currency transaction gains recorded in the comparable prior year period.

Provision/(Benefit) for Income Taxes

Our provision / (benefit) for income taxes for the three months ended December 31, 2010 was $9.3 million relative to income before income taxes of $2.5 million. Our provision / (benefit) for income taxes for the three months ended December 31, 2009 was $18.4 million relative to income before income taxes of $2.9 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items.

Segment Review

The Company’s results on a segment basis for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 are as follows:

	Three Months Ended December 31,	Three Months Ended December 31,	Increase/(Decrease)
(in millions)	2010	2009	$	%
Oral Technologies
Net revenue	$261.5	$262.1	$(0.6)	*
Segment EBITDA	66.6	62.6	4.0	6%
Sterile Technologies
Net revenue	53.7	60.8	(7.1)	-12%
Segment EBITDA	8.3	8.0	0.3	4%
Packaging Services
Net revenue	62.3	77.6	(15.3)	-20%
Segment EBITDA	0.6	7.2	(6.6)	-92%
Development and Clinical Services
Net revenue	42.2	41.9	0.3	1%
Segment EBITDA	8.7	7.7	1.0	13%
Inter-segment revenue elimination	(6.6)	(8.9)	2.3	-26%
Unallocated costs (1)	(11.2)	(7.9)	(3.3)	42%
Combined Total
Net revenue	413.1	433.5	(20.4)	-5%
EBITDA from continuing operations	$73.0	$77.6	$(4.6)	-6%

*	Percentage not meaningful

(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Impairment charges and gain/(loss) on sale of assets	$0.5	$(0.2)
Equity compensation	(0.9)	(1.3)
Restructuring and other special items	(7.0)	(8.3)
Sponsor advisory fee	(2.5)	(2.5)
Noncontrolling interest, net	(1.4)	(0.9)
Other income/(expense), net	(1.3)	9.5
Non-allocated corporate costs, net	1.4	(4.2)

Total unallocated costs	$(11.2)	$(7.9)

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA from continuing operations

(in millions)	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009
Earnings/(loss) from continuing operations	$(6.8)	$(15.5)
Depreciation and amortization	30.7	31.5
Interest expense, net	41.2	44.1
Income tax expense (benefit)	9.3	18.4
Noncontrolling interest	(1.4)	(0.9)

EBITDA from continuing operations	$73.0	$77.6

Oral Technologies segment

Net revenue was essentially flat compared to the same period a year ago. The stronger U.S. dollar negatively impacted revenue. Excluding the impact of foreign exchange rates, net revenue increased by 3%, or $6.7 million. This increase was primarily related to increased demand for prescription and consumer health softgel products from several South American and European facilities, partially offset by near term decreased market demand for our customer’s products which utilize our Zydis platform.

Segment EBITDA increased by 6%, or $4.0 million. Oral Technologies’ EBITDA was negatively impacted by the stronger U.S. dollar by approximately 3%, or $2.1 million. Excluding the impact of foreign exchange rates, the increase was $6.1 million, or 9%, and was primarily related to the previously mentioned demand increases for prescription and consumer health softgel products, as well as favorable product mix and overhead expense cost savings initiatives implemented within the segment.

Sterile Technologies segment

Net revenue decreased by 12%, or $7.1 million. The stronger U.S. dollar negatively impacted revenue growth by approximately 4%, or $2.5 million. Excluding the impact of foreign exchange rates, net revenues decreased 8%, or $4.6 million, which was primarily driven by decreased demand for our pre-filled syringe offering as compared to the non-recurring H1N1 related volumes realized in same fiscal quarter of the prior year as a result of the H1N1 pandemic during the prior fiscal year period.

Segment EBITDA increased by 4%, or $0.3 million. Sterile Technologies’ EBITDA was negatively impacted by the stronger U.S. dollar by approximately 6%, or $0.4 million. Excluding the impact of foreign exchange rates, the increase was 10%, or $0.7 million, and was primarily attributable to an employee related government tax credit in a foreign jurisdiction and favorable product mix within the blow-fill-seal offering; partially offset by the volume declines attributable to the non-recurring H1N1 volumes the Company realized in the prior fiscal year.

Packaging Services segment

Net revenue decreased by 20%, or $15.3 million. The stronger U.S. dollar negatively impacted the segment’s revenue by approximately 1%, or $0.9 million. Excluding the impact of foreign exchange rates, net revenue decreased by approximately 19%, or $14.4 million, which was primarily related to lower demand within North American and European commercial packaging facilities as a result of non-recurring H1N1 flu volumes realized in the same fiscal quarter of the prior year as discussed above.

Segment EBITDA decreased 92%, or $6.6 million. Segment EBITDA was negatively impacted by the stronger U.S. dollar by approximately 1%, or $0.1 million. Excluding the impact of foreign exchange, the decrease of 91%, or $6.5 million, was primarily related to lower demand at our North American and European commercial packaging facilities due to non-recurring H1N1 volumes from the prior fiscal year as discussed above.

Development and Clinical Services segment

Net revenue increased by 1%, or $0.3 million. The stronger U.S. dollar negatively impacted the revenue growth by approximately 2%, or $0.9 million. Excluding the impact of foreign exchange rates, net revenue increased 3%, or $1.2 million, which was primarily driven by increased demand for analytical science services and biologics services within several North American facilities.

Segment EBITDA increased by 13%, or $1.0 million. Segment EBITDA was negatively impacted by the stronger U.S. dollar by approximately 4%, or $0.3 million. Excluding this impact, the increase was 17%, or $1.3 million, which was primarily due to the aforementioned demand increase for analytical science services and biologics services within North America, as well as favorable product mix within our European clinical services facilities.

Six Months Ended December 31, 2010 compared to the Six Months Ended December 31, 2009

Results for the six months ended December 31, 2010 compared to the six months ended December 31, 2009 are as follows:

(in millions)	Six Months Ended December 31,	Six Months Ended December 31,	Increase/(Decrease)
	2010	2009	$	%
Net revenue	$815.2	$849.1	$(33.9)	-4%
Cost of products sold	586.0	625.5	(39.5)	-6%

Gross margin	229.2	223.6	5.6	3%
Selling, general and administrative expense	147.5	146.7	0.8	1%
Impairment charges and (gain)/loss on sale of assets	0.1	244.2	(244.1)	*
Restructuring and other	10.6	7.1	3.5	49%

Operating earnings/(loss)	71.0	(174.4)	245.4	*
Interest expense, net	81.8	84.7	(2.9)	-3%
Other (income)/expense, net	13.4	21.1	(7.7)	-36%

Earnings/(loss) from continuing operations before income taxes	(24.2)	(280.2)	256.0	-91%
Income tax expense/ (benefit)	10.7	7.8	2.9	37%

Earnings/(loss) from continuing operations	(34.9)	(288.0)	253.1	-88%
Earnings /(loss) from discontinued operations	(0.2)	(6.3)	6.1	-97%

Net earnings/(loss)	(35.1)	(294.3)	259.2	-88%
Net earnings/(loss) attributable to noncontrolling interest	0.6	(0.9)	1.5	*

Net earnings/(loss) attributable to Catalent	$(35.7)	$(293.4)	$257.7	-88%

*	Percentage not meaningful

Net Revenue

Net revenue decreased $33.9 million, or 4%, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted revenue by approximately 3%, or $27.6 million. Excluding the impact of foreign exchange, net revenue decreased by $6.2 million, or 1%, during the six months ended December 31, 2010, primarily due to decreased demand within Packaging Services and Sterile Technologies; partially offset by increases within the Oral Technologies and Development & Clinical Services segments. The decrease in Packaging Services was driven by reduced demand for commercial packaging and printed components services, partially attributable to higher H1N1 flu related volumes that the Company realized in same period in the prior fiscal year as a result of the H1N1 pandemic. The Sterile Technologies decline was also primarily attributable to higher H1N1 flu related volumes form the prior fiscal year as well as certain customer volume declines within the blow-fill-seal technology platform. The Oral Technologies increase was a result of strong demand for prescription softgel products within several North American and European facilities, partially offset by near term decreased market demand for our customer’s products which utilize our Zydis platform. The Development & Clinical Services volume increase was primarily related to strong demand for biologic and clinical services within North America.

Gross Margin

Gross margin increased $5.6 million, or 3%, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted gross margin by approximately 4%, or $8.2 million. Excluding the impact of foreign exchange, gross margin increased by $13.9 million, or 7%, primarily due to product mix related to revenue increases within the Oral Technologies segment and the increased demand for biologic and clinical services within the Development and Clinical Services segment.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by approximately 1%, or $0.8 million, compared to the comparable period of fiscal 2011. The stronger U.S. dollar decreased selling, general and administrative expense by approximately 2%, or $3.5 million. Excluding the impact of foreign exchange, selling, general and administrative expenses increased 3%, or $4.4 million, as compared to the same period a year ago primarily due to an increase in research and development spending within our segments as compared to the same period in the prior year and investments in our sales and marketing functions.

Restructuring and Other

Restructuring and other special items charges of $10.6 million for the six months ended December 31, 2010 increased $3.5 million compared to the same period from a year ago. The charges for the six month ended December 31, 2010 included asset impairment and real estate charges related to planned facility consolidations announced in prior periods and employee related charges resulting from reductions in force to adjust the capacity of our workforce.

Interest Expense, net

Interest expense, net of $81.8 million for the six months ended December 31, 2010 decreased $2.9 million, primarily driven by the lower average foreign exchange rates compared to the six month period ended December 31, 2009.

Other (Income)/Expense, net

Other expense, net decreased by $7.7 million for the six months ended December 31, 2010 compared to the same six months of the prior fiscal year. This fluctuation primarily resulted from recording non-cash unrealized foreign currency transaction losses of $8.5 million during the six months of fiscal year 2011 compared with $14.7 million of non-cash unrealized foreign currency transaction losses in the comparable prior year period. In addition, Euro hedge losses recorded in the prior year period totaled $3.3 million as compared to zero during the six months ended December 31, 2010 due to the designation of the financial instrument for hedge accounting purposes effective October 1, 2010. These amounts were offset by an increase in realized foreign currency losses of approximately $1.5 million.

Provision/(Benefit) for Income Taxes

The income tax provision / (benefit) relative to earnings / (loss) before income taxes, minority interest and discontinued operations was 44.2 % and 2.8% for the six months ended December 31, 2010 and 2009, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review

The Company’s results on a segment basis for the six months ended December 31, 2010 compared to the six months ended December 31, 2009 are as follows:

	Six Months Ended December 31,	Six Months Ended December 31,	Increase/(Decrease)
(in millions)	2010	2009	$	%
Oral Technologies
Net revenue	$505.5	$509.2	$(3.7)	-1%
Segment EBITDA	118.8	112.3	6.5	6%
Sterile Technologies
Net revenue	107.4	122.2	(14.8)	-12%
Segment EBITDA	13.5	18.5	(5.0)	-27%
Packaging Services
Net revenue	130.6	150.0	(19.4)	-13%
Segment EBITDA	3.7	10.8	(7.1)	-66%
Development and Clinical Services
Net revenue	85.6	82.4	3.2	4%
Segment EBITDA	17.6	13.5	4.1	30%
Inter-segment revenue elimination	(13.9)	(14.7)	0.8	-5%
Unallocated costs (1)	(36.5)	(285.8)	249.3	-87%
Combined Total
Net revenue	815.2	849.1	(33.9)	-4%
EBITDA from continuing operations	$117.1	$(130.7)	$247.8	*

*	Percentage not meaningful

(2)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009
Impairment charges and gain/(loss) on sale of assets	$(0.1)	$(244.2)
Equity compensation	(2.3)	(0.2)
Restructuring and other special items	(15.2)	(12.1)
Sponsor advisory fee	(5.0)	(5.0)
Noncontrolling interest, net	(0.6)	0.9
Other income/(expense), net	(13.4)	(21.1)
Non-allocated corporate costs, net	0.1	(4.1)

Total unallocated costs	$(36.5)	$(285.8)

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA from continuing operations

(in millions)	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009
Earnings/(loss) from continuing operations	$(34.9)	$(288.0)
Depreciation and amortization	60.1	63.9
Interest expense, net	81.8	84.7
Income tax expense (benefit)	10.7	7.8
Noncontrolling interest	(0.6)	0.9

EBITDA from continuing operations	$117.1	$(130.7)

Oral Technologies segment

Net revenue decreased by 1%, or $3.7 million, compared to the same period a year ago. The stronger U.S. dollar negatively impacted revenue totals by approximately 3%, or $16.4 million. Excluding the impact of foreign exchange rates, net revenue increased by 2%, or $12.7 million. This increase was primarily related to increased demand for prescription and consumer health softgel products from several North American, South American and European facilities, partially offset by near term decreased market demand for our customer’s products which utilize our Zydis platform.

Segment EBITDA increased by 6%, or $6.5 million. Oral Technologies’ EBITDA was negatively impacted by the stronger U.S. dollar by approximately 4%, or $4.0 million. Excluding the impact of foreign exchange rates, the increase was $10.5 million, or 10%, which was primarily related to the previously mentioned demand increases for prescription and consumer health products and favorable product mix at several facilities; partially offset by the decreased demand for Zydis products as discussed above.

Sterile Technologies segment

Net revenue decreased by 12%, or $14.8 million. The stronger U.S. dollar negatively impacted revenue growth by approximately 5%, or $6.3 million. Excluding the impact of foreign exchange rates, net revenues decreased 7%, or $8.5 million, which was primarily driven by lower certain customer volume declines within the blow-fill-seal offering, and decreased volumes within one of the European injectable facilities as a result of non-recurring H1N1 related volumes that were realized during the same period of the prior fiscal year as discussed above.

Segment EBITDA decreased by 27%, or $5.0 million. Sterile Technologies’ EBITDA was negatively impacted by the stronger U.S. dollar by approximately 7%, or $1.3 million. Excluding the impact of foreign exchange rates, the decrease was 20%, or $3.7 million. The decrease was due to the volume declines within the European injectable facilities and the blow-fill-seal offering, as discussed above.

Packaging Services segment

Net revenue decreased by 13%, or $19.4 million. The stronger U.S. dollar negatively impacted the segment’s revenue growth by approximately 2%, or $2.4 million. Excluding the impact of foreign exchange rates, net revenue decreased by approximately 11%, or $17.0 million, which was primarily related to lower demand within North American and European commercial packaging facilities, which is partially attributable to non-recurring H1N1 flu related volumes that were realized in the same period of the prior fiscal year as discussed above.

Segment EBITDA decreased 66%, or $7.1 million. Segment EBITDA was negatively impacted by the stronger U.S. dollar by approximately 2%, or $0.2 million. Excluding the impact of foreign exchange rates, the decrease of 64%, or $6.9 million, was primarily related to lower demand at our North American and European commercial packaging facilities partially related to the non-recurring H1N1 flu volumes occurring in the prior fiscal year as described above, partially offset by the implementation of selling, general and administration cost saving efficiencies and manufacturing indirect cost savings across the segment.

Development and Clinical Services segment

Net revenue increased by 4%, or $3.2 million. The stronger U.S. dollar negatively impacted the revenue growth by approximately 3%, or $2.6 million. Excluding the impact of foreign exchange rates, revenues increased 7%, or $5.8 million, which was primarily driven by increased demand for biologics services and for clinical services projects within several North American facilities.

Segment EBITDA increased by 30%, or $4.1 million. Segment EBITDA was negatively impacted by the stronger U.S. dollar by approximately 7%, or $1.0 million. Excluding this impact, the increase was 37%, or $5.2 million, which was primarily due to the aforementioned demand increase for biologics services and clinical services projects.

Liquidity and Capital Resources

Sources and Uses of Cash

The Company’s principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of December 31, 2010, the Company’s financing needs were supported by a $350.0 million revolving credit agreement, which was reduced by $15.0 million of outstanding letters of credit. The revolving credit agreement matures April 10, 2013. As of December 31, 2010, we had no outstanding borrowings under the Company’s revolving credit agreement.

The Company has the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its $565 million 9 1/2% /10 1/4 % Senior PIK-Election Notes due 2015 (the “Senior Toggle Notes”) in lieu of making cash interest payments. While the Company had sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company elected to do so for the October 15, 2009 and April 15, 2010 interest payment dates as an efficient and cost-effective method to further enhance liquidity in light of the substantial dislocation in the financial markets at that time. During the PIK election period, the Senior Toggle Notes were subject to the PIK interest rate of 10 1/4%. For the interest period ending on October 15, 2010, the Company made such interest payment entirely in cash.

In connection with this election, on April 12, 2010, we delivered notice to The Bank of New York Mellon (formerly known as The Bank of New York), in its capacity as trustee under the indenture for the Company’s outstanding Senior Toggle Notes, that, with respect to the interest due on such notes on the October 15, 2010 interest payment date, the Company would make such interest payment entirely in cash at the cash interest rate of 9.50%. As a result, the entirely cash interest election became the default election and the Company did not elect to change the cash interest election for the final interest election period ending April 15, 2011. Therefore, all remaining interest payments on the Senior Toggle Notes are to be paid entirely in cash in accordance with the terms of the indenture.

We continue to believe that the Company’s cash from operations and available borrowings under the revolving credit facility will be adequate to meet the Company’s future liquidity needs for at least the next twelve months.

Cash Flows

The following table summarizes the Company’s statement of cash flows from continuing operations:

(in millions)	Six Months Ended December 31, 2010	Six Months Ended December 31, 2009	$ Change
Net cash provided by/(used in):
Operating activities	$16.4	$112.3	$(95.9)
Investing activities	(29.6)	(36.3)	6.7
Financing activities	(16.5)	(52.5)	36.0

Operating activities

For the six month period ended December 31, 2010, cash provided by operating activities was $16.4 million compared to cash provided by operating activities of $112.3 million for the six month period ended December 31, 2009. The reduction was primarily driven by changes in foreign exchange rates impacting our liability accounts and the impact of our income tax provision on our accrued income tax payable balance. In addition, cash flow generation was lower in the current year period due to our election to cease using the PIK feature of the Senior Toggle Notes and to pay cash interest for the interest period ending on October 15, 2010.

Investing activities

For the six month period ended December 31, 2010, cash used in investing activities was $29.6 million, a decrease of $6.7 million compared to the six month period ending December 31, 2009, attributable to lower capital expenditures.

Financing activities

For the six month period ended December 31, 2010, cash used in financing activities was $16.5 million compared to cash used by financing activities of $52.5 million in the same period a year ago. The year over year fluctuation was primarily attributable to the to the repayments of $36.0 million of borrowings from our revolving credit facility in prior year period, with no such payment being made in the current year period.

Debt and Financing Arrangements

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of December 31, 2010, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements. The unrealized losses on our interest rate swaps that are designated as effective cash flow hedges for accounting purposes were $4.1 million, net of tax and are recorded within Accumulated Other Comprehensive Loss on our balance sheet at December 31, 2010.

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

As of December 31, 2010, the Company was in compliance with all restrictive covenants related to its long-term obligations

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

The senior credit facility and indentures governing the Senior Toggle Notes and the Senior Subordinated Notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of December 31, 2010, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

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

The Company’s Adjusted EBITDA for the last twelve months ended December 31, 2010 based on the definitions in the Company’s indentures is calculated as follows:

(in millions)	Trailing Twelve Months Ended December 31, 2010
Loss from continuing operations	$(29.1)
Interest expense, net	157.9
Income tax (benefit)/expense	24.5
Depreciation and amortization	122.6
Noncontrolling interest	(4.1)

EBITDA from continuing operations	271.8
Equity compensation(1)	4.7
Impairment charges and (gain)/loss on sale of assets(2)	4.5
Restructuring and other special items(3)	43.0
Unrealized Foreign exchange loss/(gain) (included in other expense (income), net)(4)	(9.7)
Other adjustments	3.2
Advisory monitoring fee(5)	10.0

Subtotal	327.5
Estimated cost savings	—
Adjusted EBITDA	$327.5

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges and losses from the sale of assets not included in restructuring and other special items discussed below.

(3)

Restructuring and other special charges of $43.0 million were primarily attributable to restructuring activities which focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure.

(4)

Reflects $34.4 million of unrealized foreign currency translation recorded on inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender. These unrealized gains were offset by the exclusion of realized foreign currency exchange rate losses from the non-cash and cash settlement of inter-company loans of $15.9 million and $8.9 million, respectively. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the companies trade operations. These inter-company foreign exchange gains and losses were offset by $0.1 million of unrealized gains from our interest rate swap derivative agreements.

(5)	Represents amount of sponsor advisory fee. See Related Party Transactions (Note 10) of the unaudited Consolidated Financial Statements.

Interest Risk Management

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of December 31, 2010 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with the Company’s floating USD LIBOR and EURIBOR rate debt were designated as effective cash flow hedges. The derivative used to manage the risk associated with the Company’s floating TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt is an effective economic hedge but is not designated as an effective cash flow hedge for financial reporting purposes.

Currency Risk Management

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in Euros. At December 31, 2010, the Company had Euro denominated debt outstanding of $619.0 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in Accumulated Other Comprehensive Income (Loss) as part of the cumulative translation adjustment. During the six months ended December 31, 2010, the Company recorded $38.8 million as a loss within cumulative translation adjustment. The net accumulated gain of this net investment as of December 31, 2010 included within Other Comprehensive Income was approximately $69.9 million. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated.

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

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements as of December 31, 2010.

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

Interest Rate Risk

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of December 31, 2010, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans due in April and May 2013. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

As of December 31, 2010, the Company had four outstanding interest rate derivatives, three of which were effective December 31, 2010 with a combined notional value of $760.0 million and €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In addition, the Company has a Japanese Yen interest rate swap which is economically effective but is not designated as an effective hedge for financial reporting and is included in the Consolidated Statements of Operations as Other (Income)/Expense.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. Currently, the Company is a named defendant in one hundred and seventy-five pending isotretinoin lawsuits. Plaintiffs allege that they suffer from inflammatory bowel disease and other disorders as a result of their ingestion of Amnesteem. The geographic distribution of these one hundred and seventy-five lawsuits is as follows: one in the U.S. District Court for the Middle District of North Carolina that has been transferred to the Accutane® (Isotretinoin) federal Multi-District Litigation (“Accutane MDL”) in the Middle District of Florida; two in the Court of Common Pleas, Washington County, Pennsylvania; and one hundred seventy-two in the Superior Court, Atlantic County, New Jersey. The New Jersey cases and several of the other cases have been brought by a consortium of plaintiffs’ law firms, including Seeger Weiss. The following discussion contains more detail about the lawsuits.

One hundred seventy-two lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by individual plaintiffs who claim to have ingested Amnesteem, and, in some cases, one or more competing branded generic isotretinoin products, including Sotret® (Ranbaxy) and/or Claravis® (Barr), as well as Accutane (the pioneer isotretinoin product sold by Hoffmann-La Roche). Sixty-five of these cases allegedly involve the use of both Accutane and one or more of the branded generic forms of isotretinoin. Such cases, which include one or more Roche entities as defendants, are filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all Accutane lawsuits pending in New Jersey state courts. The remaining one hundred and seven cases do not involve the use of Accutane, but allegedly involve the use of one or more branded generic isotretinoin products, including Amnesteem. These cases are not part of the Accutane mass tort litigation; these non-mass tort, generics-only cases have been consolidated for discovery purposes but not for trial. All one hundred seventy-two of the cases pending in New Jersey, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name the pharmaceutical companies whose respective isotretinoin products each plaintiff allegedly ingested.

Two lawsuits involving only Amnesteem use are pending in the Court of Common Pleas, Washington, County, Pennsylvania. One lawsuit was filed in the General Court of Justice, Superior Court Division, Durham County, North Carolina, but was removed to the United States District Court for the Middle District of North Carolina, Durham Division. Pursuant to a tolling agreement, the case had been dismissed without prejudice pending the outcome of the United States Court of Appeals for the Eleventh Circuit’s review of the decision of the Accutane MDL Court to exclude plaintiff’s general causation expert. On August 26, 2008, the Eleventh Circuit affirmed the exclusion of plaintiff’s expert, and a subsequent petition for rehearing was denied. Plaintiffs have since re-filed the case in the Middle District of North Carolina and the Company successfully moved to transfer the case to the Accutane MDL in the Middle District of Florida.

One lawsuit appearing to involve only Amnesteem use was served on the Company in February 2009 and had been pending in the District Court of Bowie County, Texas. This plaintiff ultimately dismissed his Texas lawsuit, shortly after filing a new lawsuit in New Jersey, and this New Jersey lawsuit is included among the above-referenced one hundred and three consolidated non-mass tort cases.

One lawsuit allegedly involving Amnesteem, Claravis and Accutane ingestions had been filed in the Circuit Court, Cook County, Illinois. The Company was dismissed from the suit without prejudice in June 2010.

One lawsuit allegedly involving Amnesteem and Claravis filed in the Superior Court, Atlantic County, New Jersey was dismissed on September 17, 2010.

Although expressed in various terms, generally speaking, all one hundred and seventy-five lawsuits set forth some or all of the standard array of product liability claims, including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

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

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date: February 10, 2011	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date: February 10, 2011	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Senior Vice President & Chief Financial Officer