Form 10-Q
period 2011-03-31
Catalent Pharma Solutions, Inc.
filed 2011-05-10
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 10, 2011, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions)

Unaudited

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
Net revenue	$417.5	$412.2	$1,191.5	$1,224.0
Cost of products sold	276.8	284.3	827.7	878.8

Gross margin	140.7	127.9	363.8	345.2
Selling, general and administrative expenses	79.3	79.0	221.8	220.8
Impairment charges and loss/(gain) on sale of assets	3.0	(0.2)	3.1	230.1
Restructuring and other	3.9	7.1	14.0	12.8
Property and casualty losses	1.1	—	1.1	—

Operating income (loss)	53.4	42.0	123.8	(118.5)
Interest expense, net	39.7	37.3	121.4	122.2
Other (income)/expense, net	11.6	—	24.9	20.9

Earnings/(loss) from continuing operations before income taxes	2.1	4.7	(22.5)	(261.6)
Income tax expense/(benefit)	7.9	7.5	18.5	15.3

Earnings/(loss) from continuing operations	(5.8)	(2.8)	(41.0)	(276.9)
Earnings/(loss) from discontinued operations	(6.7)	0.6	(6.5)	(19.6)

Net earnings/(loss)	(12.5)	(2.2)	(47.5)	(296.5)
Net earnings/ (loss) attributable to noncontrolling interest	1.8	1.2	2.5	0.3

Net earnings/(loss) attributable to Catalent	$(14.3)	$(3.4)	$(50.0)	$(296.8)

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except shares)

Unaudited

	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$200.7	$164.0
Trade receivables, net	241.0	236.7
Inventories, net	143.8	136.5
Prepaid expenses and other	87.5	92.7
Assets held for sale	48.0	52.6

Total current assets	721.0	682.5
Property and equipment, net	742.1	719.4
Other assets:
Goodwill	899.8	848.9
Other intangibles, net	296.2	296.6
Deferred income taxes	141.6	138.3
Other	39.2	41.7

Total assets	$2,839.9	$2,727.4

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$28.5	$30.2
Accounts payable	122.1	120.3
Other accrued liabilities	228.1	217.1
Liabilities held for sale	10.9	14.4

Total current liabilities	389.6	382.0
Long-term obligations, less current portion	2,306.0	2,239.8
Pension liability	108.8	100.6
Deferred income taxes	210.0	198.7
Other liabilities	63.4	69.8
Commitments and contingencies (see Note 13)
Shareholder’s equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—
Additional paid in capital	1,081.1	1,074.2
Accumulated deficit	(1,337.7)	(1,287.7)
Accumulated other comprehensive loss	21.1	(48.5)

Total Catalent shareholder’s (deficit)/equity	(235.5)	(262.0)

Noncontrolling interest	(2.4)	(1.5)

Total (deficit)/equity	(237.9)	(263.5)

Total liabilities and equity	$2,839.9	$2,727.4

The accompanying notes are an integral part of these consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholder’s Equity

(in millions)

Unaudited

	Common Stock	Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Non controlling Interest	Total Equity
Balance at June 30, 2010	$—	$1,074.2	$(1,287.7)	$(48.5)	$(1.5)	$(263.5)
Equity contributions		3.7				3.7
Comprehensive income (loss):
Net (loss)/earnings			(50.0)		2.5	(47.5)
Dividend distribution to noncontrolling interest					(2.6)	(2.6)
Foreign currency translation adjustments				54.4	(0.8)	53.6
Deferred compensation				0.8		0.8
Change in unrealized gain/(loss) on derivatives				14.4		14.4

Total comprehensive income						18.7
Equity compensation		3.2				3.2

Balance at March 31, 2011	$—	$1,081.1	$(1,337.7)	$21.1	$(2.4)	$(237.9)

The accompanying notes are an integral part of this consolidated financial statement

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

Unaudited

	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings / (loss)	$(47.5)	$(296.5)
Loss from discontinued operations	(6.5)	(19.6)

Earnings / (loss) from continuing operations	(41.0)	(276.9)
Adjustments to reconcile earnings/(loss) from continued operations to net cash from operations
Depreciation and amortization	89.5	92.7
Unrealized foreign currency transaction (gains)/ losses, net	11.8	14.8
Amortization of debt financing costs	7.2	7.2
Deferral of interest through utilization of PIK	—	29.0
Asset impairments and (gain)/loss on sale of assets	3.1	230.1
Equity compensation	3.2	1.2
Provision for deferred income taxes	3.9	(4.0)
Provision for bad debts and inventory	5.3	8.3
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	12.5	11.2
Decrease/(increase) in inventories	(1.1)	13.2
(Decrease)/increase in accounts payable	(7.5)	(8.0)
Other accrued liabilities and operating items, net	9.7	56.1

Net cash provided by/ (used in) operating activities from continuing operations	96.6	174.9

Net cash provided by/ (used in) operating activities from discontinued operations	(5.1)	(4.6)

Net cash provided by/ (used in) operating activities	91.5	170.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	4.5	0.6
Additions to property and equipment	(54.6)	(43.9)

Net cash provided by/ (used in) investing activities from continuing operations	(50.1)	(43.3)
Net cash provided by/ (used in) investing activities from discontinuing operations	(1.1)	5.2

Net cash used in investing activities	(51.2)	(38.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(3.1)	(3.1)
Repayments in revolver credit facility	—	(36.0)
Borrowings from revolver credit facility	—	—
Repayments of long-term obligations	(17.8)	(14.8)
Distribution to non controlling interest holder	(2.6)	(1.7)
Equity (redemption) contribution	3.7	0.5

Net cash (used in)/ provided by financing activities from continuing operations	(19.8)	(55.1)

Net cash (used in)/ provided by from discontinued operations	—	—

Net cash (used in)/ provided by financing activities	(19.8)	(55.1)

Effect of foreign currency	16.2	(4.2)
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	36.7	72.9
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	164.0	63.9

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$200.7	$136.8

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$94.5	$67.7
Taxes paid	$13.6	$13.3

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

Reclassifications

Certain reclassifications have been made to conform the prior periods consolidated financial statements and notes to the current period presentation including reclassification of the financial results of a site in Schorndorf, Germany from the Packaging Services business unit to the Oral Technologies business unit and certain income tax reclassifications within the guarantor/non guarantor financial statements. In addition, during the quarter we classified the printed components component of the Packaging Services business unit as a held for sale operation to be discontinued. Accordingly, all current and prior period financial information has been reclassified within the financial statements to held for sale captions on the balance sheet and discontinued operations captions on the statements of operations and cash flow. See Note 2 for further discussion.

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

Property and Equipment and Other Definite Lived Intangible Assets

Property and equipment are reported at cost minus accumulated depreciation or amortization. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 20 years; furniture and fixtures—3 to 10 years. Depreciation expense was $67.8 million and $69.0 million for the nine months ended March 31, 2011 and March 31, 2010, respectively. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.

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

Goodwill

The Company accounts for goodwill and intangible assets with indefinite lives in accordance with ASC 350 - Goodwill – Intangible and Other Assets, (“ASC 350”). Under ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize and comparative market information. Goodwill and other indefinite-lived intangible assets are tested for impairment in accordance with ASC 350. The Company’s impairment analysis is based on a discounted cash flow analysis and other valuation methods which incorporate assumptions that it believes marketplace participants would utilize. The discount rate used for impairment testing is based on the risk-free rate plus an adjustment for market and company-specific risk factors. The use of alternative estimates, or adjusting the discount rate used could affect the estimated fair value of the assets and potentially result in more or less impairment. Any identified impairment would result in an adjustment to the Company’s results of operations. See Note 3 to the unaudited Consolidated Financial Statements for further discussion.

Assets Held for Sale and Discontinued Operations

We classify long-lived assets or a component entity as assets held for sale when the criteria have been met, in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). Further, we classify component entities as operations which have been discontinued when the criteria of ASC 205-20, Discontinued Operations (“ASC 205”) are met and the operations and cash flows have been or will be eliminated from the ongoing operations and we have no significant continuing involvement in the operations of the component after the disposal transaction. See Note 2 to these financial statements for additional information.

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

During the quarter ended March 31, 2011, the Company concluded that its printed components facilities qualified as a component entity, the operations of which will be classified as held for sale and discontinued. Accordingly, all current and prior period financial information has been reclassified within the financial statements to held for sale captions on the balance sheet and discontinued operations captions within the statements of operations and cash flow. The printed components entity was previously reported in the Company’s Packaging segment.

On November 13, 2009, the Company completed its sale of the North Raleigh, North Carolina sterile injectables facility to a third party for an amount which approximated fair value.

The operating results of these components are included in the Consolidated Statement of Operations for the three and nine months ended March 31, 2011 and March 31, 2010 within discontinued operations.

Summarized Consolidated Statements of Operations data for these discontinued operations are as follows:

(in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
Net revenue	$24.0	$25.6	$77.1	$83.5

Earnings /(loss) before income taxes	(6.3)	0.3	(6.0)	(19.8)
Income tax (benefit)/expense	0.4	(0.3)	0.5	(0.2)

Earnings/ (loss) from discontinued operations, net of tax	$(6.7)	$0.6	$(6.5)	$(19.6)

(in millions)	March 31, 2011	June 30, 2010
Assets held for sale
Working capital and other assets	$19.1	$22.3
Property, Plant and Equipment, net	28.9	30.3

Total assets held for sale	$48.0	$52.6

Liabilities held for sale
Current liabilities	$10.9	$14.4
Other liabilities	—	—

Total liabilities held for sale	$10.9	$14.4

3.	GOODWILL

The following table summarizes the changes between June 30, 2010 and March 31, 2011 in the carrying amount of goodwill in total and by reporting segment:

(in millions)	Oral Technologies	Sterile Technologies	Packaging Services	Development & Clinical Services	Total
Balance at June 30, 2010	$826.0	$—	$—	$22.9	$848.9
Foreign currency translation adjustments	48.9	—	—	2.0	50.9

Balance at March 31, 2011	$874.9	$—	$—	$24.9	$899.8

In connection with ASC 350, the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. In addition, the Company uses comparative market information and other factors to corroborate the discounted cash flow results.

During fiscal year 2010, the Company concluded that goodwill impairment indicators existed in the Sterile Technologies reporting unit and recorded a non-cash goodwill impairment charge of $158.3 million. In addition, in connection with the Company’s re-organization, certain components were moved out of the Packaging reporting unit and into the Development and Clinical Services unit. This re-organization resulted in allocating a relative fair value of the goodwill associated with the Packaging reporting unit to the new unit and recording a non-cash charge of $32.4 million.

Impairment charges are recorded within the Consolidated Statements of Operations as Impairment charges and loss/(gain) on sale of assets.

4.	DEFINITE LIVED LONG-LIVED ASSETS

Other intangible assets with definite lives are being amortized using the straight-line method over periods that range from twelve to twenty years. The details of other intangible assets subject to amortization as of March 31, 2011 and June 30, 2010, are as follows:

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
March 31, 2011
Amortized intangibles:
Core technology	20.0 years	$152.0	$(30.3)	$121.7
Customer relationships	12.0 years	47.4	(29.8)	17.6
Product relationships	12.0 years	235.5	(78.6)	156.9

Total amortized intangible assets		$434.9	$(138.7)	$296.2

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2010
Amortized intangibles:
Core technology	20.0 years	$139.0	$(22.7)	$116.3
Customer relationships	12.0 years	45.2	(27.7)	17.5
Product relationships	12.0 years	223.4	(60.6)	162.8

Total amortized intangible assets		$407.6	$(111.0)	$296.6

In the third fiscal quarter of the prior year and in conjunction with the goodwill impairment identified in the first quarter of fiscal 2010, the Company completed a required impairment review of other definite-lived intangible assets under ASC 350 within the Packaging Services segment and Sterile Technologies segment and recorded a non-cash charges to other definite-lived assets impairments of $9.7 million and $18.9 million, respectively, on the Consolidated Statement of Operations relating to intangible assets.

Also during fiscal 2010, the Company also completed the required review of long-lived assets under ASC 360 within the Packaging Services segment to test recoverability and recorded a non-cash charge of approximately $24.9 million.

Impairment charges were recorded within the Consolidated Statements of Operations as Impairment charges and loss/ (gain) on sale of assets.

Amortization expense for the nine months ended March 31, 2011 and 2010 was $21.7 million and $23.6 million, respectively.

Amortization expense in future periods is estimated to be:

(in millions)	Remainder fiscal 2011	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015
Amortization expense	$7.3	$29.2	$29.2	$29.2	$29.2

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in Euros. At March 31, 2011, the Company had Euro denominated debt outstanding of $662.3 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in Accumulated Other Comprehensive Income/(Loss) as part of the cumulative translation adjustment. During the nine months ended March 31, 2011, the Company recorded $82.9 million as a loss within cumulative translation adjustment. The net accumulated gain of this net investment as of March 31, 2011 included within Other Comprehensive Income was approximately $25.7 million. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated.

Credit Risk Related to Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of March 31, 2011, the terminal value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $41.4 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $9.0 million. If the Company had breached any of these provisions at March 31, 2011, it could have been required to settle its obligations under the agreements at their termination value of $41.4 million.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the first nine months of fiscal year 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

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

As of March 31, 2011, the Company had three outstanding interest rate derivatives; two with a combined notional value of $760 million and one with a notional of €240 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2011, the Company expects to reclassify $23.3 million from other comprehensive income into interest expense over the next twelve months.

Non-designated Hedges of Interest Rate Risk

As of March 31, 2011, the Company had a ¥1.575 billion notional value derivative outstanding maturing on May 15, 2013 that was an effective economic hedge but not designated for financial accounting purposes as a hedge instrument. This instrument is not speculative and is used to manage the Company’s economic exposure to interest rate movements. Changes in the fair value of derivatives not designated as a hedge for financial accounting purposes are recorded directly into earnings as other expense.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2011 and June 30, 2010.

(in millions)	Fair Values of Financial Derivatives Instruments on the Consolidated Balance Sheets
	Liability Derivatives As of March 31, 2011		Liability Derivatives As of June 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other accrued liabilities and other liabilities	$40.5	Other accrued liabilities and other liabilities	$54.8

(in millions)	Fair Values of Financial Derivatives Instruments on the Consolidated Balance Sheets
	Liability Derivatives As of March 31, 2011		Liability Derivatives As of June 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Total derivatives designated as hedging instruments under ASC 815:		$40.5		$54.8
Derivatives not designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other accrued liabilities and other liabilities	$0.3	Other accrued liabilities and other liabilities	$0.4
Total derivatives not designated as hedging instruments under ASC 815:		$0.3		$0.4

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Operations for the three and nine months ended March 31, 2011 and March 31, 2010.

(in millions)	Effect of Derivative Instruments on the Consolidated Statement of Operations
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion) for the Three and Nine Months Ended March 31,		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) for the Three and Nine Months Ended March 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) for the Three and Nine Months Ended March 31,
	2011	2010		2011	2010		2011	2010
Three Months Ended:
Interest Rate Swap	$3.7	$(18.5)	Interest (expense), net	$(6.6)	$(5.5)	Other income / (expense), net	$—	$(0.1)
Nine Months Ended:
Interest Rate Swap	$(5.9)	$(36.2)	Interest (expense), net	$(20.3)	$(16.4)	Other income / (expense), net	$—	$(0.5)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative for the Three and Nine Months Ended March 31,
		2011	2010
Three Months Ended:
Interest Rate Swap	Other income / (expense), net	$0.1	$—
Nine Months Ended:
Interest Rate Swap	Other income / (expense), net	$0.2	$(3.3)

6.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

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

Fair value under ASC 820 is principally applied to financial assets and liabilities which, for Catalent, include both investments in money market funds and derivative instruments—interest rate swaps. There were no changes from the previously reported classification of financial assets and liabilities. The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements using:
(in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$40.8	$—	$40.8	$—

Liabilities
Long-term debt and other	$2,348.6	$—	$2,348.6	$—

Cash and Cash Equivalents

The fair value of cash and cash equivalents is estimated on the quoted market price of the investments. The carrying amounts of the Company’s cash equivalents approximate their fair value due to the short-term maturity of these instruments.

Derivative Instruments – Interest Rate Swaps

Currently, the Company uses interest rate swaps to manage interest rate risk on its variable rate long-term debt obligations. The fair value of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) and derived from observed market interest rate curves. In addition, to comply with the provision of ASC 820, credit valuation adjustments, which consider the impact of any credit enhancements on the contracts, are incorporated in the fair values to account for potential nonperformance risk. See Footnote 5—Derivative Instruments and Hedging Activities.

Long-Term Obligations

The estimated fair value of long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any.

The carrying amounts and the estimated fair values of financial instruments as of March 31, 2011 and June 30, 2010, are as follows:

	March 31, 2011		June 30, 2010
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,334.5	$2,348.6	$2,270.0	$2,070.0
LIBOR interest rate swap	33.3	33.3	39.7	39.7
EURIBOR interest rate swap	7.2	7.2	15.1	15.1
TIBOR interest rate swap	0.3	0.3	0.4	0.4

The estimated fair values are based on quoted market prices for the same or similar instruments and/or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

7.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following at March 31, 2011 and June 30, 2010:

(in millions)	Maturity	March 31, 2011	June 30, 2010
Senior Secured Credit Facilities
Term loan facility Dollar-denominated	April 2014	$1,020.2	$1,028.2
Term loan facility Euro-denominated	April 2014	359.0	316.6
9 1/2% Senior Toggle Notes	April 2015	624.4	624.4
9 3/4% Senior Subordinated Euro-denominated Notes	April 2017	303.3	265.4
Revolving Credit Agreement, $350 million facility	April 2013	—	—
Other Obligations		27.6	35.4

Total		2,334.5	2,270.0
Less: current portion and other short-term borrowings		28.5	30.2

Long-term obligations, less current portion short-term borrowings		$2,306.0	$2,239.8

The Company had the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its $565 million 9 1/2% /10 1/4 % Senior PIK-Election Notes due 2015 (the “Senior Toggle Notes”) in lieu of making cash interest payments. While the Company had sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company elected to do so for the October 15, 2009 and April 15, 2010 interest payment dates as an efficient and cost-effective method to further enhance liquidity in light of the substantial dislocation in the financial markets at that time. During the PIK election period, the Senior Toggle Notes were subject to the PIK interest rate of 10 1/4%. For the interest period ending on October 15, 2010, the Company made such interest payment entirely in cash.

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

The Company accounts for income taxes in accordance with the provision of ASC 740 Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Germany, the United Kingdom and France. With few exceptions, we are no longer subject to non-U.S. income tax examinations for years prior to 2002. Under the terms of the purchase agreement related to the Acquisition, the Company is indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of March 31, 2011, approximately $10.8 million of unrecognized tax benefits and related interest is subject to indemnification by Cardinal.

During the third fiscal quarter ended March 31, 2011, the Company entered into a voluntary disclosure agreement with the state of Florida, the terms of which required the Company to pay $0.4M in taxes and interest to the state of Florida in settlement of its liability for the years 2008, 2009 and 2010 for RP Scherer Inc. As a result, the Company reported the release of income tax reserves primarily related to matters for which the Company was indemnified by its former owner. Therefore, the impact on the Company’s tax provision was not material. As of March 31, 2011, the Company had a total of $30.7 million of unrecognized tax benefits. Of this amount, $20.0 million represents the amount of unrecognized tax benefits, including interest and penalties, which, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2011, the Company has approximately $4.3 million of accrued interest and penalties related to uncertain tax positions.

9.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of the Company’s net periodic benefit costs are as follows:

(in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
Components of net periodic benefit cost:
Service cost	$0.7	$0.6	$2.0	$1.8
Interest cost	3.2	3.4	9.4	10.4
Expected return on plan assets	(2.3)	(2.1)	(6.8)	(6.5)
Amortization (1)	0.2	0.4	0 .6	1.2

Net amount recognized	$1.8	$2.3	$5.2	$6.9

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).

10.	RELATED PARTY TRANSACTIONS

Advisor Transaction and Management Fees

The Company entered into a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investor’s investment. The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. For fiscal 2011 the fee is expected to approximate $10 million which was paid in the first fiscal quarter. During the nine months ended March 31, 2011, $7.5 million was expensed and recorded in Selling, General and Administrative expenses in the Consolidated Statement of Operations. The remaining balance is recorded as a pre-paid expense classified within Prepaid and other assets on the consolidated balance sheet.

11.	COMPREHENSIVE EARNINGS/(LOSS) AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS/(LOSS)

Comprehensive earnings/(loss) for the three and nine months ended March 31, 2011 and March 31, 2010 are as follows:

(in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
Net loss before allocation to noncontrolling interest	$(14.3)	$(3.4)	$(50.0)	$(296.8)
Other comprehensive income/(losses):
Foreign currency translation adjustments	16.3	(23.9)	54.4	(4.0)
Deferred compensation/(benefit)	0.2	0.3	0.8	0.1
Change in unrealized loss on derivatives	10.3	(13.7)	14.4	(18.7)

Other Comprehensive income	$26.8	$(37.3)	$69.6	$(22.6)

Total comprehensive income/(loss) loss before allocation to noncontrolling interest	12.5	(40.7)	19.6	(319.4)
Comprehensive loss attributable to noncontrolling interest	1.7	1.0	(0.9)	(1.5)

Comprehensive income/(loss) attributable to Catalent	$14.2	$(39.7)	$18.7	$(320.9)

At March 31, 2011, accumulated other comprehensive income/(loss) consists of:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Deferred Compensation	Pension Liability Adjustments	Other Comprehensive Income/(Loss)
Balance at June 30, 2010	$27.9	$(49.3)	$(0.3)	$(26.8)	$(48.5)
Activity, net of tax	54.4	14.4	0.8	—	69.6

Balance at March 31, 2011	$82.3	$(34.9)	$0.5	$(26.8)	$21.1

12.	EQUITY BASED COMPENSATION

The following table summarizes the impact of the equity-based compensation expense recorded in the Company’s Statement of Operations:

(in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
Stock compensation expense in selling, general and administrative	$0.9	$1.0	$3.2	$1.2

The activity of the equity-based compensation program for the nine months ended March 31, 2011 is presented below:

	Time Based Awards Number of Shares	Performance Based Awards Number of Shares	Market Based Awards Number of Shares
Balance at June 30, 2010	36,040	11,416	27,408
Granted	5,837	1,350	2,675
Exercised	—	—	—
Forfeited	(5,118)	(1,755)	(3,562)

Balance at March 31, 2011	36,759	11,011	26,521

In addition to nonqualified stock options at the nine months ended March 31, 2011, the Company had outstanding 3,000 restricted stock units with respect to compensation for a participant to receive shares of common stock equal to the units vested upon settlement.

13.	COMMITMENTS AND CONTINGENCIES

On March 24, 2011, a Packaging Services manufacturing operation located in Corby, United Kingdom was damaged by a fire. All employees and contractors on site were safely evacuated with no injuries reported. The Company recorded expense for inventory that was damaged and additional costs associated with transition activities in the income statement line item Property and casualty losses within continuing operations. For the quarter ended March 31, 2011, the Company recorded $1.1 million of expense, net of insurance recoveries, to operating expense. Future impairment charges, capital expenditures and non-recurring expenses may be required in subsequent periods as more information becomes available and the Company finalizes and executes on its strategic plans in response to the losses. Although the Company expects insurance proceeds to eventually cover a substantial portion of losses related to the fire, generally accepted accounting principles require the Company to record a charge to income with respect to the affected assets. While the Company is working diligently with its insurance providers, no determination has been made as to the total amount of the associated charges or timing of the receipt of insurance proceeds.

The Company, along with several pharmaceutical companies, is named as a defendant in one hundred and ninety-nine pending civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including making a determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

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

The following tables include net revenue and Segment EBITDA during the three and nine months ended March 31, 2011:

(in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
Oral Technologies
Net revenue	$288.0	$278.3	$793.5	$787.6
Segment EBITDA	85.6	76.3	204.3	188.6
Sterile Technologies
Net revenue	54.1	51.6	161.4	173.8
Segment EBITDA	8.1	7.3	21.6	25.8
Packaging Services
Net revenue	38.2	50.3	126.2	161.0
Segment EBITDA	2.4	4.1	4.1	11.5
Development and Clinical Services
Net revenue	43.1	39.7	128.7	122.1
Segment EBITDA	7.9	7.0	25.5	20.4
Inter-segment revenue elimination	(5.9)	(7.7)	(18.3)	(20.5)
Unallocated Costs(1)	(33.6)	(23.5)	(69.6)	(293.7)

(in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
Combined Total
Net revenue	417.5	412.2	1,191.5	1,224.0
EBITDA from continuing operations	$70.4	$71.2	$185.9	$(47.4)

(1)	Unallocated costs include special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
Impairment charges and gain/(loss) on sale of assets	$(3.0)	$0.2	$(3.1)	$(230.1)
Equity compensation	(0.9)	(1.0)	(3.2)	(1.2)
Restructuring and other special items	(7.7)	(12.4)	(22.4)	(22.7)
Property and casualty losses	(1.1)	—	(1.1)	—
Sponsor advisory fee	(2.5)	(2.5)	(7.5)	(7.5)
Noncontrolling interest	(1.8)	(1.2)	(2.5)	(0.3)
Other income (expense)(2), net	(11.6)	—	(24.9)	(20.9)
Non-allocated corporate costs, net	(5.0)	(6.6)	(4.9)	(11.0)

Total unallocated costs	$(33.6)	$(23.5)	$(69.6)	$(293.7)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

(in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
Earnings/(loss) from continuing operations	$(5.8)	$(2.8)	$(41.0)	$(276.9)
Depreciation and amortization	30.4	30.4	89.5	92.3
Interest expense, net	39.7	37.3	121.4	122.2
Income tax benefit/(expense)	7.9	7.5	18.5	15.3
Noncontrolling interest	(1.8)	(1.2)	(2.5)	(0.3)

EBITDA	$70.4	$71.2	$185.9	$(47.4)

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial Statements:

(in millions)	March 31, 2011	June 30, 2010
Assets
Oral Technologies	$2,521.1	$2,318.3
Sterile Technologies	239.6	216.1
Packaging Services	143.6	133.4
Development and Clinical Services	173.3	314.0
Corporate and eliminations	(285.7)	(307.0)
Assets held for sale	48.0	52.6

Total assets	$2,839.9	$2,727.4

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at March 31, 2011 and June 30, 2010, is detailed in the following tables.

Inventories

Work-in-process and finished goods inventories include raw materials, labor and overhead. Inventories consisted of the following:

(in millions)	March 31, 2011	June 30, 2010
Raw materials and supplies	$79.9	$79.4
Work-in-process	28.8	25.6
Finished goods	48.6	49.5

Total inventory, gross	157.3	154.5
Inventory reserves	(13.5)	(18.0)

Total inventory, net	$143.8	$136.5

Prepaid and other assets

Prepaid and other assets consist of the following:

(in millions)	March 31, 2011	June 30, 2010
Prepaid expenses	$9.7	$17.2
Spare parts supplies	11.3	12.3
Deferred taxes	20.5	17.5
Other current assets	46.0	45.7

Total prepaid and other assets	$87.5	$92.7

Property and equipment

Property and equipment consists of the following:

(in millions)	March 31, 2011	June 30, 2010
Land, buildings and improvements	$440.5	$389.7
Machinery and equipment	536.4	492.0
Furniture and fixtures	11.4	8.5
Construction in progress	44.8	69.0

Property and equipment, at cost	1,033.1	959.2
Accumulated depreciation	(291.0)	(239.8)

Property and equipment, net	$742.1	$719.4

Other assets

Other assets consist of the following:

(in millions)	March 31, 2011	June 30, 2010
Deferred long term debt financing costs	$28.1	$34.3
Other	11.1	7.4

Total other assets	$39.2	$41.7

Other accrued liabilities

Other accrued liabilities consist of the following:

(in millions)	March 31, 2011	June 30, 2010
Accrued employee-related expenses	$70.9	$70.1
Restructuring accrual	10.2	14.3
Deferred income tax	0.1	0.2
Accrued interest	39.4	17.8
Interest rate swaps	23.3	24.0
Deferred revenue and fees	17.4	19.6
Accrued income tax	25.9	30.1
Other accrued liabilities and expenses	40.9	41.0

Total other accrued liabilities	$228.1	$217.1

16.	SUBSEQUENT EVENTS

On April 4, 2011, the Company completed the sale of its domestic and foreign printed component facilities in a cash transaction for an amount which approximated its net book value resulting in no material gain or loss. As noted in Footnote 2, the operating results of the printed component facilities were previously reported within the Packaging Services segment.

In the preparation of its consolidated financial statements, the Company completed an evaluation of the impact of any subsequent events and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

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

The following condensed financial information presents the Company’s Consolidating Balance Sheet as of March 31, 2011 and as of June 30, 2010 and the Consolidating Statements of Operations for three and nine months ended March 31, 2011 and March 31, 2010 and Cash Flows for the nine months ended March 31, 2011 and March 31, 2010: (a) Catalent Pharma Solutions, Inc. (“Issuer” and/or “Parent”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Three Months Ended March 31, 2011

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$150.9	$272.4	$(5.8)	$417.5
Cost of products sold	—	93.1	189.5	(5.8)	276.8

Gross margin	—	57.8	82.9	—	140.7
Selling, general and administrative expenses	0.9	48.4	30.0	—	79.3
Impairment charges and (gain)/loss on sale of assets	—	3.0	—	—	3.0
Restructuring and other	—	1.6	2.3	—	3.9
Property and casualty losses	—	—	1.1	—	1.1

Operating earnings/(loss)	(0.9)	4.8	49.5	—	53.4
Interest expense, net	38.5	0.7	0.5	—	39.7
Other (income)/expense, net	(25.2)	(352.0)	18.1	370.7	11.6

Earnings/(loss) from continuing operations before income taxes	(14.2)	356.1	30.9	(370.7)	2.1
Income tax (benefit)/expense	0.1	1.5	6.3	—	7.9

Earnings/(loss) from continuing operations	(14.3)	354.6	24.6	(370.7)	(5.8)
Loss from discontinued operations	—	(5.7)	(1.0)	—	(6.7)

Net earnings/(loss)	(14.3)	348.9	23.6	(370.7)	(12.5)
Net earnings/(loss) attributable to noncontrolling interest	—	—	1.8	—	1.8

Net earnings/(loss) attributable to Catalent	$(14.3)	$348.9	$21.8	$(370.7)	$(14.3)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Nine Months Ended March 31, 2011

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$437.8	$769.5	$(15.8)	$1,191.5
Cost of products sold	—	280.5	563.0	(15.8)	827.7

Gross margin	—	157.3	206.5	—	363.8
Selling, general and administrative expenses	3.2	132.6	86.0	—	221.8
Impairment charges and (gain)/loss on sale of assets	0.2	3.0	(0.1)	—	3.1
Restructuring and other	—	7.1	6.9	—	14.0
Property and casualty losses	—	—	1.1	—	1.1

Operating earnings/(loss)	(3.4)	14.6	112.6	—	123.8
Interest expense, net	118.4	2.3	0.7	—	121.4
Other (income)/expense, net	(72.1)	(409.3)	52.5	453.8	24.9

Earnings/(loss) from continuing operations before income taxes	(49.7)	421.6	59.4	(453.8)	(22.5)
Income tax (benefit)/expense	0.3	3.6	14.6	—	18.5

Earnings/(loss) from continuing operations	(50.0)	418.0	44.8	(453.8)	(41.0)
Loss from discontinued operations	—	(6.2)	(0.3)	—	(6.5)

Net earnings/(loss)	(50.0)	411.8	44.5	(453.8)	(47.5)
Net earnings/(loss) attributable to noncontrolling interest	—	—	2.5	—	2.5

Net earnings/(loss) attributable to Catalent	$(50.0)	$411.8	$42.0	$(453.8)	$(50.0)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Three Months Ended March 31, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$152.0	$262.7	$(2.5)	$412.2
Cost of products sold	—	93.6	193.3	(2.6)	284.3

Gross margin	—	58.4	69.4	0.1	127.9
Selling, general and administrative expenses	1.2	49.6	28.7	(0.5)	79.0
Impairment charges and (gain)/loss on sale of assets	—	(0.1)	(0.1)	—	(0.2)
Restructuring and other	—	3.6	3.4	0.1	7.1

Operating earnings/(loss)	(1.2)	5.3	37.4	0.5	42.0
Interest expense, net	37.0	0.2	0.1	—	37.3
Other (income)/expense, net	(35.3)	(9.8)	3.7	41.4	—

Earnings/(loss) from continuing operations before income taxes	(2.9)	14.9	33.6	(40.9)	4.7
Income tax (benefit)/expense	0.5	2.4	4.6	—	7.5

Earnings/(loss) from continuing operations	(3.4)	12.5	29.0	(40.9)	(2.8)
Loss from discontinued operations	—	0.6	—	—	0.6

Net earnings/(loss)	(3.4)	13.1	29.0	(40.9)	(2.2)
Net earnings/(loss) attributable to noncontrolling interest	—	—	1.2	—	1.2

Net earnings/(loss) attributable to Catalent	$(3.4)	$13.1	$27.8	$(40.9)	$(3.4)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Nine Months Ended March 31, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$448.8	$774.0	$1.2	$1,224.0
Cost of products sold	—	290.7	587.0	1.1	878.8

Gross margin	—	158.1	187.0	0.1	345.2
Selling, general and administrative expenses	1.4	135.1	85.6	(1.3)	220.8
Impairment charges and (gain)/loss on sale of assets	—	195.7	34.4	—	230.1
Restructuring and other	—	6.3	6.4	0.1	12.8

Operating earnings/(loss)	(1.4)	(179.0)	60.6	1.3	(118.5)
Interest expense, net	118.7	0.3	3.2	—	122.2
Other (income)/expense, net	175.7	(61.3)	(4.3)	(89.2)	20.9

Earnings/(loss) from continuing operations before income taxes	(295.8)	(118.0)	61.7	90.5	(261.6)
Income tax (benefit)/expense	1.0	6.1	8.2	—	15.3

Earnings/(loss) from continuing operations	(296.8)	(124.1)	53.5	90.5	(276.9)
Loss from discontinued operations	—	(5.7)	(0.4)	(13.5)	(19.6)

Net earnings/(loss)	(296.8)	(129.8)	53.1	77.0	(296.5)
Net earnings/(loss) attributable to noncontrolling interest	—	—	0.3	—	0.3

Net earnings/(loss) attributable to Catalent	$(296.8)	$(129.8)	$52.8	$77.0	$(296.8)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

March 31, 2011

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$9.2	$31.1	$160.4	$—	$200.7
Trade receivables, net	—	74.2	166.8	—	241.0
Intercompany receivables	—	604.7	727.4	(1,332.1)	—
Inventories, net	—	33.6	110.2	—	143.8
Prepaid expenses and other	13.1	21.5	52.9	—	87.5
Assets held for sale	—	12.6	35.4	—	48.0

Total current assets	22.3	777.7	1,253.1	(1,332.1)	721.0
Property and equipment, net	—	314.3	427.8	—	742.1
Goodwill, net	—	308.1	591.7	—	899.8
Other intangibles, net	—	98.1	198.1	—	296.2
Investment in subsidiaries	3,254.1	—	—	(3,252.6)	1.5
Deferred income taxes	7.7	98.0	35.9	—	141.6
Other assets	29.6	4.3	5.3	(1.5)	37.7

Total assets	$3,313.7	$1,600.5	$2,511.9	$(4,586.2)	$2,839.9

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.3	$1.7	$12.5	$—	$28.5
Accounts payable	—	27.8	94.3	—	122.1
Intercompany accounts payable	1,106.5	—	—	(1,106.5)	—
Other accrued liabilities	62.9	66.4	98.8	—	228.1
Liabilities held for sale	—	3.3	7.6	—	10.9

Total current liabilities	1,183.7	99.2	213.2	(1,106.5)	389.6
Long-term obligations, less current portion	2,292.6	1.7	11.7	—	2,306.0
Intercompany long-term debt	72.0	1.6	152.0	(225.6)	—
Pension liability	—	20.6	88.2	—	108.8
Deferred income taxes	12.2	126.8	71.0	—	210.0
Other liabilities	17.2	21.4	24.8	—	63.4
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,081.1	—	—	—	1,081.1
Shareholder’s equity	—	1,340.6	1,913.5	(3,254.1)	—
Accumulated deficit	(1,337.7)	—	—	—	(1,337.7)
Accumulated other comprehensive income/(loss)	(7.4)	(11.4)	39.9	—	21.1

Total shareholder’s equity	(264.0)	1,329.2	1,953.4	(3,254.1)	(235.5)

Noncontrolling interest	—	—	(2.4)	—	(2.4)

Total equity	(264.0)	1,329.2	1,951.0	(3.254.1)	(237.9)

Total liabilities and shareholder’s equity	$3,313.7	$1,600.5	$2,511.9	$(4,586.2)	$2,839.9

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$17.7	$31.7	$114.6	$—	$164.0
Trade receivables, net	—	70.7	166.0	—	236.7
Intercompany receivables	—	247.8	644.1	(891.9)	—
Inventories, net	—	34.0	102.5	—	136.5
Prepaid expenses and other	22.4	25.1	45.2	—	92.7
Assets held for sale	—	17.7	34.9	—	52.6

Total current assets	40.1	427.0	1,107.3	(891.9)	682.5
Property and equipment, net	—	321.0	398.4	—	719.4
Goodwill, net	—	308.0	540.9	—	848.9
Other intangibles, net	—	102.4	194.2	—	296.6
Investment in subsidiaries	2,799.1	—	—	(2,797.4)	1.7
Inter-company loan receivable	—	—	—	—	—
Deferred income taxes	7.7	97.9	32.7	—	138.3
Other assets	36.0	4.2	1.4	(1.6)	40.0

Total assets	$2,882.9	$1,260.5	$2,274.9	$(3,690.9)	$2,727.4

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$13.9	$6.2	$10.1	$—	$30.2
Accounts payable	—	23.8	96.5	—	120.3
Intercompany accounts payable	682.1	—	—	(682.1)	—
Other accrued liabilities	42.9	85.3	88.9	—	217.1
Liabilities held for sale	—	3.0	11.4	—	14.4

Total current liabilities	738.9	118.3	206.9	(682.1)	382.0
Long-term obligations, less current portion	2,220.8	1.4	17.6	—	2,239.8
Intercompany long-term debt	34.3	58.5	116.9	(209.7)	—
Pension liability	—	20.8	79.8	—	100.6
Deferred income taxes	11.3	122.6	64.8	—	198.7
Other liabilities	30.8	16.8	22.2	—	69.8
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,074.2	—	—	—	1,074.2
Shareholder’s equity	—	930.8	1,868.3	(2,799.1)	—
Accumulated deficit	(1,287.7)	—	—	—	(1,287.7)
Accumulated other comprehensive income/(loss)	60.3	(8.7)	(100.1)	—	(48.5)

Total shareholder’s equity	(153.2)	922.1	1,768.2	(2,799.1)	(262.0)

Noncontrolling interest	—	—	(1.5)	—	(1.5)

Total equity	(153.2)	922.1	1,766.7	(2,799.1)	(263.5)

Total liabilities and shareholder’s equity	$2,882.9	$1,260.5	$2,274.9	$(3,690.9)	$2,727.4

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Nine Months Ended March 31, 2011

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(48.9)	$411.8	$45.6	$(456.0)	$(47.5)
Loss from discontinued operations	—	(6.2)	(0.3)	—	(6.5)

Earnings/(loss) from continuing operations	(48.9)	418.0	45.9	(456.0)	(41.0)
Adjustments to reconcile earnings/loss from continued operations to net cash from operations:
Depreciation and amortization	—	39.1	50.4	—	89.5
Unrealized foreign currency transaction (gains)/losses, net	(6.0)	(1.6)	19.4	—	11.8
Amortization of debt financing costs	7.2	—	—	—	7.2
Deferral of interest through utilization of PIK	—	—	—	—	—
Asset impairments and (gain)/loss on sale of assets	0.2	3.0	(0.1)	—	3.1
Equity compensation	3.2	—	—	—	3.2
Income from subsidiaries	(456.0)	—	—	456.0	—
Provision (benefit) for deferred income taxes	0.9	4.2	(1.2)	—	3.9
Provisions for bad debts and inventory	—	4.0	1.3	—	5.3
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	(3.5)	16.0	—	12.5
Decrease/(Increase) in inventories	—	(3.7)	2.6	—	(1.1)
Increase/(Decrease) in accounts payable	—	4.0	(11.5)	—	(7.5)
Other accrued liabilities and operating items, net	35.3	(8.7)	(16.9)	—	9.7

Net cash provided by/(used in) operating activities from continuing operations	(464.1)	454.8	105.9	—	96.6
Net cash provided by/(used in) operating activities from discontinued operations	—	(0.1)	(5.0)	—	(5.1)

Net cash provided by/ (used in) operating activities	(464.1)	454.7	100.9	—	91.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	1.0	3.5	—	4.5
Additions to property and equipment	—	(24.9)	(29.7)	—	(54.6)

Net cash used in investing activities from continuing operations	—	(23.9)	(26.2)	—	(50.1)
Net cash used in investing activities from discontinued operations	—	—	(1.1)	—	(1.1)

Net cash used in investing activities	—	(23.9)	(27.3)		(51.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	384.0	(431.7)	47.7	—	—
Net change in short-term borrowings	(4.5)	—	1.4	—	(3.1)
Repayments in revolver credit facility	—	—	—	—	—
Borrowings from revolver credit facility	—	—	—	—	—
Repayments in long-term obligations	(10.6)	0.3	(7.5)	—	(17.8)
Distribution to non controlling interest holder	—	—	(2.6)	—	(2.6)
Equity (redemption) contribution	3.7	—	—	—	3.7

Net cash (used in)/ provided by financing activities from continuing operations	372.6	(431.4)	39.0	—	(19.8)
Net cash provided by/(used in) from discontinued operations	—			—	—

Net cash provided by/(used in) financing activities	372.6	(431.4)	39.0	—	(19.8)

Effect of foreign currency on cash	83.0	—	(66.8)	—	16.2
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(8.5)	0.8	46.0	—	36.7
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	17.7	31.7	114.6	—	164.0

CASH AND EQUIVALENTS AT END OF PERIOD	$9.2	$31.1	$160.4	$—	$200.7

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Nine Months Ended March 31, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(296.8)	$(139.4)	$50.5	$89.2	$(296.5)
Loss from discontinued operations	—	(1.8)	(17.8)	—	(19.6)

Earnings/(loss) from continuing operations	(296.8)	(137.6)	68.3	89.2	(276.9)
Adjustments to reconcile earnings/loss from continued operations to net cash from operations:
Depreciation and amortization	—	42.2	50.5	—	92.7
Unrealized foreign currency transaction (gains)/losses, net	3.3	0.3	11.2	—	14.8
Amortization of debt financing costs	7.2	—	—	—	7.2
Deferral of interest through utilization of PIK	29.0	—	—	—	29.0
Asset impairments and (gain)/loss on sale of assets	—	195.7	34.4	—	230.1
Equity compensation	1.2	—	—	—	1.2
Income from subsidiaries	89.2	—	—	(89.2)	—
Provision (benefit) for deferred income taxes	0.5	4.3	(8.8)	—	(4.0)
Provisions for bad debts and inventory	—	2.3	6.0	—	8.3
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	(5.9)	17.1	—	11.2
Decrease/(Increase) in inventories	—	6.0	7.2	—	13.2
Increase/(Decrease) in accounts payable	—	(7.9)	(0.1)	—	(8.0)
Other accrued liabilities and operating items, net	8.5	32.7	14.9	—	56.1

Net cash provided by/(used in) operating activities from continuing operations	(157.9)	132.1	200.7	—	174.9
Net cash provided by/(used in) operating activities from discontinued operations	—	(6.7)	2.1	—	(4.6)

Net cash provided by/ (used in) operating activities	(157.9)	125.4	202.8	—	170.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	0.6	—	—	0.6
Additions to property and equipment	—	(8.4)	(35.5)	—	(43.9)

Net cash used in investing activities from continuing operations	—	(7.8)	(35.5)	—	(43.3)
Net cash used in investing activities from discontinued operations	—	8.7	(3.5)	—	5.2

Net cash used in investing activities	—	0.9	(39.0)	—	(38.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	209.9	(104.1)	(105.8)	—	—
Net change in short-term borrowings	(4.9)	—	1.8	—	(3.1)
Repayments in revolver credit facility	(36.0)	—	—	—	(36.0)
Borrowings from revolver credit facility	—	—	—	—	—
Repayments in long-term obligations	(10.6)	(1.2)	(3.0)	—	(14.8)
Distribution to non controlling interest holder	—	—	(1.7)	—	(1.7)
Equity (redemption) contribution	0.5	—	—	—	0.5

Net cash (used in)/ provided by financing activities from continuing operations	158.9	(105.3)	(108.7)	—	(55.1)
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	158.9	(105.3)	(108.7)	—	(55.1)

Effect of foreign currency on cash	—	—	(4.2)	—	(4.2)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	1.0	21.0	50.9	—	72.9
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	0.2	4.2	59.5	—	63.9

CASH AND EQUIVALENTS AT END OF PERIOD	$1.2	$25.2	$110.4	$—	$136.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the fiscal quarter ended March 31, 2011, the Company concluded that its printed components facilities qualified as a component entity, the operations of which will be discontinued and the assets and liabilities classified as held for sale. Accordingly, all current and prior period financial information has been reclassified within the financial statements to held for sale captions on the balance sheet and discontinued operations captions within the statements of operations and cash flow. The printed components entity was previously recorded in the Company’s Packaging segment prior to being held for sale.

Critical Accounting Policies and Estimates

The preparations of financial statements are in conformity with generally accepted accounting principles (“GAAP”). These standards require management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset impairment, equity-based compensation, income taxes, derivative financial instruments, self insurance accruals, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts.

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

Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

Results for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 are as follows:

(in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Increase/(Decrease)
			$	%
Net revenue	$417.5	$412.2	$5.3	1%
Cost of products sold	276.8	284.3	(7.5)	-3%

Gross margin	140.7	127.9	12.8	10%
Selling, general and administrative expense	79.3	79.0	0.3	*
Impairment charges and (gain)/loss on sale of assets	3.0	(0.2)	3.2	*
Restructuring and other 3.8	3.9	7.1	(3.2)	-45%
Property and casualty losses 3.8	1.1	—	1.1	*

Operating earnings/(loss)	53.4	42.0	11.4	27%
Interest expense, net	39.7	37.3	2.4	6%
Other (income)/expense, net	11.6	—	11.6	*

Earnings/(loss) from continuing operations before income taxes	2.1	4.7	(2.6)	*
Income tax expense/ (benefit)	7.9	7.5	0.4	5%

Earnings/(loss) from continuing operations	(5.8)	(2.8)	(3.0)	*
Earnings /(loss) from discontinued operations	(6.7)	0.6	(7.3)	*

Net earnings/(loss)	(12.5)	(2.2)	(10.3)	*
Net earnings/(loss) attributable to noncontrolling interest	1.8	1.2	0.6	50%

Net earnings/(loss) attributable to Catalent	$(14.3)	$(3.4)	$(10.9)	*

*	Percentage not meaningful

Net Revenue

Net revenue increased $5.3 million, or 1%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted revenue by less than 1%, or $2.7 million. Excluding the impact of foreign exchange, net revenue increased by $2.6 million, or less than 1%, as compared to the comparable period in the prior year. The increase was primarily due to increased demand within the Oral Technologies, Development and Clinical Services and Sterile Technologies segments, partially offset by decreased demand within Packaging Services as a result of non-recurring H1N1 flu volumes that the Company realized in the third quarter of the prior fiscal year due to the H1N1 pandemic in the prior fiscal year. Within Oral Technologies, the increase was primarily driven by increased demand for prescription softgel products from several North American and European facilities. Within Development & Clinical Services, the increase was primarily driven by increased demand for clinical services and biologics within North America and Europe. The Sterile Technologies increase was related to increased demand for our sterile injectable and blow-fill-seal product offerings across North America and Europe.

Gross Margin

Gross margin increased $12.8 million, or 10%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted gross margin by approximately 1%, or $0.7 million. Excluding the impact of foreign exchange, gross margin increased by $12.1 million, or 9%, primarily due to the increased demand for prescription softgels and favorable product mix within the Oral Technologies segment as well as due to the revenue increase within the Development and Clinical Services and Sterile Technologies

segments. Gross Margin improvement was partially offset by the decreased demand and profit within Packaging Services related to H1N1 volumes as compared to the prior year period.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by less than 1%, or $0.3 million, compared to the comparable period of fiscal 2010. The U.S. dollar fluctuation decreased selling, general and administrative expense by approximately 3%, or $2.7 million. Excluding the impact of foreign exchange, selling, general and administrative expenses increased 4%, or $3.0 million, as compared to the same period a year ago primarily due to the timing of research and development expenses and investments in our sales and marketing function.

Restructuring and Other

Restructuring and other charges of $3.9 million for the three months ended March 31, 2011 decreased $3.2 million compared to the same period from a year ago primarily attributable to lower volumes of restructuring programs initiated in the current quarter of fiscal 2011. The restructuring charges for the three months ended March 31, 2011 related to employee charges associated with restructuring the organizational alignment with our business units.

Interest Expense, net

Interest expense, net of $39.7 million for the three months ended March 31, 2011 increased $2.4 million compared to the period ended March 31, 2010 primarily due to higher average foreign exchange rates as compared to the same period a year ago.

Other (Income)/Expense, net

Other expense increased by $11.6 million for the three months ended March 31, 2011 compared to the same three months of the prior fiscal year. This fluctuation primarily resulted from non-cash unrealized and realized foreign currency transaction losses of $11.4 million during the third quarter of fiscal year 2011 compared with $0.9 million of non-cash unrealized and realized foreign currency transaction losses recorded in the comparable prior year period. In both periods the majority of these losses related to intercompany debt and interest rate swaps denoted in currencies other than US dollars.

Provision/(Benefit) for Income Taxes

Our provision / (benefit) for income taxes for the three months ended March 31, 2011 was $7.9 million relative to losses before income taxes of $2.1 million. Our provision / (benefit) for income taxes for the three months ended March 31, 2010 was $7.5 million relative to income before income taxes of $4.7 million. The income tax provision for the current period may not be comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items.

Segment Review

The Company’s results on a segment basis for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 are as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Increase/(Decrease)
(in millions)			$	%
Oral Technologies
Net revenue	$288.0	$278.3	$9.7	3%
Segment EBITDA	85.6	76.3	9.3	12%
Sterile Technologies
Net revenue	54.1	51.6	2.5	5%
Segment EBITDA	8.1	7.3	0.8	11%
Packaging Services
Net revenue	38.2	50.3	(12.1)	-24%
Segment EBITDA	2.4	4.1	(1.7)	-41%
Development and Clinical Services
Net revenue	43.1	39.7	3.4	9%
Segment EBITDA	7.9	7.0	0.9	13%
Inter-segment revenue elimination	(5.9)	(7.7)	1.8	-23%
Unallocated costs (1)	(33.6)	(23.5)	(10.1)	43%
Combined Total
Net revenue	417.5	412.2	5.3	1%
EBITDA from continuing operations	$70.4	$71.2	$(0.8)	-1%

*	Percentage not meaningful
(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Impairment charges and gain/(loss) on sale of assets	$(3.0)	$0.2
Equity compensation	(0.9)	(1.0)
Restructuring and other special items	(7.7)	(12.4)
Property and casualty losses	(1.1)	—
Sponsor advisory fee	(2.5)	(2.5)
Noncontrolling interest, net	(1.8)	(1.2)
Other income/(expense), net	(11.6)	—
Non-allocated corporate costs, net	(5.0)	(6.6)

Total unallocated costs	$(33.6)	$(23.5)

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA from continuing operations

(in millions)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Earnings/(loss) from continuing operations	$(5.8)	$(2.8)
Depreciation and amortization	30.4	30.4
Interest expense, net	39.7	37.3
Income tax expense (benefit)	7.9	7.5
Noncontrolling interest	(1.8)	(1.2)

EBITDA from continuing operations	$70.4	$71.2

Oral Technologies segment

Net revenue increased by 3%, or $9.7 million compared to the same period a year ago. The weaker U.S. dollar positively impacted revenue by approximately 1%, or $2.6 million. Excluding the impact of foreign exchange rates, net revenue increased by 2%, or $7.1 million. This increase was primarily related to increased demand for prescription softgel products from several North American and European facilities, as well as increased demand for controlled release products, partially offset by decreased market demand for our customer’s products which utilize our Zydis delivery platform.

Segment EBITDA increased by 12%, or $9.3 million. Oral Technologies’ EBITDA was positively impacted by the weaker U.S. dollar by approximately 1%, or $0.5 million. Excluding the impact of foreign exchange rates, the increase was $8.8 million, or 11%, and was primarily related to the previously mentioned demand increases for prescription softgel products and controlled release products, as well as favorable product mix within the segment.

Sterile Technologies segment

Net revenue increased by 5%, or $2.5 million as compared to the same period of the prior fiscal year primarily driven by increased demand for our injectables and blow-fill-seal offerings across North America and Europe. The weaker U.S. dollar had an immaterial impact on the segments revenue growth.

Segment EBITDA increased by 11%, or $0.8 million as compared to the same period of the prior fiscal year primarily attributable to the increased revenue as discussed above, as well as fixed overhead cost savings initiatives implemented throughout the segment.

Packaging Services segment

Net revenue decreased by 24%, or $12.1 million. The decrease in revenue was primarily attributable to customer insourcing as well as lower demands within North American and European commercial packaging facilities as a result of non-recurring H1N1 flu volumes which were realized in the same fiscal quarter of the prior year. The weaker U.S. dollar had an immaterial impact on the segments revenue.

Segment EBITDA decreased 41%, or $1.7 million. The decrease was primarily attributable to lower demand at our North American and European commercial packaging facilities due to non-recurring H1N1 volumes from the prior fiscal year as discussed above.

Development and Clinical Services segment

Net revenue increased by 9%, or $3.4 million, primarily driven by increased demand for clinical services and biologics within North America and Europe. The weaker U.S. dollar had an immaterial impact on the segments revenue growth.

Segment EBITDA increased by 13%, or $0.9 million. The increase was primarily due to the aforementioned demand increase for clinical services and biologics within Europe and North America. Segment EBITDA was not impacted by currency fluctuation for the quarter.

Nine Months Ended March 31, 2011 compared to the Nine Months Ended March 31, 2010

Results for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 are as follows:

(in millions)	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010	Increase/(Decrease)
			$	%
Net revenue	$1,191.5	$1,224.0	$(32.5)	-3%
Cost of products sold	827.7	878.8	(51.1)	-6%

Gross margin	363.8	345.2	18.6	5%
Selling, general and administrative expense	221.8	220.8	1.0	*
Impairment charges and (gain)/loss on sale of assets	3.1	230.1	(227.0)	-99%
Restructuring and other	14.0	12.8	1.2	9%
Property and casualty losses	1.1	—	1.1	*

Operating earnings/(loss)	123.8	(118.5)	242.3	*
Interest expense, net	121.4	122.2	(0.8)	-1%
Other (income)/expense, net	24.9	20.9	4.0	19%

Earnings/(loss) from continuing operations before income taxes	(22.5)	(261.6)	239.4	-91%
Income tax expense/ (benefit)	18.5	15.3	3.2	21%

Earnings/(loss) from continuing operations	(41.0)	(276.9)	235.9	-85%
Earnings /(loss) from discontinued operations	(6.5)	(19.6)	13.1	-67%

Net earnings/(loss)	(47.5)	(296.5)	249.0	-84%
Net earnings/(loss) attributable to noncontrolling interest	2.5	0.3	2.2	*

Net earnings/(loss) attributable to Catalent	$(50.0)	$(296.8)	$246.8	-83%

*	Percentage not meaningful

Net Revenue

Net revenue decreased $32.5 million, or 3%, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted revenue by approximately 2%, or $23.8 million. Excluding the impact of foreign exchange, net revenue decreased by $8.7 million, or 1%, during the nine months ended March 31, 2011. The decrease was primarily due to decreased demand within Packaging Services and Sterile Technologies, partially offset by increases within the Oral Technologies and Development & Clinical Services segments. The decrease in Packaging Services was driven by reduced demand for commercial packaging services, attributable to non-recurring H1N1 flu related volumes that the Company realized in the same period in the prior fiscal year as a result of the H1N1 pandemic as well as customer insourcing. The Sterile Technologies decline was also primarily attributable to non-recurring H1N1 flu related volumes form the prior fiscal year, as well as certain customer volume declines within the blow-fill-seal technology platform. The Oral Technologies increase was a result of stronger demand for prescription softgel and controlled release products within several North American and European facilities, partially offset by near term decreased market demand for our customer’s products which utilize our Zydis platform. The Development & Clinical Services volume increase was primarily related to strong demand for biologic and clinical services within North America and Europe.

Gross Margin

Gross margin increased $18.6 million, or 5%, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted gross margin by approximately 2%, or $7.5 million. Excluding the impact of foreign exchange, gross margin increased by $26.1 million, or 7%, primarily due to favorable product mix related to revenue increases within the Oral Technologies segment and the increased demand for biologic and clinical services within the Development and Clinical Services segment.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by less than 1%, or $1.0 million, compared to the comparable period of fiscal 2010. The U.S. dollar fluctuation decreased selling, general and administrative expense by approximately 3%, or $6.0 million. Excluding the impact of foreign exchange, selling, general and administrative expenses increased 3%, or $7.0 million, as compared to the same period a year ago primarily due to an increase in research and development spending within our segments as compared to the same period in the prior year and investments in our sales and marketing functions.

Restructuring and Other

Restructuring and other special items charges of $14.0 million for the nine months ended March 31, 2011 increased $1.2 million compared to the same period a year ago. The charges for the nine month ended March 31, 2011 included asset impairment and real estate charges related to planned facility consolidations announced in prior periods, employee related charges resulting from organizational changes and reductions in force to adjust the capacity of our workforce within our business units.

Interest Expense, net

Interest expense, net of $121.4 million for the nine months ended March 31, 2011 decreased $0.8 million, primarily driven by the lower average foreign exchange rates compared to the nine month period ended March 31, 2010.

Other (Income)/Expense, net

Other expense, net increased by $4.0 million for the nine months ended March 31, 2011 compared to the same nine months of the prior fiscal year. This fluctuation primarily resulted from recording non-cash unrealized foreign currency transaction losses of $11.8 million during the nine months of fiscal year 2011 compared with $14.8 million of non-cash unrealized foreign currency transaction losses in the comparable prior year period. In addition, Euro hedge losses recorded in the prior year period totaled $3.3 million as compared to $0.2 million gain during the nine months ended March 31, 2011 due to the designation of the financial instrument for hedge accounting purposes effective October 1, 2010. These amounts were offset by an increase in realized foreign currency losses of approximately $8.9 million associated with inter-company loan activity.

Provision/(Benefit) for Income Taxes

The income tax provision / (benefit) relative to earnings / (loss) before income taxes, minority interest and discontinued operations was 82.1 % and 5.8% for the nine months ended March 31, 2011 and 2010, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review

The Company’s results on a segment basis for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 are as follows:

	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010	Increase/(Decrease)
(in millions)			$	%
Oral Technologies
Net revenue	$793.5	$787.6	$5.9	1%
Segment EBITDA	204.3	188.6	15.7	8%
Sterile Technologies
Net revenue	161.4	173.8	(12.4)	-7%
Segment EBITDA	21.6	25.8	(4.2)	-16%
Packaging Services
Net revenue	126.2	161.0	(34.8)	-22%
Segment EBITDA	4.1	11.5	(7.4)	-64%
Development and Clinical Services
Net revenue	128.7	122.1	6.6	5%
Segment EBITDA	25.5	20.4	5.1	25%
Inter-segment revenue elimination	(18.3)	(20.5)	2.2	-11%
Unallocated costs(1)	(69.6)	(293.7)	224.1	-76%
Combined Total
Net revenue	1,191.5	1,224.0	(32.5)	-3%
EBITDA from continuing operations	$185.9	$(47.4)	$233.3	*

*	Percentage not meaningful

(2)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Nine Months Ended March 31, 2011	Nine Months Ended Nine 31, 2010
Impairment charges and gain/(loss) on sale of assets	$(3.1)	$(230.1)
Equity compensation	(3.2)	(1.2)
Restructuring and other special items	(22.4)	(22.7)
Property and casualty losses	(1.1)	—
Sponsor advisory fee	(7.5)	(7.5)
Noncontrolling interest, net	(2.5)	(0.3)
Other income/(expense), net	(24.9)	(20.9)
Non-allocated corporate costs, net	(4.9)	(11.0)

Total unallocated costs	$(69.6)	$(293.7)

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA from continuing operations

(in millions)	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010
Earnings/(loss) from continuing operations	$(41.0)	$(276.9)
Depreciation and amortization	89.5	92.3
Interest expense, net	121.4	122.2
Income tax expense (benefit)	18.5	15.3
Noncontrolling interest	(2.5)	(0.3)

EBITDA from continuing operations	$185.9	$(47.4)

Oral Technologies segment

Net revenue increased by 1%, or $5.9 million, compared to the same period a year ago. The stronger U.S. dollar negatively impacted revenue totals by approximately 2%, or $13.8 million. Excluding the impact of foreign exchange rates, net revenue increased by 3%, or $19.7 million. This increase was primarily related to increased demand for prescription and consumer health softgel and controlled release products from several North American, South American and European facilities, partially offset by near term decreased market demand for our customer’s products which utilize our Zydis platform.

Segment EBITDA increased by 8%, or $15.7 million. Oral Technologies’ EBITDA was negatively impacted by the stronger U.S. dollar by approximately 2%, or $3.6 million. Excluding the impact of foreign exchange rates, the increase was $19.3 million, or 10%, which was primarily related to the previously mentioned demand increases for prescription and consumer health softgel and controlled release products and favorable product mix at several facilities, partially offset by the decreased demand for Zydis products as discussed above.

Sterile Technologies segment

Net revenue decreased by 7%, or $12.4 million. The stronger U.S. dollar negatively impacted revenue growth by approximately 4%, or $6.6 million. Excluding the impact of foreign exchange rates, net revenues decreased 3%, or $5.8 million, which was primarily driven by customer volume declines within the blow-fill-seal offering and decreased volumes within one of the European injectable facilities as a result of non-recurring H1N1 related volumes that were realized during the same period of the prior fiscal year.

Segment EBITDA decreased by 16%, or $4.2 million. Sterile Technologies’ EBITDA was negatively impacted by the stronger U.S. dollar by approximately 5%, or $1.2 million. Excluding the impact of foreign exchange rates, the decrease was 11%, or $3.0 million. The decrease was due to the volume declines within the European injectable facilities and the blow-fill-seal offering, as discussed above.

Packaging Services segment

Net revenue decreased by 22%, or $34.8 million. The stronger U.S. dollar negatively impacted the segment’s revenue growth by approximately 1%, or $1.0 million. Excluding the impact of foreign exchange rates, net revenue decreased by approximately 21%, or $33.8 million, which was primarily related to lower demand within North American and European commercial packaging facilities, which was attributable to non-recurring H1N1 flu related volumes that were realized in the same period of the prior fiscal year as discussed above as well as customer volume declines.

Segment EBITDA decreased 64%, or $7.4 million. Segment EBITDA was negatively impacted by the stronger U.S. dollar by approximately 1%, or $0.1 million. Excluding the impact of foreign exchange rates, the decrease of 63%, or $7.3 million, was primarily related to lower demand at our North American and European commercial packaging facilities partially related to the non-recurring H1N1 flu volumes occurring in the prior fiscal year as described above, partially offset by the implementation of manufacturing indirect and selling, general and administration cost saving efficiencies across the segment.

Development and Clinical Services segment

Net revenue increased by 5%, or $6.6 million. The stronger U.S. dollar negatively impacted the revenue growth by approximately 2%, or $2.5 million. Excluding the impact of foreign exchange rates, revenues increased 7%, or $9.1 million, which was primarily driven by increased demand for biologics services and for clinical services projects within several North American and European facilities.

Segment EBITDA increased by 25%, or $5.1 million. Segment EBITDA was negatively impacted by the stronger U.S. dollar by approximately 4%, or $0.9 million. Excluding this impact, the increase was 29%, or $6.0 million, which was primarily due to the aforementioned demand increase for biologics services and clinical services projects.

Liquidity and Capital Resources

Sources and Uses of Cash

The Company’s principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of March 31, 2011, the Company’s financing needs were supported by a $350.0 million revolving credit agreement, which was reduced by $15.0 million of outstanding letters of credit. The revolving credit agreement matures April 10, 2013. As of March 31, 2011, we had no outstanding borrowings under the Company’s revolving credit agreement.

The Company had the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its $565 million 9 1/2% /10 1/4 % Senior PIK-Election Notes due 2015 (the “Senior Toggle Notes”) in lieu of making cash interest payments. While the Company had sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company elected to do so for the October 15, 2009 and April 15, 2010 interest payment dates as an efficient and cost-effective method to further enhance liquidity in light of the substantial dislocation in the financial markets at that time. During the PIK election period, the Senior Toggle Notes were subject to the PIK interest rate of 10 1/4%. For the interest period ending on October 15, 2010, the Company made such interest payment entirely in cash.

In connection with this election, on April 12, 2010, we delivered notice to The Bank of New York Mellon (formerly known as The Bank of New York), in its capacity as trustee under the indenture for the Company’s outstanding Senior Toggle Notes, that, with respect to the interest due on such notes on the October 15, 2010 interest payment date, the Company would make such interest payment entirely in cash at the cash interest rate of 9.5%. As a result, the entirely cash interest election became the default election and the Company did not elect to change the cash interest election for the final interest election period ending April 15, 2011. Therefore, all remaining interest payments on the Senior Toggle Notes are to be paid entirely in cash in accordance with the terms of the indenture.

We continue to believe that the Company’s cash from operations and available borrowings under the revolving credit facility will be adequate to meet the Company’s future liquidity needs for at least the next twelve months.

Cash Flows

The following table summarizes the Company’s statement of cash flows from continuing operations:

(in millions)	Nine Months Ended March 31, 2011	Nine Months Ended March 31, 2010	$ Change
Net cash provided by/(used in):
Operating activities	$96.6	$174.9	$(78.3)
Investing activities	(50.1)	(43.3)	(6.8)
Financing activities	(19.8)	(55.1)	35.3

Operating activities

For the nine month period ended March 31, 2011, cash provided by operating activities was $96.6 million compared to cash provided by operating activities of $174.9 million for the nine month period ended March 31, 2010. The reduction was primarily driven by our election to cease using the PIK feature of the Senior Toggle Notes and to pay cash interest for the interest period ending on October 15, 2010. In addition, cash flow computations are impacted by changes in our interest rate swaps, foreign exchange rates impacting our liability accounts and the impact of our income tax provision on our accrued income tax payable balance.

Investing activities

For the nine month period ended March 31, 2011, cash used in investing activities was $50.1 million, an increase of $6.8 million compared to the nine month period ending March 31, 2010. The fluctuation was the result of higher fiscal 2011 year to date capital expenditures of $10.7 million as compared to the same prior fiscal year period, offset by an increase in the cash proceeds from the sale of assets.

Financing activities

For the nine month period ended March 31, 2011, cash used in financing activities was $19.8 million compared to cash used in financing activities of $55.1 million in the same period a year ago. The year-over-year fluctuation was primarily attributable to the repayments of $36.0 million of borrowings from our revolving credit facility in prior year period, with no such payment being made in the current year period.

Debt and Financing Arrangements

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of March 31, 2011, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements. The unrealized gains on our interest rate swaps that are designated as effective cash flow hedges for accounting purposes were $14.4 million, net of tax and are recorded within Accumulated Other Comprehensive Loss on our balance sheet at March 31, 2011.

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

As of March 31, 2011, the Company was in compliance with all restrictive covenants related to its long-term obligations

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

The senior credit facility and indentures governing the Senior Toggle Notes and the Senior Subordinated Notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of March 31, 2011, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

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

The Company’s Adjusted EBITDA for the last twelve months ended March 31, 2011 based on the definitions in the Company’s indentures is calculated as follows:

(in millions)	Last Twelve Months Ended March 31, 2011
Loss from continuing operations	$(31.0)
Interest expense, net	160.2
Income tax (benefit)/expense	24.8
Depreciation and amortization	120.5
Noncontrolling interest	(4.7)

EBITDA from continuing operations	269.8
Equity compensation(1)	4.7
Impairment charges and (gain)/loss on sale of assets(2)	7.8
Restructuring and other special items(3)	36.0
Property and casualty losses(4)	1.1
Foreign exchange loss/(gain) (included in other expense (income), net)(5)	1.4
Other adjustments	2.4
Advisory monitoring fee(6)	10.0

Subtotal	333.2
Estimated cost savings	—
Adjusted EBITDA	$333.2

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges and losses from the sale of assets not included in restructuring and other special items discussed below.

(3)

Restructuring and other special charges of $36.0 million were primarily attributable to restructuring activities which focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure to optimize our business.

(4)

Reflects property and casualty losses resulting from fire damage to a Packaging Services facility. Costs are primarily related to inventory losses and other transition costs resulting from the fire. See Note 13 to the financial statements.

(5)

Reflects $31.3 million of unrealized foreign currency translation recorded on inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender. These unrealized gains were offset by the exclusion of realized foreign currency exchange rate losses from the non-cash and cash settlement of inter-company loans of $23.9 million and $8.9 million, respectively. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the companies trade operations. These inter-company foreign exchange gains and losses were offset by $0.1 million of unrealized losses from our interest rate swap derivative agreements.

(6)	Represents amount of sponsor advisory fee. See Related Party Transactions (Note 10) of the unaudited Consolidated Financial Statements.

Interest Risk Management

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of March 31, 2011 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with the Company’s floating USD LIBOR and EURIBOR rate debt were designated as effective cash flow hedges. The derivative used to manage the risk associated with the Company’s floating TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt is an effective economic hedge but is not designated as an effective cash flow hedge for financial reporting purposes.

Currency Risk Management

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in Euros. At March 31, 2011, the Company had Euro denominated debt outstanding of $662.3 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in Accumulated Other Comprehensive Income (Loss) as part of the cumulative translation adjustment. During the nine months ended March 31, 2011, the Company recorded $82.9 million as a loss within cumulative translation adjustment. The net accumulated gain of this net investment as of March 31, 2011 included within Other Comprehensive Income was approximately $25.7 million. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated.

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

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements as of March 31, 2011.

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

Interest Rate Risk

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of March 31, 2011, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans due in April and May 2013. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

As of March 31, 2011, the Company had four outstanding interest rate derivatives, three of which were effective March 31, 2011 with a combined notional value of $760.0 million and €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In addition, the Company has a Japanese Yen interest rate swap which is economically effective but is not designated as an effective hedge for financial reporting and is included in the Consolidated Statements of Operations as Other (Income)/Expense.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. Currently, the Company is a named defendant in one hundred and ninety-nine pending isotretinoin lawsuits. Plaintiffs allege that they suffer from inflammatory bowel disease and other disorders as a result of their ingestion of Amnesteem. The geographic distribution of these one hundred and ninety-nine lawsuits is as follows: one in the U.S. District Court for the Middle District of North Carolina that has been transferred to the Accutane® (Isotretinoin) federal Multi-District Litigation (“Accutane MDL”) in the Middle District of Florida; two in the Court of Common Pleas, Washington County, Pennsylvania; and one hundred ninety-six in the Superior Court, Atlantic County, New Jersey. The New Jersey cases and several of the other cases have been brought by a consortium of plaintiffs’ law firms, including Seeger Weiss. The following discussion contains more detail about the lawsuits.

One hundred ninety-six lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by individual plaintiffs who claim to have ingested Amnesteem, and, in some cases, one or more competing branded generic isotretinoin products, including Sotret® (Ranbaxy) and/or Claravis® (Barr), as well as Accutane (the pioneer isotretinoin product sold by Hoffmann-La Roche). Seventy-two of these cases allegedly involve the use of both Accutane and one or more of the branded generic forms of isotretinoin. Such cases, which include one or more Roche entities as defendants, are filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all Accutane lawsuits pending in New Jersey state courts. The remaining one hundred and twenty-four cases do not involve the use of Accutane, but allegedly involve the use of one or more branded generic isotretinoin products, including Amnesteem. These cases are not part of the Accutane mass tort litigation; these non-mass tort, generics-only cases have been consolidated for discovery purposes but not for trial. All one hundred ninety-six of the cases pending in New Jersey, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name the pharmaceutical companies whose respective isotretinoin products each plaintiff allegedly ingested.

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

One lawsuit appearing to involve only Amnesteem use was served on the Company in February 2009 and had been pending in the District Court of Bowie County, Texas. This plaintiff ultimately dismissed his Texas lawsuit, shortly after filing a new lawsuit in New Jersey, and this New Jersey lawsuit is included among the above-referenced one hundred and twenty-four consolidated non-mass tort cases.

One lawsuit allegedly involving Amnesteem, Claravis and Accutane ingestions had been filed in the Circuit Court, Cook County, Illinois. The Company was dismissed from the suit without prejudice in June 2010.

One lawsuit allegedly involving Amnesteem and Claravis filed in the Superior Court, Atlantic County, New Jersey was dismissed with prejudice on September 17, 2010.

One lawsuit allegedly involving Amnesteem filed in the Superior Court, Atlantic County, New Jersey was dismissed with prejudice on November 10, 2010 and another lawsuit allegedly involving Amnesteem filed in the Superior Court, Atlantic County, New Jersey was dismissed with prejudice on December 29, 2010.

Although expressed in various terms, generally speaking, all one hundred and ninety-nine lawsuits set forth some or all of the standard array of product liability claims, including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

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

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date: May 10, 2011	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date: May 10, 2011	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Senior Vice President & Chief Financial Officer