Form 10-K
period 2011-06-30
Catalent Pharma Solutions, Inc.
filed 2011-09-16
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011	Commission file number 333-147871

CATALENT PHARMA SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3523163
(State of incorporation)	(I.R.S. Employer Identification No.)

14 Schoolhouse Road Somerset, New Jersey	08873
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On September 16, 2011 there were 100 shares of the Registrant’s Common Stock, par value $0.01 per share, issued and outstanding.

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

General

Catalent Pharma Solutions, Inc. (“we”, “us”, “our” or the “Company”), a Delaware corporation, is the leading provider of development solutions and advanced delivery technologies for the global pharmaceutical, biotechnology and consumer health industry. Through our extensive capabilities and deep expertise in product development, we help our customers bring more products to market, faster. Our advanced delivery technologies, the broadest and most diverse range of formulation, dose form, manufacturing expertise and intellectual property available to the industry, enable our customers to bring more products and better treatments to the market. Across both development and delivery, our commitment to reliably supply our customers’ needs serves as the foundation for the value we provide. We operate through four businesses: Development & Clinical Services, Softgel Technologies, Modified Release Technologies, and Medication Delivery Solutions. Medication Delivery Solutions includes our Packaging Services and Sterile Technologies offerings. We believe that through our prior and ongoing investments in growth capacity and capabilities, our ongoing focus on Lean Six Sigma and compliance, our innovation activities, the sales of existing customer products, and the introduction of new customer products, we will continue to benefit from attractive margins and realize the growth potential in these areas.

We have extensive relationships with industry-leading customers. In fiscal 2011, we did business with 90 of the top 100 global pharmaceutical marketers, and 44 of the top 50 biotechnology marketers. Selected key customers include Pfizer, Johnson & Johnson, GlaxoSmithKline, Eli Lilly, Merck, and Novartis. We have many long-standing relationships with our customers, particularly in advanced delivery technologies, where a prescription pharmaceutical product relationship will often last for nearly two decades, extending from mid-clinical development through the end of the product’s life cycle. We serve customers who require innovative product development, superior quality, advanced manufacturing and skilled technical services to support their development and marketed product needs.

We believe our customers value us because our depth of development services and advanced delivery technologies, consistent and reliable supply, geographic reach, and substantial expertise enable us to create a broad range of business and product solutions that can be customized to fit their individual needs. Many of these offerings are unavailable on an integrated basis from other providers of individual technologies or development services. The aim of our offerings is to allow our customers to bring more products to market faster, and develop and market differentiated new products that improve patient outcomes. We believe our leading market position, significant global scale, and diversity of customers, offerings, regulatory category, products, and geographies reduce our exposure to potential strategic and product shifts within the industry.

Our history of innovation in the advanced delivery of drugs formed the foundation of our market-leading business. We have a track record of nearly eight decades of oral dose form innovation since we first commercialized softgel manufacturing in the 1930s. We launched the oral dissolving tablet category by commercializing our Zydis® technology in the 1980s and, in 2001, introduced a vegetable-based softgel shell system, VegiCaps® Soft capsules. During fiscal 2011, we in-licensed a development stage novel oral dissolving tablet alternative, LyoPan™. Also in fiscal 2011, we acquired a novel molecular optimization platform, OptiForm™ from GlaxoSmithKline, which provides drug developers a new and novel way to identify the best form of a molecule to take forward into development. We also have three decades of packaging innovation experience in patient and physician sample kits, innovative child resistant/senior-friendly designs, award-winning unit dose technologies, and adherence-enhancing packaging solutions. Our GPEx® cell line technology for biologics can help bring innovative and biosimilar products to the market more rapidly. Today we employ more than 1,000 scientists and technicians and hold approximately 1,300 patents and patent applications in advanced delivery, drug and biologics formulation, manufacturing and packaging. We apply this portfolio to actively support current and future revenue generation, and we may receive exclusivity fees and royalties for certain technologies.

History

Until we were acquired by affiliates of The Blackstone Group (“Blackstone”) in 2007, we operated as part of the Pharmaceutical Technologies and Services (“PTS”) segment of Cardinal Health, Inc. (“Cardinal”). PTS was created through a series of acquisitions starting in 1996 in order to provide a broad range of specialized, comprehensive, market-leading solutions for the global pharmaceutical and biotechnology industry. In 1996, Cardinal acquired PCI Services, Inc., which was the market leader for outsourced pharmaceutical packaging. Two years later, R.P. Scherer Corporation, the market leader in advanced oral drug delivery technologies, was acquired. In 1999, Cardinal acquired Automated Liquid Packaging, Inc., the market leader in blow-fill-seal technology for respiratory treatments, ophthalmics, and other areas, entering the important sterile dose form market.

In 2001, Cardinal continued its expansion of the PTS segment with International Processing Corporation, a provider of oral solid coating and dose manufacturing services. In 2002, PTS entered the fee-for-service development solutions market with the acquisition of Magellan Labs, a leader in the provision of analytical sciences services to the U.S. pharmaceuticals industry. Finally, in 2003, Cardinal acquired Intercare Group PLC, through which we expanded our European injectable manufacturing network.

During the period from 2001 through 2006 we also made other selective acquisitions of businesses, facilities and technologies in all segments.

Subsequent to our 2007 acquisition, we have regularly reviewed our portfolio of offerings and operations in the context of our strategic growth plan. As a result of those ongoing assessments, since 2007 we have sold four businesses, including two injectable vial facilities in the U.S., a French oral dose facility, and most recently in fiscal 2011 the printed components business (consisting of four facilities in the U.S. and Ireland). We have also consolidated operations at two other facilities into the remaining facility network since our acquisition by Blackstone.

Our Competitive Strengths

•

Leading Provider of Development Solutions and Advanced Delivery Technologies. We are the leading providers of development solutions and advanced delivery technologies to the global pharmaceutical, biotechnology and consumer health industry. In the last seven years, we have supported the development and launch of more than 40% of FDA new chemical entity product approvals, and as of June 30, 2011, we are currently participating in the development of approximately 10% of oral new chemical entities in active clinical development globally (based upon industry surveys of drugs in development). With over 1,000 scientists and technicians worldwide and approximately 1,300 patents and patent applications, we possess substantial expertise in drug development and advanced delivery technologies, and help our customers bring more products and better treatments to market faster.

•

Longstanding, Extensive Relationships with Blue Chip Customers. We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In fiscal 2011, we did business with 90 of the top 100 global pharmaceutical marketers and 44 of the top 50 biotechnology marketers, as well as more than a thousand others. Regardless of size, our customers all seek innovative product development, superior quality, advanced manufacturing and skilled technical services to support their development and marketed product needs. We believe our customers value us because our depth of development services and advanced delivery technologies, consistent and reliable supply, geographic reach and substantial expertise enable us to create a broad range of tailored solutions, many of which are unavailable from other individual providers.

•

Diversified Operating Platform. We are diversified by virtue of our geographic scope, our large customer base, the extensive range of products we produce, our service offerings, and our ability to provide solutions at nearly every stage of product lifecycles. We produce nearly 15,000 distinct items across multiple categories, including brand and generic prescription drugs and biologics, over-the-counter, consumer health, veterinary, and medical device and diagnostics. In fiscal 2011, our top 20 products represented less than one third of total revenue, with no individual product greater than 4%. We serve more than 1,000 customers in nearly 100 countries, with a majority of our fiscal 2011 revenues coming from outside the United States. This diversity, combined with long product lifecycles and close customer relationships, has contributed to the stability of our business. It has also allowed us to reduce our exposure to potential strategic, customer and product shifts.

•

Deep, Broad and Growing Technology Foundation. We have a long track record of innovation across our offerings, which substantially differentiate us from other industry participants. Our culture of creativity and innovation is grounded in our advanced delivery technologies, our advanced packaging and blow-fill-seal design engineers, and our patents and proprietary manufacturing processes throughout our global network. In fiscal 2011, we created an Innovation & Growth function to drive focused application of existing and incremental resources to highest priority opportunities. As of June 30, 2011, we have more than 500 product development programs in active development across our businesses.

•

Significant Investment in Global Manufacturing Network. We have made significant past investments to establish a global manufacturing network, and today hold more than four million square feet of manufacturing and laboratory space across five continents. Recent growth-related investments in facilities, capacity and capabilities across our businesses have positioned us for future growth in key market areas. Through operational expertise and focus, we ensure ongoing and continuous improvements in safety, productivity and reliable supply to customer expectations, which we believe further differentiates us. Our manufacturing network and capabilities allow us the flexibility to reliably supply the changing needs of our customers while consistently meeting their quality, delivery and regulatory compliance expectations.

•

High Standards of Quality and Regulatory Compliance. We operate our plants in accordance with current good manufacturing practices (“cGMP”), following our own high standards which are consistent with those of many of our large global pharmaceutical and biotechnology customers. We have nearly 1,000 employees around the globe focused on quality and regulatory compliance. More than half of our facilities are registered with the U.S. Food and Drug Administration (“FDA”), with the remaining facilities registered with other applicable regulatory agencies, such as the European Medicines Agency (“EMEA”). In some cases, facilities are registered with multiple regulatory agencies. In fiscal 2011, we underwent more than 50 regulatory audits, as well as hundreds of customer audits.

•

Strong and Experienced Management Team. Our senior management team has been transformed over the last two years, with more than 200 years of combined and diverse experience within the pharmaceutical and healthcare industries. With an average of more than twenty years of functional experience, this team possesses deep knowledge and a wide network of industry relationships.

•

Principal Shareholder with Proven Healthcare Sector Expertise. Our principal shareholder is an entity controlled by affiliates of The Blackstone Group, a leading global alternative asset manager and financial advisory firm. Current and prior healthcare investments by The Blackstone Group, in addition to the Company, include: Biomet, Emcure, Apria Healthcare, Nycomed, DJO Inc., Southern Cross, Stiefel Labs, TeamHealth and Vanguard Health Systems.

Our Strategy

We believe that we are well situated to leverage our market-leading position, strong customer relationships, innovative technologies and growth investments to accelerate future growth and attractive returns on capital. We are pursuing three key strategic growth accelerators:

•	Enhancing the value of our current businesses through expanded capacity, extended capabilities, and targeting market strategies addressing under-served customers/geographies and adjacent markets.

•	Proactive, tailored market entry in emerging/high-growth economies and other geographic markets where we are currently only narrowly represented, including but not limited to China, Brazil, and India.

•

Expanding our diversified participation in marketed products, such as through royalty and profit-sharing opportunities or through proactive development and out-licensing of such products, to enable us to retain a greater share of the value of the products we produce.

To realize these, we will continue to focus on enhancing our core functional competencies: quality and compliance; operational and commercial excellence; market-driven innovation; and talent acquisition, development and retention. We also expect to pursue selected acquisitions of other companies that are aligned with our growth strategies.

Our Segments

Our offerings and services are summarized below by reporting segment.

Segment	Offerings and Services	Fiscal 2011 Revenue*
		(in millions)
Development & Clinical Services	• Manufacturing, packaging, storage, distribution and inventory management for clinical trial drugs and biologics, analytical testing, scientific and regulatory consulting services, biologic cell line development including our GPEx® technology, and development and manufacturing services for inhaled products	$175.3

Oral Technologies	• Formulation, development and manufacturing of prescription and consumer health products using our proprietary softgel, Vegicaps® and Zydis® technologies, as well as other proprietary and conventional oral drug delivery technologies	$1,114.4

Sterile Technologies	• Formulation, development, and manufacturing for prefilled syringes, other injectable formats, and blow-fill-seal unit doses	$219.8

Packaging Services	• Commercial packaging services (blisters, bottles, pouches and unit doses), and advanced packaging technologies	$157.2

*	Segment Revenue includes inter-segment revenue of $26.4 million.

This table should be read in conjunction with Note 15 to the Consolidated Financial Statements.

Development & Clinical Services segment

Our Development & Clinical Services segment provides manufacturing, packaging, storage and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes dose form manufacturing or over-encapsulation where needed, supplying placebos, comparator drug procurement, clinical packages and kits for physicians and patients, inventory management, investigator kit ordering and fulfillment, and return supply reconciliation and reporting. We support trials in all regions of the world through our facilities and distribution network.

We also offer analytical chemical and cell-based testing and scientific services, respiratory products formulation and manufacturing, regulatory consulting, and biologics product development. Our respiratory product capabilities include development services for sterile products and inhaled products for delivery via metered dose inhalers, dry powder inhalers and nasal sprays. Demand for our offerings is driven by the need for scientific expertise and depth and breadth of services offered, as well as by the reliable supply thereof (including quality, execution and performance). We provide global regulatory and clinical support services for our customers’ regulatory and clinical strategies during all stages of development. Our biologics offerings include our formulation development and clinical-scale bio-manufacturing based on our advanced and patented Gene Product Expression (“GPEx”) technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and bio-similar biologic compounds. Our GPEx® technology can provide rapid cell line development, high biologics production yields, flexibility and versatility.

Oral Technologies segment

Our Oral Technologies segment provides advanced oral delivery technologies, including formulation, development and manufacturing of oral dose forms for prescription and consumer health products. These oral dose forms include softgel, modified release and immediate release solid oral technology products. At certain facilities we also provide integrated primary packaging services for the products we manufacture.

Through our Softgel Technologies business, we provide formulation, development and manufacturing services for soft gelatin capsules, or “softgels”, which we first commercialized in the 1930s. We are the market leader in overall softgel manufacturing, and hold the leading market position in the prescription arena. Our principal softgel technologies include traditional softgel capsules (in which the shell is made from animal-derived materials) and VegiCaps capsules (in which the shell is made from vegetable-derived materials), which are used in a broad range of customer products including prescription drugs, over-the-counter medications, and vitamins and supplements. Softgel capsules encapsulate liquid, paste or oil-based active compounds in solution or suspension into an outer shell, filling and sealing the capsule simultaneously. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter compounds, and to provide safe handling of hormonal, potent and cytotoxic drugs. We also participate in the softgel vitamin, mineral and supplement business in selected regions around the world. With the 2001 introduction of our vegetable-derived softgel shell, VegiCaps capsules, drug and consumer health manufacturers have been able to expand the compatibility of the softgel dose form with a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary or cultural preferences. Our VegiCaps capsules are patent protected in most major global markets. Physician and patient studies we have conducted have demonstrated a preference for softgels versus traditional tablet and capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient compliance with dosing regimens.

Through our Modified Release Technologies business we provide formulation, development and manufacturing services for fast-dissolve and controlled release products. We launched within this segment the orally dissolving tablet category in 1986 with the introduction of Zydis tablets, a unique oral dosage form that is freeze-dried in its package, can be swallowed without water, and typically dissolves in the mouth in less than three seconds. Most often used for drugs and patient groups that can benefit from rapid oral disintegration, the Zydis technology is utilized in a wide range of products and indications, including treatments for a variety of central nervous system-related conditions such as migraines, Parkinsons’ Disease, schizophrenia, and pain-relief. Zydis tablets continue to be used in new ways by our customers as we extend the application of the technology to new categories, such as for immunotherapies or vaccines. We plan to continue to expand the development pipeline of customer products for Zydis tablets. Representative customers include Pfizer, Novartis, Merck, GlaxoSmithKline, Mylan, Eli Lilly and Johnson & Johnson.

Sterile Technologies segment

Our Sterile Technologies segment principally provides formulation, development and manufacturing services for advanced stage delivery of drugs and biologics, including products for injection and inhalation, using both traditional and advanced technologies. Our range of injectable manufacturing offerings includes filling drugs or biologics into pre-filled syringes, bags and other delivery formats. We provide integrated solutions offerings and related supporting services such as process validation skills. With our range of injectable solutions we are able to meet a wide range of specifications, timelines and budgets. The complexity of the manufacturing process, the importance of experience and know-how, and the high start-up capital requirements create significant barriers to entry and, as a result, limit the number of competitors in the market. For example, blow-fill-seal is an advanced aseptic processing technology which uses a continuous process to form, fill with drug, and seal a plastic container in a sterile environment. Blow-fill-seal units typically cost less than traditional sterile forms on a per-unit basis and are currently used primarily for non-injectable drugs, such as respiratory, ophthalmic and otic products. We are a leader in the outsourced blow-fill-seal market and operate one of the largest capacity commercial manufacturing blow-fill-seal facilities in the world. Our sterile blow-fill-seal manufacturing has the capacity and flexibility of manufacturing configurations and solutions for products that are temperature, light and/or oxygen-sensitive. We also provide innovative solutions related to complex container design and manufacturing. Our regulatory expertise leads to decreased time to commercialization and our dedicated development production lines support feasibility, stability and clinical runs. We plan to continue to expand our product line in existing and new markets and in higher margin specialty products with additional respiratory, ophthalmic, injectable and nasal applications. Representative customers include Pfizer, Sanofi-Aventis, Novartis and Roche.

Packaging Services segment

In Packaging Services we offer standard and custom packaging for prescription drugs and biologics, over-the-counter medications, veterinary and consumer health products. We package bulk tablets, capsules, syringes and other dose forms into market-ready forms, such as blister packs, pouches, sachets and bottles.

Examples of our patented and proprietary technologies include the design of the award-winning DelPouch package for unit dosing of topical compounds.

We have more than three decades of package design innovation experience, including child-resistant packaging, compliance-enhancing calendar packaging designs such as Hingepak®, cutting-edge anti-counterfeiting packaging solutions, and two-dimensional bar code-and RFID-incorporating packaging processes. We remain focused on providing fully-integrated solutions, both within the packaging area and across our other businesses. Our scalability and flexibility is a key to our historic success, allowing us to meet the needs for products of varying market sizes, from orphan drugs all the way through blockbuster launches.

Representative customers include Johnson & Johnson, GlaxoSmithKline, Novartis, Pfizer Wyeth, Amgen, Daiichi Sankyo and Pfizer.

Development and Product Supply Chain Solutions

In addition to our proprietary offerings, we are also differentiated in the market by our ability to offer a broad range of innovative development and product supply solutions which can be combined or tailored in many ways to help our customers take their compounds from laboratory to market. Once a product is on the market, we can provide comprehensive integrated product supply, from the sourcing of the bulk drug to comprehensive manufacturing and packaging to the testing required for release to distribution. Customer solutions we develop are flexible, scalable and creative, so that they meet the unique needs of both large and emerging companies, and for products of all sizes. We believe that our development and product supply solutions will continue to contribute to our future growth.

Sales and Marketing

Our target customers include large pharmaceutical and biotechnology companies, mid-size, emerging and specialty pharmaceutical and biotechnology companies, and consumer health companies, along with companies in other selected healthcare market segments. We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In fiscal 2011, we did business with 90 of the top 100 global pharmaceutical marketers, 44 of the top 50 biotechnology marketers, and more than one thousand other customers. Faced with pricing and reimbursement pressures as well as other market challenges, large pharmaceutical and biotechnology companies have increasingly sought partners to enhance the clinical competitiveness of their drugs and biologics and to reduce their fixed cost base. Many mid-size, emerging and specialty pharmaceutical and biotechnology companies, while facing the same pricing and market pressures, have chosen not to build a full infrastructure, but rather to partner with other companies—through licensing agreements, collaborations or outsourcing—to access the critical skills, technologies and services required to bring their products to market. Consumer health companies require rapidly-developed, innovative dose forms, packaging and formulations to keep up in the fast-paced over-the-counter medication and vitamins markets. These market segments are all critically important to our growth, but require distinct solutions, marketing and sales approaches, and market strategy.

We follow a hybrid demand generation organization model, with global account teams offering the full breadth of Catalent’s solutions to selected accounts and technical specialist teams providing the in-depth technical knowledge and practical experience essential for each individual offering. All business development and field sales representatives ultimately report to a single sales head, and significant investments have been made in capabilities-specific training and selling. Our sales organization currently consists of nearly 160 full-time, experienced sales professionals. We participate in major trade shows relevant to the offerings globally and ensure adequate visibility to our offerings and solutions through a comprehensive advertising and publicity program.

Global Accounts

We manage selected accounts globally due to their materiality and growth potential by establishing strategic plans, goals and targets. We recorded approximately 50% of our total revenue in fiscal 2011 from these global accounts. These accounts are assigned a dedicated business development professional with substantial industry experience. These account leaders, along with members of the executive leadership team, are responsible for managing and extending the overall account relationship. Growing sales, profitability, and increasing account penetration are key goals and are directly linked to compensation. Account leaders also work closely with the rest of the sales organization to ensure alignment around critical priorities for the accounts.

Emerging, Specialty and Virtual Accounts.

Emerging, specialty and virtual pharmaceutical and biotechnology companies are expected to be a critical driver of industry growth globally. Historically, many of these companies have chosen not to build a full infrastructure, but rather partner with other companies to produce their products. We expect them to continue to do so in the future, providing a critical source for future integrated solution demand. We expect to continue to increase our penetration of geographic clusters of emerging companies in North America, Europe and Japan. We regularly use active pipeline screening and customer targeting to identify the optimal candidates for partnering based on product profiles, funding status, and relationships, to ensure that our technical sales specialists and field sales representatives develop custom solutions designed to address the specific needs of customers in the market.

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

Manufacturing Capabilities

We operate manufacturing facilities, development centers and sales offices throughout the world. We have twenty-four facilities on five continents with more than four million square feet of manufacturing, lab and related space. Our manufacturing capabilities encompass a full suite of competencies including regulatory, quality assurance and in-house validation at all of the production sites.

We operate our plants in accordance with cGMP. More than half of our facilities are registered with the U.S. FDA, with the remaining facilities being registered with other applicable regulatory agencies, such as the EMEA. In some cases certain facilities are registered with multiple regulatory agencies.

We have invested approximately $550 million in our manufacturing facilities since fiscal 2007 through improvements and expansions in our facilities including $89.2 million on capital expenditures in fiscal 2011. With the exception of our Corby, UK operation, we believe that all of our facilities and equipment are in good condition, are well maintained and are able to operate at or above present levels for the foreseeable future. (See “Recent Developments” within Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations)

Our manufacturing operations are focused on regulatory compliance, continuous improvement, process standardization and excellence in execution across the organization. Our manufacturing operations are structured around an enterprise management philosophy and methodology that utilizes principles and tools common to a number of quality management programs including Six Sigma and Lean Manufacturing.

Raw Materials

We use a broad and diverse range of raw materials in the design, development and manufacture of our products. This includes, but is not limited to key materials such as gelatin, starch, and iota carrageenan for the Oral Technologies segment; packaging films and printed components for our Packaging Technologies and Development & Clinical Services segments, and resin for our blow-fill-seal business in our Sterile Technologies segment. The raw materials that we use are sourced externally on a global basis. Globally, our supplier relationships could be interrupted due to natural disasters and international supply disruptions, including those caused by pandemics, geopolitical and other issues. For example, the supply of gelatin is obtained from a limited number of sources. In addition, much of the gelatin we use is bovine-derived. Past concerns of contamination from Bovine Spongiform Encephalopathy (“BSE”) have narrowed the number of possible sources of particular types of gelatin. If there were a future disruption in the supply of gelatin from any one or more key suppliers, there can be no assurance that we could obtain an alternative supply from our other suppliers. If future restrictions were to emerge on the use of bovine-derived gelatin from certain geographic sources due to concerns of contamination from BSE, any such restriction could hinder our ability to timely supply our customers with products and the use of alternative non-bovine-derived gelatin for specific customer products could be subject to lengthy formulation, testing and regulatory approval.

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

Competition

We compete on several fronts both domestically and internationally, including competing with other companies that offer advanced delivery technologies or development services to pharmaceutical, biotechnology and consumer health companies based in North America, Latin America, Europe and the Asia-Pacific region. We also may compete with the internal operations of those pharmaceutical, biotechnology and consumer health manufacturers that choose to source these services internally, where possible.

Competition is driven by proprietary technologies and know-how (where relevant), consistency of operational performance, quality, price, value and speed. While we do have competitors who compete with us in our individual technology platforms, we do not believe we have competition from directly comparable companies.

Employees

We have approximately 8,200 employees in twenty-four facilities on five continents: Nine facilities are in the United States, one of which is unionized; the unionized facility has a four year collective bargaining agreement in place, expiring during fiscal 2014. National work councils and/or unions are active at all twelve of our European facilities consistent with labor environments/laws in European countries. Similar relationships with labor unions or national work councils exist in our plants in Argentina, Brazil and Australia. Our management believes that our employee relations are satisfactory.

	North America	Europe	South America	Asia Pacific	Total
Approximate Number of Employees	3,250	3,700	700	550	8,200

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

We have applied in the United States and certain foreign countries for registration of a number of trademarks, service marks and patents, some of which have been registered and issued, and also hold common law rights in various trademarks and service marks. We hold approximately 1,300 patents and patent applications worldwide in advanced drug delivery and biologics formulations and technologies, and manufacturing and packaging.

We hold patents and license rights relating to certain aspects of our formulations, nutritional and pharmaceutical dosage forms, mammalian cell engineering, sterile manufacturing services and packaging services. We also hold patents relating to certain processes and products. We have a number of pending patent applications in the United States and certain foreign countries, and intend to pursue additional patents as appropriate. We have enforced and will continue to enforce our intellectual property rights in the United States and worldwide.

We do not consider any particular patent, trademark, license, franchise or concession to be material to our overall business.

Regulatory Matters

The manufacture, distribution and marketing of the products of our customers in this industry are subject to extensive ongoing regulation by the FDA, other government authorities and foreign regulatory authorities. Certain of our subsidiaries may be required to register for permits and/or licenses with, and will be required to comply with operating and security standards of, the Drug Enforcement Agency (“DEA”), the FDA, the Department of Health and Human Services (“DHHS”), the European Union (“EU”) member states and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies, and certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.

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

We are also subject to various federal, state, local, foreign and transnational laws, regulations and recommendations, both in the United States and abroad, relating to safe working conditions, laboratory and manufacturing practices and the use, transportation and disposal of hazardous or potentially hazardous substances. In addition, U.S. and international import and export laws and regulations require us to abide by certain standards relating to the importation and exportation of finished goods, raw materials and supplies and the handling of information. We are also subject to certain laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records.

The costs associated with complying with the various applicable federal regulations, as well as state, local, foreign and transnational regulations, could be significant and the failure to comply with such legal requirements could have an adverse effect on our results of operations and financial condition.

Quality Assurance

We are committed to creating and maintaining the highest standard of regulatory compliance while providing high quality products to our customers. To meet these commitments, we have developed and implemented quality systems and concepts throughout the organization that we believe are appropriate. Our senior management team is actively involved in setting quality policies, standards and internal position papers as well as managing internal and external quality performance. Our quality assurance department provides quality leadership and supervises our quality systems programs. An internal audit program monitors compliance with all applicable regulations, standards and internal policies. In addition, our facilities are subject to periodic inspection by the FDA and other equivalent local, state and foreign regulatory authorities and customers. All FDA, DEA and other regulatory inspectional observations have been resolved or are on track to be completed at the prescribed timeframe provided in response to the agency. We believe that our operations are in compliance in all material respects with the regulations under which our facilities are governed. We have more than 1,000 employees around the globe focusing on quality and regulatory compliance.

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

We are highly leveraged. The following chart shows our level of indebtedness as of June 30, 2011.

		June 30, 2011
	Maturity	(in millions)
Debt:
Senior secured credit facilities:
Revolving credit facility(1)	April 2013-2016	$—
Term loan facilities(2)	April 2014	1,381.7
Senior toggle notes	April 2015	624.4
Senior subordinated notes(3)	April 2017	308.4
Other obligations	June 2011-December 2026	32.8

Total debt		$2,347.3

(1)	We have a senior secured $350.0 million revolving credit facility, with an original six-year maturity through April 10, 2013. On June 1, 2011, the Company amended certain applicable rates and extended the maturity of certain revolving credit loans for the amount of $200.25 million through April 10, 2016, subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the senior toggle notes, the senior subordinated notes and certain other unsecured debt.
(2)	We have approximately $1,381.7 million (U.S. dollar equivalent) aggregate principal amount of senior secured term loan facilities, consisting of a $1,017.6 million U.S. dollar-denominated tranche and a € 254.4 million Euro-denominated tranche (equal to $364.1 million based on an exchange rate of €1 = $1.4312, each with an original seven-year maturity).
(3)	Represents the U.S. dollar-equivalent of the €215.5million aggregate principal amount of senior subordinated notes based on an exchange rate of €1 = $1.4312.

Our high degree of leverage could have important consequences for us, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest;

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

Our total interest expense was $166.0 million, $161.4 million and $183.2 million for fiscal years 2011, 2010 and 2009, respectively. After taking into consideration our ratio of fixed-to-floating rate debt, a 100 basis point increase in such rates would increase our annual interest expense by approximately $2.8 million.

Current global economic conditions could negatively affect our operating results.

The economies of the United States and the other countries in which the Company produces its products continue to be affected by the economic conditions that began with the financial and credit crisis in late 2008. Although economic conditions began to improve in fiscal 2011, there continues to be significant uncertainty as to whether global economic improvement is sustainable. These conditions may result in a further slowdown to the global economy that could affect our business by reducing the prices that end market participants are willing to pay for our customer’s products or by reducing the demand of our offerings, which could in turn negatively impact our sales and revenue generation and result in a material adverse effect on our business, cash flow, results of operations, financial position and prospects.

Despite our high indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indentures governing the notes and the senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. In addition to the $334.6 million available to us for borrowing, subject to certain conditions, from our $350 million revolving credit facility, we have the option to increase the amount available under the term loan and revolving credit facilities by up to an aggregate of $300.0 million on an uncommitted basis. If new debt is added to our subsidiaries’ existing debt levels, the risks associated with debt we currently face would increase.

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

We utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we are exposed to risks related to counterparty credit worthiness or non-performance of these instruments.

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

We operate in a market that is highly competitive. We compete on several fronts, both domestically and internationally, including competing with other companies that provide similar offerings to pharmaceutical, biotechnology and consumer health companies based in North America, Latin America, Europe and the Asia-Pacific region. We also may compete with the internal operations of those pharmaceutical, biotechnology and consumer health manufacturers that choose to source these offerings internally, where possible.

We face material competition in each of our markets. Competition is driven by proprietary technologies and know-how, capabilities, consistency of operational performance, quality, price, value and speed. Some competitors may have greater financial, research and development, operational and marketing resources than we do. Competition may also increase as additional companies begin to enter our markets or use their existing resources to compete directly with ours. Expanded competition from companies in low-cost jurisdictions, such as India and China, may in the future impact our results of operations or prevent our growth. Greater financial, research and development, operational and marketing resources may allow our competitors to respond more quickly with new, alternative or emerging technologies. Changes in the nature or extent of our customer requirements may render our offerings obsolete or non-competitive and could adversely affect our results of operations and financial condition.

The demand for our offerings depends in part on our customers’ research and development and the clinical and market success of their products. Our business, financial condition and results of operations may be harmed if our customers spend less on or are less successful in these activities.

Our customers are engaged in research, development, production and marketing in the pharmaceutical, biotechnology and consumer health products. The amount of customer spending on research, development, production and marketing has a large impact on our sales and profitability, particularly the amount our customers choose to spend on our offerings. Our customers determine the amounts that they will spend based upon, among other things, available resources and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors’ research, development and production initiatives, and the anticipated market uptake, clinical and reimbursement scenarios for specific products and therapeutic areas. In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including research and development departments and their budgets. Our customers finance their research and development spending from private and public sources. A reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations. If our customers are not successful in attaining or retaining product sales due to market conditions, reimbursement issues or other factors, our results of operations may be materially impacted.

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

The healthcare industry is highly regulated. We are subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of DEA, FDA, various state boards of pharmacy, state health departments, the United States DHHS, the EU member states and other comparable agencies and, in the future, any changes to such laws and regulations could adversely affect us. In particular, we are subject to laws and regulations concerning good manufacturing practices and drug safety. Our subsidiaries may be required to register for permits and/or licenses with, and may be required to comply with the laws and regulations of the DEA, the FDA, DHHS, foreign agencies including the EMEA, and other various state boards of pharmacy, state health departments and/or comparable state agencies as well as certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.

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

Although we believe that we are in compliance in all material respects with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion concerning the compliance of our operations with applicable laws and regulations. In addition, there can be no assurance that we will be able to maintain or renew existing permits, licenses or any other regulatory approvals or obtain, without significant delay, future permits, licenses or other approvals needed for the operation of our businesses. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could have an adverse effect on our results of operations and financial condition.

Failure to provide quality offerings to our customers could have an adverse effect on our business and subject us to regulatory actions and costly litigation.

Our results depend on our ability to execute and improve when necessary our quality management strategy and systems, and effectively train and maintain our employee base with respect to quality management. Quality management plays an essential role in determining and meeting customer requirements, preventing defects and improving our offerings. While we have a network of quality systems throughout our business units and facilities which relate to the design, formulation, development, manufacturing, packaging, sterilization, handling, distribution and labeling of our customers’ products which use our offerings, quality and safety issues may occur with respect to any of our offerings. A quality or safety issue could have an adverse effect on our business, financial condition and results of operations and may subject us to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions and criminal actions. In addition, such an issue could subject us to costly litigation, including claims from our customers for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant.

The services and offerings we provide are highly exacting and complex, and if we encounter problems providing the services or support required, our business could suffer.

The offerings we provide are highly exacting and complex, particularly in our Sterile Technologies segment, due in part to strict regulatory requirements. From time to time, problems may arise in connection with facility operations or during preparation or provision of an offering, in both cases for a variety of reasons including, but not limited to, equipment malfunction, sterility variances or failures, failure to follow specific protocols and procedures, problems with raw materials, environmental factors and damage to, or loss of, manufacturing operations due to fire, flood or similar causes. Such problems could affect production of a particular batch or series of batches, requiring the destruction of product, or could halt facility production altogether. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, reimbursement to customers for lost active pharmaceutical ingredients, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. Production problems in our drug and biologic manufacturing operations could be particularly significant because the cost of raw materials is often higher than in our other businesses. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. In addition, such risks may be greater at facilities that are new or going through significant expansion.

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

The healthcare industry is characterized by rapid technological change. Demand for our offerings may change in ways we may not anticipate because of such evolving industry standards as well as a result of evolving customer needs that are increasingly sophisticated and varied and the introduction by others of new offerings and technologies. Several of our higher margin offerings are based on proprietary technologies. The patents for these technologies will ultimately expire, and these offerings may become subject to competition. Without the timely introduction of enhanced or new offerings, our offerings may become obsolete over time, in which case our revenue and operating results would suffer. For example, if we are unable to respond to changes in the nature or extent of the technological or other needs of our pharmaceutical customers through enhancing our offerings, our competition may develop offering portfolios that are more competitive than ours and we could find it more difficult to renew or expand existing agreements or obtain new agreements. Innovations directed at continuing to offer enhanced or new offerings generally will require a substantial investment before we can determine their commercial viability, and we may not have the financial resources necessary to fund these innovations.

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

We depend on various active pharmaceutical ingredients, components, compounds, raw materials, and energy supplied primarily by others for our offerings. This includes, but is not limited to, gelatin, starch, iota carrageenan, petroleum-based products, packaging components, and resin. Also, frequently our customers provide their active pharmaceutical or biologic ingredient for formulation or incorporation in the finished product. It is possible that any of our or our customer supplier relationships could be interrupted due to natural disasters, international supply disruptions caused by pandemics, geopolitical issues or other events or could be terminated in the future.

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

The healthcare industry has changed significantly over time, and we expect the industry to continue to evolve. Some of these changes, such as ongoing healthcare reform, adverse changes in government funding of healthcare products and services, legislation or regulations governing the privacy of patient information, or the delivery or pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to change the amount of our offerings they purchase or the price they are willing to pay for our offerings. Changes in the healthcare industry’s pricing, selling, inventory, distribution or supply policies or practices could also significantly reduce our revenue and results of operations. Particularly, volatility in individual product demand may result from changes in public or private payer reimbursement or coverage.

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

Our future success may be dependent on opportunities to buy other businesses or technologies and possibly enter into joint ventures that could complement, enhance or expand our current business or offerings and services or that might otherwise offer us growth opportunities. We may face competition from other companies in pursuing acquisitions in the pharmaceutical and biotechnology industry. Our ability to acquire targets may also be limited by applicable antitrust laws and other regulations in the United States and other foreign jurisdictions in which we do business. To the extent that we are successful in making acquisitions, we may have to expend substantial amounts of cash, incur debt and assume loss-making divisions. We may not be able to complete such transactions, for reasons including, but not limited to, a failure to secure financing. Any transactions that we are able to identify and complete may involve a number of risks, including the diversion of management’s attention to integrate the acquired businesses or joint ventures, the possible adverse effects on our operating results during the integration process, the potential loss of customers or employees in connection with the acquisition, delays or reduction in realizing expected synergies and our potential inability to achieve our intended objectives for the transaction. In addition, we may be unable to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

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

Our operations are subject to a variety of environmental, health and safety laws and regulations, including those of EPA and equivalent local, state, and foreign regulatory agencies in each of the jurisdictions in which we operate. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Any failure by us to comply with environmental, health and safety requirements could result in the limitation or suspension of production or subject us to monetary fines or civil or criminal sanctions, or other future liabilities in excess of our reserves. We are also subject to laws and regulations governing the destruction and disposal of raw materials and non-compliant products, the handling of regulated material that are included in our offerings, and the disposal of our offerings at the end of their useful life. In addition, compliance with environmental, health and safety requirements could restrict our ability to expand our facilities or require us to acquire costly pollution control equipment, incur other significant expenses or modify our manufacturing processes. Our manufacturing facilities may use, in varying degrees, hazardous substances in their processes. These substances include, among others, chlorinated solvents, and in the past chlorinated solvents were used at one or more of our facilities, including a number we no longer own or operate. As at our current facilities, contamination at such formerly owned or operated properties can result and has resulted in liability to us. In the event of the discovery of new or previously unknown contamination either at our facilities or at third-party locations, including facilities we formerly owned or operated, the issuance of additional requirements with respect to existing contamination, or the imposition of other cleanup obligations for which we are responsible, we may be required to take additional, unplanned remedial measures for which no reserves have been recorded. We are conducting monitoring and cleanup of contamination at certain facilities currently or formerly owned or operated by us. We have established accounting reserves for certain contamination liabilities but cannot assure you that such liabilities will not exceed our reserves.

Certain of our pension plans are underfunded, and additional cash contributions we may be required to make will reduce the cash available for our business, such as the payment of our interest expense.

Certain of our employees in the United States, United Kingdom, Germany, France, Japan and Australia are participants in defined benefit pension plans which we sponsor. As of June 30, 2011, the underfunded amount of our pension plans on a worldwide basis was approximately $80.2 million, primarily related to our plans in the United Kingdom and Germany. We are also party to a multiemployer plan and other ongoing pension plan negotiations. The amount of future contributions to the United Kingdom plan or to our other underfunded plans will depend upon asset returns and a number of other factors and, as a result, the amount we may be required to contribute to such plan in the future may vary. Such cash contributions to the plans will reduce the cash available for our business such as the payment of interest expense on the notes or our other indebtedness.

Blackstone controls us and our Investors may have conflicts of interest with us or our noteholders in the future.

Blackstone controls approximately 86% of BHP PTS Holdings L.L.C., with the other Investors (as defined in Note 11 to the Consolidated Financial Statements) controlling the remainder. By virtue of this controlling interest and BHP PTS Holdings L.L.C.’s ownership of all the outstanding membership interests of our indirect parent company, Phoenix Charter LLC, we are controlled by Blackstone. Blackstone controls us and all of our subsidiaries and is entitled to elect all of our directors, to appoint new management and to approve actions requiring the approval of our stockholder, including approving or rejecting proposed mergers or sales of all or substantially all of our assets, regardless of whether noteholders believe that any such transactions are in their own best interests.

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

Our principal executive offices are located at 14 Schoolhouse Road, Somerset, New Jersey. We also operate manufacturing operations, development centers and sales offices throughout the world. We have twenty-four manufacturing operations on five continents with over four million square feet of manufacturing, lab and related space. Our manufacturing capabilities encompass a full suite of competencies including regulatory, quality assurance and in-house validation at all of the production sites. The following table sets forth our manufacturing and laboratory facilities by area and region:

	Facility Sites	Country	Region	Segment	Total Square Footage	Owned/Leased
1	Kakegawa	Japan	Asia Pacific	Oral Technologies	107,300	Owned
2	Braeside	Australia	Asia Pacific	Oral Technologies	163,100	Owned
3	Beinheim	France	Europe	Oral Technologies	78,100	Owned
4	Eberbach	Germany	Europe	Oral Technologies	370,580	Leased
5	Aprilia	Italy	Europe	Oral Technologies	72,000	Owned
6	Swindon	United Kingdom	Europe	Oral Technologies	164,687	Owned
7	Swindon	United Kingdom	Europe	Oral Technologies	253,314	Owned
8	Somerset, NJ	USA	North America	Oral Technologies	265,000	Owned
9	Winchester, KY	USA	North America	Oral Technologies	120,000	Owned
10	St. Petersburg, FL	USA	North America	Oral Technologies	328,073	Owned
11	Buenos Aires	Argentina	South America	Oral Technologies	265,000	Owned
12	Sorocaba	Brazil	South America	Oral Technologies	88,993	Owned
13	Schorndorf	Germany	Europe	Oral Technologies	166,027	Owned
14	Brussels	Belgium	Europe	Sterile Technologies	313,725	Owned
15	Limoges	France	Europe	Sterile Technologies	179,000	Owned
16	Woodstock, IL	USA	North America	Sterile Technologies	321,665	Owned
17	Philadelphia, PA	USA	North America	Packaging Services	427,908	Owned
18	Corby*	United Kingdom	Europe	Packaging Services	103,000	Owned
19	Woodstock, IL	USA	North America	Packaging Services	100,000	Owned
20	Schorndorf	Germany	Europe	Development & Clinical Services	54,693	Owned
21	Bolton	United Kingdom	Europe	Development & Clinical Services	46,700	Owned
22	Philadelphia, PA	USA	North America	Development & Clinical Services	140,716	Leased/owned
23	Middleton, WI	USA	North America	Development & Clinical Services	43,600	Leased
24	Morrisville, NC	USA	North America	Development & Clinical Services	186,406	Leased

TOTAL					4,359,587

*	The Corby U.K. facility was damaged by a fire in March 2011. Reference is made to Note 14 of the Company’s Consolidated Financial Statements for additional information.

ITEM 3.	LEGAL PROCEEDINGS

Legal Matters

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. Currently, the Company is a named defendant in two hundred and sixty-six pending isotretinoin lawsuits. Plaintiffs allege that they suffer from inflammatory bowel disease and other disorders as a result of their ingestion of Amnesteem. The geographic distribution of these two hundred and sixty-six lawsuits is as follows: one in the U.S. District Court for the Middle District of North Carolina that has been transferred to the Accutane® (Isotretinoin) federal Multi-District Litigation (“Accutane MDL”) in the Middle District of Florida; two in the Court of Common Pleas, Washington County, Pennsylvania; and two hundred and sixty-three in the Superior Court, Atlantic County, New Jersey. The New Jersey cases and several of the other cases have been brought by a consortium of plaintiffs’ law firms, including Seeger Weiss. The following discussion contains more detail about the lawsuits.

Two hundred and sixty-three lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by individual plaintiffs who claim to have ingested Amnesteem, and, in some cases, one or more competing branded generic isotretinoin products, including Sotret® (Ranbaxy) and/or Claravis® (Barr), as well as Accutane (the pioneer isotretinoin product sold by Hoffmann-La Roche). One hundred and two of these cases allegedly involve the use of both Accutane and one or more of the branded generic forms of isotretinoin. Such cases, which include one or more Roche entities as defendants, are filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all Accutane lawsuits pending in New Jersey state courts. The remaining one hundred and sixty-one cases do not involve the use of Accutane, but allegedly involve the use of one or more branded generic isotretinoin products, including Amnesteem. These cases are not part of the Accutane mass tort litigation; these non-mass tort, generics-only cases have been consolidated for discovery purposes but not for trial. All two hundred and sixty-three of the cases pending in New Jersey, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name the pharmaceutical companies whose respective isotretinoin products each plaintiff allegedly ingested.

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

One lawsuit appearing to involve only Amnesteem use was served on the Company in February 2009 and had been pending in the District Court of Bowie County, Texas. This plaintiff ultimately dismissed his Texas lawsuit, shortly after filing a new lawsuit in New Jersey, and this New Jersey lawsuit is included among the above-referenced one hundred and sixty-one consolidated non-mass tort cases.

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

Although expressed in various terms, generally speaking, all two hundred and sixty-six lawsuits set forth some or all of the standard array of product liability claims, including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

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

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock. PTS Intermediate Holdings LLC, which is wholly owned by PTS Holdings Corp., owns 100% of our issued and outstanding common stock. We have not paid cash dividends on our common stock over the past five fiscal years and we do not expect to pay cash dividends in the next twelve months. The agreements governing our indebtedness limit our ability to pay dividends and our ability to obtain funds from certain of our subsidiaries through dividends, loans or advances.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2011 (including the Predecessor and Successor periods as defined below). The selected historical financial data as of and for the predecessor year ended April 9, 2007 and the combined predecessor and successor year ended June 30, 2007 and the successor years ended June 30, 2008 through 2011 were derived from our audited Consolidated Financial Statements. This table should be read in conjunction with the Consolidated Financial Statements and notes thereto.

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

	Predecessor	Successor	Combined (1) Unaudited	Successor	Successor	Successor	Successor
	For the Period July 1, 2006 to April 9, 2007	For the Period April 10, 2007 to June 30, 2007	Year Ended June 30, 2007	Year Ended June 30, 2008	Year Ended June 30, 2009	Year Ended June 30, 2010	Year Ended June 30, 2011
(in millions, except as noted)
Statement of Operations Data:
Net revenue	$1,183.8	$396.8	$1,580.6	$1,714.6	$1,561.6	$1,626.2	$1,640.3
Cost of products sold	905.9	313.5	1,219.4	1,275.1	1,166.6	1,159.9	1,121.8

Gross margin	277.9	83.3	361.2	439.5	395.0	466.3	518.5
Selling, general and administrative expenses	214.5	69.5	284.0	296.6	269.8	297.4	311.2
Impairment charges and (gain)/ loss on sale on assets	(1.3)	(0.2)	(1.5)	316.6	175.8	234.8	3.6
In-process research and development (IPR&D)	—	112.4	112.4	—	—	—	—
Restructuring and other *	21.9	25.5	47.4	23.2	16.4	24.6	14.7
Property and casualty losses	—	—	—	—	—	—	11.6

Operating earnings, income/(loss)	42.8	(123.9)	(81.1)	(196.9)	(67.0)	(90.5)	177.4
Interest expense, net	9.4	44.1	53.5	201.2	181.7	161.0	165.5
Other (income)/expense, net	0.3	—	0.3	144.6	(14.4)	(5.4)	27.3

Earnings/(loss) from continuing operations before income taxes	33.1	(168.0)	(134.9)	(542.7)	(234.3)	(246.1)	(15.4)
Income tax expense/(benefit)	1.2	(19.6)	(18.4)	(82.4)	17.2	21.6	24.1

Earnings/(loss) from continuing operations	31.9	(148.4)	(116.5)	(460.3)	(251.5)	(267.7)	(39.5)
Earnings/(loss) from discontinued operations(2)	(3.1)	(1.2)	(4.3)	(75.9)	(57.2)	(19.3)	(10.6)

Net earnings/(loss)	28.8	(149.6)	(120.8)	(536.2)	(308.7)	(287.0)	(50.1)
Less: Net earnings/(loss) attributable to noncontrolling interest(3)	3.9	0.7	4.6	3.5	(0.6)	2.6	3.9

Net earnings/(loss) attributable to Catalent	$24.9	$(150.3)	$(125.4)	$(539.7)	$(308.1)	$(289.6)	$(54.0)

*	In March 2011 a U.K. based packaging facility was damaged by fire. See Note 14 to the Consolidated Financial Statements for additional information.

	June 30,
	2007	2008	2009	2010	2011
Balance Sheet Data (at period end)
Cash and cash equivalents	$82.7	$72.4	$63.9	$164.0	$205.1
Goodwill	1,421.7	1,291.3	1,082.7	848.9	906.0
Total assets	3,890.3	3,704.3	3,131.8	2,727.4	2,831.2
Long term debt, including current portion and other short term borrowing	2,312.0	2,411.5	2,347.3	2,270.0	2,347.3
Total liabilities	2,973.1	3,112.2	3,051.3	2,990.9	3,041.1
Total shareholder’s equity (deficit)	917.2	592.1	80.6	(263.5)	(209.9)

	Predecessor	Combined Un-audited	Successor	Successor	Successor	Successor	Successor
	For the Period July 1, 2006 to April 9, 2007	For the Period April 10, 2007 to June 30, 2007	Year Ended June 30, 2007	Year Ended June 30, 2008	Year Ended June 30, 2009	Year Ended June 30, 2010	Year Ended June 30, 2011
Other Financial Data:
Capital expenditures	$97.5	$17.4	$114.9	$78.9	$78.2	$73.3	$92.7
Ratio of earnings to fixed charges (4)	3.1x	—	—	—	—	—	—

Net cash provided by (used in) continuing operations:
Operating activities	178.3	67.8	246.1	85.9	65.2	237.4	114.7
Investing activities	(78.7)	(3,303.6)	(3,382.3)	78.4)	(76.2)	(72.0)	(88.5)
Financing activities	(208.3)	3,289.9	3,081.6	(20.3)	7.2	(56.7)	(26.1)
Net cash provided by (used in) discontinued operations	(16.3)	2.0	(14.3)	(9.6)	2.9	1.7	23.1
Effect of foreign currency on cash	13.9	4.1	18.0	12.1	(7.6)	(10.3)	17.9

(1)	The combined results of the Successor and the Predecessor are not necessarily comparable due to the change in the basis of accounting resulting from Blackstone’s acquisition and the change in the capital structure, which primarily impact depreciation and amortization expense, in-process research and development, gross margin, selling, general and administrative expenses and interest expense. While the presentation of the fiscal 2007 results on this combined basis does not comply with U.S. GAAP, management believes that this provides useful information to assess the relative performance of the businesses in all periods presented in the financial statements. The combined results are un-audited.
(2)	Loss from discontinued operations, net of tax provision/ (benefit) of $(2.7) million for the period July 1, 2006 to April 9, 2007, $(2.1) million for the period April 10, 2007 to June 30, 2007, $(4.8) million in fiscal 2007 on a combined basis, $(2.5) million for fiscal 2008, $3.8 million for fiscal 2009, $(0.1) million for fiscal year 2010 and $0.5 million for fiscal year 2011.
(3)	Noncontrolling interest, net of tax expense/(benefit) of $(3.2) million for the period July 1, 2006 to April 9, 2007, $(0.5) million for the period April 10, 2007 to June 30, 2007, $(3.7) million in fiscal 2007 on a combined basis, $(0.3) million for the fiscal 2008, $(0.1) million for fiscal 2009, $(0.4) million for fiscal year 2010 and $(1.0) million for fiscal year 2011.
(4)	The ratio of earnings to fixed charges is calculated by dividing the sum of earnings (loss) from continuing operations before income taxes, equity in earnings (loss) from non-consolidated investments and fixed charges, by fixed charges. Fixed charges consist of interest expenses, capitalized interest and imputed interest on our leased obligations. For the period April 10, 2007 to June 30, 2007 and year ended June 30, 2007 on a combined basis and fiscal years 2008, 2009, 2010 and 2011, earnings were insufficient to cover fixed charges by $167.7 million, $134.6 million, $540.2 million, $231.8 million, $245.0 and $14.0 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are the leading provider of development solutions and advanced delivery technologies for the global pharmaceutical, biotechnology and consumer health industry. Through our extensive capabilities and deep expertise in product development, we help our customers bring more products to market, faster. Our advanced delivery technologies, the broadest and most diverse range of formulation, dose form, manufacturing expertise and intellectual property available to the industry, enable our customers to bring more products and better treatments to the market. Across both development and delivery, our unwavering commitment to reliably supply our customers’ needs serves as the foundation for the value we provide. We operate through four businesses: Development & Clinical Services, Softgel Technologies, Modified Release Technologies, and Medication Delivery Solutions. We believe that through our prior and ongoing investments in growth capacity and capabilities, our ongoing focus on Lean Six Sigma and compliance, our innovation activities, the sales of existing customer products, and the introduction of new customer products, we will continue to benefit from attractive margins and realize the growth potential in these areas.

For financial reporting purposes, we present four distinct financial reporting segments based on criteria established by U.S. GAAP: Development & Clinical Services, Oral Technologies, Sterile Technologies, and Packaging Services. The Oral Technologies segment includes the Softgel Technologies and Modified Release Technologies businesses. The Medication Delivery Solutions business is comprised of the Sterile Technologies and Packaging Services reporting segments.

•

Development & Clinical Services. We provide manufacturing, packaging, storage and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes dose form manufacturing or over-encapsulation where needed supplying, placebos, comparator drug procurement, clinical packages and kits for physicians and patients, inventory management, investigator kit ordering and fulfillment, and return supply reconciliation and reporting. We support global trials through our facilities and distribution network. We also offer analytical chemical and cell-based testing and scientific services, respiratory products formulation and manufacturing, regulatory consulting, and biologics proprietary expression technology and product development. We have five facilities, including three in North America and two in Europe. Our Development & Clinical Services segment represented approximately 10.5% of total net revenue for fiscal 2011 on a combined basis before inter-segment eliminations.

•

Oral Technologies. We provide advanced oral delivery technologies including, formulation, development and manufacturing services for most of the major oral dose forms on the market today. Our advanced oral drug delivery technologies are used in many well-known customer products and include proprietary delivery technologies for drugs and consumer health products. We also provide formulation, development and manufacturing for conventional oral dose forms, including controlled release formulations, as well as immediate release tablets and capsules. Certain facilities also provide on-site primary packaging services. There are twelve Oral Technologies facilities in nine countries, including three in North America, five in Europe, two in South America and two in the Asia-Pacific region. Our Oral Technologies segment represented approximately 67% of total net revenue for fiscal 2011 on a combined basis before inter-segment eliminations.

•

Sterile Technologies. Sterile drugs may be injected, inhaled, or applied to the eye, ear, or other areas, and we offer both proprietary and traditional dose forms necessary for these separate routes of administration. For injectable drugs, we provide formulation and development for injectables. We also fill drugs or biologics into pre-filled syringes, bags and other sterile delivery formats. For respiratory, ophthalmic and other routes of administration, our blow-fill-seal technology provides integrated dose form creation and filling of sterile liquids in a single process, which offers cost and quality benefits for our customers. The complexity of aseptic manufacturing, high start-up capital requirements, long lead time and stringent regulatory requirements serve as significant barriers to market entry. We have three Sterile Technologies manufacturing facilities, including one in North America and two in Europe. Our Sterile Technologies segment represented approximately 13% of total net revenue for fiscal 2011 on a combined basis before inter-segment eliminations.

•

Packaging Services. We provide both traditional and specialty packaging services for pharmaceuticals, biologics, consumer health and veterinary products, both on a standalone basis and as part of integrated supply-chain solutions that span both manufacturing and packaging. Our Packaging Services segment offers packaging into blisters, bottles, pouches and unit doses, specialty vial or syringe labeling and kitting for injectables, adherence-enhancing, cold-chain and other specialty packaging. We operate through a network of two Packaging Services facilities in North America and one in the United Kingdom. Our Packaging Services segment represented approximately 9.5% of total net revenue for fiscal 2011 on a combined basis before inter-segment eliminations.

Recent Developments

On August 22, 2011, the Company announced that the Company and Aptuit, LLC, a Delaware limited liability company (“Aptuit”), had entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) dated as of August 19, 2011. Pursuant to the terms and subject to the conditions of the Stock Purchase Agreement, the Company will acquire Aptuit’s Clinical Trial Supplies business (the “CTS Business”) by purchasing all of the outstanding shares of capital stock of Aptuit Holdings, Inc. (“Holdings”), a wholly-owned subsidiary of Aptuit, for cash consideration of $410 million on a cash and debt free basis.

The purchase price is subject to possible upward or downward adjustment based on certain provisions in the Stock Purchase Agreement relating to working capital and indebtedness. In addition, the purchase price is subject to possible downward adjustment based on certain provisions in the Stock Purchase Agreement relating to earnings before interest, taxes, depreciation and amortization of the CTS Business’s facilities.

The acquisition is conditioned upon the consummation of a restructuring by Aptuit, whereby Aptuit will transfer non-CTS Business assets and liabilities from Holdings and its subsidiaries to Aptuit and its subsidiaries, such that after the restructuring Holdings and its subsidiaries will solely hold and operate the CTS Business. The completion of the Acquisition is also subject to customary conditions, including expiration of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, and certain anti-competition filings in foreign jurisdictions; no injunctions or illegality, and no material adverse effect with respect to the CTS Business having occurred. The acquisition is not subject to any financing condition and is expected to close by the end of calendar year 2011.

The Company concluded during the third fiscal quarter ended March 31, 2011 that its printed components facilities qualified as a component entity, the operations of which were classified as held for sale and reported as discontinued operations. Accordingly, all current and prior period financial information has been reclassified within the financial statements to discontinued operations captions within the statements of operations and cash flow. The printed components entity was previously reported in the Company’s Packaging Services segment. The Company completed the sale of its printed component operations in April 2011.

On March 24, 2011, a Packaging Services manufacturing operation located in Corby, United Kingdom was damaged by a fire. All employees and contractors on site were safely evacuated with no injuries reported. The Company recorded expense for inventory that was damaged and additional costs associated with transition activities in the income statement line item Property and casualty losses within continuing operations. For the year ended June 30, 2011, the Company recorded $11.3 million of expense, net of insurance recoveries, to operating expense. The Company has comprehensive insurance coverage which covers business interruption and property damage. For the year ended June 30, 2011, the Company recognized business interruption insurance proceeds related to lost profits of $1.9 million. Future impairment charges, capital expenditures and non-recurring expenses may be required in subsequent periods as more information becomes available and the Company finalizes and executes on its strategic plans in response to the losses. Although the Company expects insurance proceeds to eventually cover a substantial portion of losses related to the fire, generally accepted accounting principles require the Company to record a charge to income with respect to the affected assets. While the Company is working diligently with its insurance providers, no determination has been made as to the total amount of the associated charges or timing of the receipt of insurance proceeds.

Critical Accounting Policies and Estimates

The following disclosure is provided to supplement the descriptions of Company’s accounting policies contained in Note 1 to the Consolidated Financial Statements in regard to significant areas of judgment. Management was required to make certain estimates and assumptions during the preparation of its Consolidated Financial Statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the Consolidated Financial Statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our Consolidated Financial Statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.

Revenues and Expenses

Net Revenue

We sell products and services directly to our pharmaceutical, biotechnology and consumer health customers. The majority of our business is conducted through supply or development agreements. Revenue is recognized net of sales returns and allowances. The majority of our manufacturing and packaging revenue is charged on a price-per-unit basis and is recognized either upon shipment or delivery of the product. Revenue generated from research and development arrangements are generally priced by project and are recognized either upon completion of the required service or achievement of a specified project phase or milestone.

Our overall net revenue is generally impacted by the following factors:

•	Fluctuations in overall economic activity within the geographic markets in which we operate;

•

Sales trends for our customers’ products, the level of competition they experience, the levels of their outsourcing, and the impact of regulation and healthcare reimbursement upon their products and the timing and uptake of their product launches;

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

Direct expenses incurred by a segment are included in that segment’s results. Shared sales and marketing, information technology services and general administrative costs are allocated to each segment based upon the specific activity being performed for each segment or are charged on the basis of the segment’s respective revenues or other applicable measurement. Certain corporate expenses are not allocated to the segments. We do not allocate the following costs to the segments:

•	Impairment charges; and (gain)/loss on sale of assets;

•	Equity compensation;

•	Restructuring expenses and other special items;

•	Sponsor advisory fee

•	Noncontrolling interest; and

•	Other income/(expense), net.

Our operating expenses are generally impacted by the following factors:

•	The utilization rate of our facilities: as our utilization rate increases, we achieve greater economies of scale as fixed manufacturing costs are spread over a larger number of units produced;

•

Production volumes: as volumes change, the level of resources employed also fluctuate, including raw materials, component costs, employment costs and other related expenses, and our utilization rate may also be affected;

•	The mix of different products or services that we sell;

•	The cost of raw materials, components and general expense;

•	Implementation of cost control measures and our ability to effect cost savings through our Operational Excellence, Lean Manufacturing and Lean Six Sigma program;

•	Fluctuations in exchange rates between foreign currencies, in which a substantial portion of our revenues and expenses are denominated, and the U.S. dollar.

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

If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on fair value, which we derive either by the estimated cash flows expected to result from the use of the asset and its eventual disposition or on assumptions we believe marketplace participants would utilize and comparable marketplace information in similar arms length transactions. We then compare weighted values to the asset’s carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over its estimated fair value. Significant estimates and judgments are required when estimating such fair values. If it is determined that these assets are impaired, an impairment charge would be recorded and the amount could be material. During fiscal 2008 through 2011, we recorded asset impairment charges relating to property and equipment as well as other definite-lived intangible assets. See Note 4 to the audited Consolidated Financial Statements for further discussion.

Goodwill

The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with Accounting Standard Codification (“ASC”) 350-Goodwill- Intangible and Other Assets. Under ASC 350, purchased goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily customer relationships and patents and trademarks, continue to be amortized over their useful lives. Goodwill and other indefinite-lived intangible assets are tested for impairment and written down to fair value, in accordance with ASC 350. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize and comparative market information. The Company’s impairment analysis is partially based on a discounted cash flow analysis and incorporates assumptions that it believes marketplace participants would utilize. The discount rate used for impairment testing is based on the risk-free rate plus an adjustment for market and company-specific risk factors. The use of alternative estimates or adjusting the discount rate used could affect the estimated fair value of the assets and potentially result in more or less impairment. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company performs its annual impairment as of April 1 each year. See Note 3 to the Consolidated Financial Statements for further discussion.

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

Derivative Instruments and Hedging Activities

As required by ASC 815 Derivatives and Hedging, (ASC 815) the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under ASC 815.

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

Income Taxes

In accordance with the provisions of ASC 740 Income Taxes, (ASC 740 the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes are not provided on the undistributed earnings of subsidiaries outside of the U.S. when it is expected that these earnings are permanently reinvested. The Company has not made any provision for U.S. income taxes on the undistributed earnings of foreign subsidiaries as those earnings are considered permanently reinvested in the operations of those foreign subsidiaries.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Elements of this standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of June 30, 2010, the Company had a total of $39.0 million of unrecognized tax benefits, including accrued interest as applicable.

Critical and New Accounting Pronouncements

Refer to Note 1 to the Consolidated Financial Statements for a description of critical accounting policies and recent accounting pronouncements.

Trends Affecting Our Business

We participate in the market for development solutions and advanced delivery technologies for drugs, biologics, and consumer health products. We estimate this size of this market to be approximately $15 billion currently, and expect key current and future trends to both sustain and drive additional growth for this market.

Recent strengthening in early stage development pipelines for drugs and biologics, compounded by increasing clinical trial breadth and complexity, sustain our belief in the attractive growth prospects for development solutions. Large companies are in many cases reconfiguring their R&D resources, increasingly involving appointment of strategic partners for key outsourced functions. Additionally, an increasing portion of compounds in development are from companies who less frequently have full R&D infrastructure, and thus are more likely to need strategic development solutions partners.

Aging population demographics in developed countries, combined with health care reforms in many global markets which are expanding access to treatments to a greater proportion of their populations, will continue to drive strong increases in demand for both prescription and consumer health product volumes. Increasing economic affluence in key developing regions will further increase demand for health care treatments, and we are taking active steps to ensure we participate effectively in these key growth regions and product categories.

Finally, we believe reimbursement pressures, supply chain complexity, and the increasing range of treatment options will continue to escalate the need for product differentiation, improved outcomes and treatment cost reduction, all of which can often be addressed using our advanced delivery technologies.

Results of Operations

Use of EBITDA from continuing operations and Adjusted EBITDA

Management measures operating performance based on consolidated earnings from continuing operations before interest expense, expense/ (benefit) for income taxes and depreciation and amortization and is adjusted for the income or loss attributable to noncontrolling interest (“EBITDA from continuing operations”). EBITDA from continuing operations is not defined under US U.S. GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP and is subject to important limitations.

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

Under the indentures governing the notes, the Company’s ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indentures). Adjusted EBITDA is based on the definitions in the Company’s indentures, is not defined under U.S. GAAP, and is subject to important limitations. We have included the calculations of Adjusted EBITDA for the periods presented. Adjusted EBITDA is the covenant compliance measure used in certain covenants under the indentures governing the notes, particularly those governing debt incurrence and restricted payments. Because not all companies use identical calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

The most directly comparable GAAP measure to EBITDA from continuing operations and Adjusted EBITDA is earnings/ (loss) from continuing operations. Included in this report is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations and to Adjusted EBITDA.

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

Fiscal Year Ended June 30, 2011 compared to Fiscal Year Ended June 30, 2010

Results for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010 are as follows:

	Fiscal Year Ended 2011	Fiscal Year Ended 2010	Increase/Decrease
(in millions)			Change $	Change %
Net revenue	$1,640.3	$1,626.2	$14.1	1%
Cost of products sold	1,121.8	1,159.9	(38.1)	-3%

Gross margin	518.5	466.3	52.2	11%
Selling, general and administrative expenses	311.2	297.4	13.8	5%
Impairment charges and (gain)/loss on sale of assets	3.6	234.8	(231.2)	-98%
Restructuring and other	14.7	24.6	(9.9)	-40%
Property and casualty loss	11.6	—	11.6	*

Operating earnings, income/(loss)	177.4	(90.5)	267.9	*
Interest expense, net	165.5	161.0	4.5	3%
Other (income) expense, net	27.3	(5.4)	32.7	*

Earnings/(loss) from continuing operations before income taxes	(15.4)	(246.1)	230.7	94%
Income tax expense/(benefit)	24.1	21.6	2.5	12%

Earnings/(loss) from continuing operations	(39.5)	(267.7)	228.2	85%
Earnings/(loss) from discontinued operations	(10.6)	(19.3)	8.7	45%

Net earnings/(loss)	(50.1)	(287.0)	236.9	83%
Net earnings/(loss) attributable to noncontrolling interest	3.9	2.6	1.3	*

Net earnings/(loss) attributable to Catalent	$(54.0)	$(289.6)	$235.6	81%

*	Percentage not meaningful

Net Revenue

Net revenue increased $14.1 million, or 1%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted revenue by less than 1%, or $6.0 million. Excluding the impact of foreign exchange, net revenue increased by $8.1 million, or 0.5%, during the fiscal year 2011. The increase was primarily due to increased demand within the Oral Technologies and Development & Clinical Services segments, partially offset by decreases within Packaging Services. The Oral Technologies increase was a result of stronger demand for prescription and consumer health softgels within multiple geographies, as well as an increase for controlled release products within North America and Europe, partially offset decreased market demand for customer products using the Zydis® technology realized in the first half of the year. The Development & Clinical Services volume increase was primarily related to strong demand for biologic and clinical services within North America and Europe. Within the Packaging Services segment, the decrease in revenue was driven by reduced demand for commercial packaging services, partially attributable to non-recurring H1N1 flu related volumes that the Company realized in the prior fiscal year as a result of the H1N1 pandemic, as well as due to continued customer in-sourcing for certain products. The Sterile Technologies segment was modestly ahead of the prior fiscal year due to strong demand within one of our European injectable facilities.

Gross Margin

Gross margin increased $52.2 million, or 11%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted gross margin by less than 1%, or $1.6 million. Excluding the impact of foreign exchange, gross margin increased by $50.6 million, or 11%, primarily due to favorable product mix related to the revenue increases within the Oral Technologies segment, as well as the increased demand for biologic and clinical services within the Development and Clinical Services segment. Improved productivity and fixed manufacturing cost management within our segments also contributed to the margin expansion.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by 5%, or $13.8 million, compared to the 2010 fiscal year and was not materially impacted by foreign exchange translation. The increase from the prior fiscal year is primarily related to an increase in research and development spending within our segments and investments in expanding our sales and marketing function across our global network.

Impairment charges and (gain)/loss on sale of assets

In fiscal year 2011 we recorded an impairment charge related to property, plant and equipment of approximately $3.6 million, net of any gains on sale of equipment, in conjunction with the Company’s routine review of its long-lived asset portfolio. During fiscal year 2011, no goodwill or intangible asset impairment charges were recorded.

During fiscal year 2010, the Company concluded that goodwill impairment indicators existed in the Sterile Technologies and Packaging Services reporting units and recorded a non-cash goodwill impairment charge of $158.3 million and $24.4 million, respectively. Also in fiscal year 2010, the Company completed its review of the impairment of other definite-lived intangible assets under ASC 350 and recorded non-cash impairment charges of $7.7 million and $15.8 million within the Packaging Services and Sterile Technologies reporting units, respectively. Lastly, in fiscal year 2010, the Company completed the required review of long-lived assets under ASC 360 within these same segments and recorded $21.4 million and $3.1 million of impairment charges within the Packaging Services and Sterile Technologies segments, respectively, related to property, plant and equipment.

Impairment charges are recorded within the Consolidated Statements of Operations as impairment charges and gain/ (loss) on sale of assets.

Restructuring and Other

Restructuring and other charges of $14.7 million for fiscal year 2011 decreased $9.9 million compared to the prior fiscal year. The charges for fiscal year ended June 30, 2011 included asset impairment and real estate charges related to facility consolidations announced in prior periods, employee related charges resulting from organizational changes and workforce reductions to adjust the capacity of our workforce within our business units. During fiscal year 2010, restructuring and special charges of $24.6 million were primarily related to asset impairments of facilities expected to be consolidated and additional costs associated with real estate exited in a prior period.

Interest Expense, net

Interest expense, net of $165.5 million for the fiscal year ended June 30, 2011 increased $4.5 million, primarily driven by the higher average foreign exchange rates compared to the fiscal period ended June 30, 2010 and the full year impact interest expense associated with our senior toggle notes as compared to a partial year impact in the prior year.

Other (Income)/Expense, net

Other expense, net increased by $32.7 million for the fiscal year ended June 30, 2011 compared to the same period of the prior fiscal year. This fluctuation primarily resulted from recording non-cash unrealized foreign currency transaction losses of $13.2 million during the fiscal year 2011 compared with $28.4 million of non-cash unrealized foreign currency transaction gains in the comparable prior year period. In addition, Euro hedge losses recorded in the prior year period totaled $3.3 million as compared to $0.2 million gain during the fiscal period ended June 30, 2011 due to the designation of the financial instrument for hedge accounting purposes effective October 1, 2010. These amounts were offset by a decrease in realized foreign currency losses of approximately $5.5 million associated with inter-company loan activity.

Income Tax Expense/(Benefit)

The income tax provision/(benefit) rate relative to earnings/(loss) before income taxes, minority interest and discontinued operations was 156.3% and 8.78% in fiscal 2011 and 2010, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences (including goodwill impairment), restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate reflects benefits derived from operations outside the

United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%. Our fiscal 2011 provision for income taxes was $24.1 million, relative to losses before income taxes of ($15.4) million, and resulted in an effective tax rate of 156.3%. Our fiscal 2010 provision for income taxes was $21.6 million and relative to losses before income taxes of ($246.1) million resulted in an effective tax rate of 8.78%.

Segment Review

The Company’s results on a segment basis for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010 are as follows:

	Fiscal Year Ended 2011	Fiscal Year Ended 2010	Increase/(Decrease)
(in millions)			$	%
Oral Technologies
Net revenue	$1,114.4	$1,067.9	46.5	4%
Segment EBITDA	299.5	265.8	33.7	13%
Sterile Technologies
Net revenue	219.8	218.9	0.9	*
Segment EBITDA	31.0	26.8	4.2	16%
Packaging Services
Net revenue	157.2	203.4	(46.2)	-23%
Segment EBITDA	5.0	11.9	(6.9)	-58%
Development and Clinical Services
Net revenue	175.3	160.0	15.3	10%
Segment EBITDA	34.0	27.2	6.8	25%
Inter-segment revenue elimination	(26.4)	(24.0)	2.4	10%
Unallocated costs (1)	(103.8)	(295.7)	(191.9)	-65%
Combined Total
Net revenue	1,640.3	1,626.2	14.1	1%
EBITDA from continuing operations	$265.7	$36.0	229.7	*

*	Percentage not meaningful
(1)	Unallocated costs includes special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Fiscal Year Ended 2011	Fiscal Year Ended 2010
Impairment charges and gain/(loss) on sale of assets	$(3.6)	$(234.8)
Equity compensation	(3.9)	(2.6)
Restructuring and other special items	(27.0)	(36.3)
Property and casualty losses	(11.6)	—
Sponsor advisory fee	(10.6)	(10.0)
Noncontrolling interest, net	(3.9)	(2.6)
Other income/(expense), net	(27.3)	5.4
Non-allocated corporate costs, net	(15.9)	(14.8)

Total unallocated costs	$(103.8)	$(295.7)

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA:

(in millions)	Fiscal Year Ended 2011	Fiscal Year, Ended 2010
Earnings/(loss) from continuing operations	$(39.5)	$(267.7)
Depreciation and amortization	119.5	123.7
Interest expense, net	165.5	161.0
Income tax expense (benefit)	24.1	21.6
Noncontrolling interest	(3.9)	(2.6)

EBITDA from continuing operations	$265.7	$36.0

Oral Technologies segment

Net revenues increased by 4%, or $46.5 million, compared to the same period a year ago. The weaker U.S. dollar positively impacted the segment’s revenue by 1%, or $10.2 million. Excluding the impact of foreign exchange rates, net revenues increased by 3%, or $36.3 million. This increase was primarily driven by sales increases within the segment’s controlled release, prescription and consumer health softgel offerings, partially offset by declines for demand of our customer’s products which utilize our Zydis technology platform.

Segment EBITDA increased by 13%, or $33.7 million. Oral Technologies’ EBITDA was favorably impacted by foreign exchange rate movements by 1%, or $2.6 million. Excluding the impact of foreign exchange rates, the increase was $31.1 million, or 12%, which was primarily related to the previously mentioned sales volume increases as well as favorable product mix and improved productivity and fixed manufacturing cost management.

Sterile Technologies segment

Net revenues were relatively flat compared to the prior fiscal year. The stronger U.S. dollar negatively impacted Sterile Technologies’ revenue by approximately 1%, or $2.8 million. Excluding the impact of foreign exchange rates, net revenues increased 1%, or $3.6 million, which was primarily driven by an increased demand for non-flu pre-filled syringes products within one of our European injectable facilities.

Segment EBITDA increased by 16%, or $4.2 million. The stronger U.S. dollar negatively impacted Sterile Technologies’ EBITDA growth by approximately 2%, or $0.6 million. Excluding the impact of foreign exchange rates, the $4.8 million, or 18%, increase was primarily due to increased demand for non-flu pre-filled syringe products within one of the Company’s European injectable facilities, as discussed above, as well as favorable product mix and manufacturing efficiency improvements within the Company’s blow-fill-seal operation.

Packaging Services segment

Net revenues decreased by 23%, or $46.2 million. Foreign exchange rates had an immaterial impact on the segment’s results. The decline in net revenues was primarily related to lower demand within the Company’s North American packaging facilities, partially attributable to non-recurring H1N1 flu related volumes that the Company realized in the prior fiscal year as a result of the H1N1 pandemic, as well as due to continued customer in-sourcing. In addition, the fire in our UK-based packaging operation that took place in the third quarter of fiscal 2011 also contributed to the year-over-year revenue decline but did not have a material impact on the overall profitability of the segment.

Segment EBITDA decreased 58%, or $6.9 million, primarily due to the revenue declines discussed above, which were partially related to the non-recurring H1N1 flu volumes realized in the prior fiscal year. These volume related declines were partially offset by fixed manufacturing cost savings enacted to align the facilities with current volumes. The Packaging Services segment’s EBITDA was immaterially impacted by foreign exchange rates.

Development and Clinical Services segment

Net revenues increased by 10%, or $15.3 million. Foreign exchange rates had an immaterial impact on the segment’s results. The increase was primarily related to strong demand for biologic and clinical services within North America and Europe. The company’s analytical science services business was modestly ahead of the prior fiscal year.

Segment EBITDA increased by 25%, or $6.8 million, primarily due to the previously mentioned stronger demand within the company’s clinical services and biologics offerings, as well as the implementation of fixed manufacturing cost saving efficiencies across many of the segment’s facilities. The segment’s EBITDA was immaterially impacted by foreign exchange rates.

Fiscal Year Ended June 30, 2010 compared to Fiscal Year Ended June 30, 2009

Results for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009 are as follows:

	Fiscal Year Ended 2010	Fiscal Year Ended 2009	Increase/Decrease
(in millions)			Change $	Change %

Net revenue	$1,626.2	$1,561.6	$64.6	4%
Cost of products sold	1,159.9	1,166.6	(6.7)	-1%

Gross margin	466.3	395.0	71.3	18%
Selling, general and administrative expenses	297.4	269.8	27.6	10%
Impairment charges and (gain)/loss on sale of assets	234.8	175.8	59.0	34%
Restructuring and other	24.6	16.4	8.2	50%

Operating earnings, income/(loss)	(90.5)	(67.0)	(23.5)	-35%
Interest expense, net	161.0	181.7	(20.7)	-11%
Other (income)/expense, net	(5.4)	(14.4)	9.0	63%

Earnings/(loss) from continuing operations before income taxes	(246.1)	(243.3)	(11.8)	-5%
Income tax expense/(benefit)	21.6	17.2	4.4	26%

Earnings /(loss) from continuing operations	(267.7)	(251.5)	(16.2)	-6%
Earnings/loss from discontinued operations	(19.3)	(57.2)	37.9	66%

Net earnings/(loss)	(287.0)	(308.7)	21.7	7%
Net earnings/(loss) attributable to noncontrolling interest	2.6	(0.6)	3.2	*

Net earnings/(loss) attributable to Catalent	$(289.6)	$(308.1)	$18.5	6%

*	Percentage not meaningful

Net Revenue

Net revenue increased $64.6 million, or 4%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted the Company’s revenue by 1%, or $14.7 million. Excluding the impact of foreign exchange, net revenue increased by $49.8 million, or 3%, during the fiscal year ended June 30, 2010, primarily due to an increase in demand within the Company’s Oral Technologies, Sterile Technologies and Development and Clinical Services segments. Within Oral Technologies, the increase was primarily driven by sales increases within the Company’s controlled release, prescription softgel and Zydis offerings. Within Sterile Technologies, the increase was primarily driven by an increased demand for seasonal flu vaccines and the non-recurring H1N1 flu related volumes realized in fiscal 2010, as well as increase in non-flu pre-filled syringe volumes within the Company’s European facilities. Development and Clinical Services increased due to an increased demand for clinical services within the Company’s European facilities.

Gross Margin

Gross margin increased $71.3 million, or 18%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted the Company’s gross margin by 1%, or $1.9 million. The increase in gross margin was primarily due to the revenue increases within the Company’s Oral Technologies and Development and Clinical Services segments as discussed above, as well as manufacturing indirect cost savings across all reporting segments.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by approximately 10%, or $27.6 million, compared to the comparable period of fiscal 2009. The weaker U.S. dollar increased the Company’s selling, general and administrative expenses by 1%, or $1.4 million, compared to the prior fiscal year. Excluding the impact of foreign exchange, selling, general and administrative expenses increased $26.2 million, as compared to the same period a year ago, primarily due to an increase in R&D spending within the Company’s segments and incentive-based variable employee related costs.

Impairment Charges and (Gain)/Loss on Sale of Assets

During fiscal year 2010, we completed goodwill impairment assessments in accordance with ASC 350 Intangibles – Goodwill and Other (ASC 350). These analyses were comprised of estimating the fair values of each of the Company’s reporting units by using weighted average present value of future cash flows and other market factors and then comparing those fair values to their related carrying amounts. These evaluations resulted in non-cash goodwill impairment charges of $182.7 million as a result of the implied fair value being less than the carrying value of its goodwill. In conjunction with the goodwill impairments identified, the Company completed a review for impairment of other definite-lived intangible assets for recoverability and recorded a non-cash charge of $23.5 million relating to impairment of customer relationship intangible assets. Also, in fiscal year 2010, the Company completed the required review of long-lived assets under ASC 360 Property, Plant and Equipment (ASC 360). The Company tested for recoverability and performed an evaluation of long-lived assets for impairment, which resulted in a $24.5 million non-cash impairment charge. In addition, we recorded a loss on the sale of assets amounting to $4.1 million.

In fiscal year 2009, the Company completed goodwill impairment assessments under ASC 350. These analyses were comprised of estimating the fair values of each of the Company’s reporting units by using the expected present value of future cash flows and other market factors and then comparing those fair values to their related carrying amounts. These evaluations resulted in non-cash charges to goodwill impairment of $92.1 million as a result of the implied fair value being less than the carrying value of its goodwill. In conjunction with the goodwill impairments identified, the Company completed reviews of the impairment of other definite-lived intangible assets for recoverability and recorded a non-cash charge of $40.9 million relating to customer relationship intangible assets. Also in fiscal year 2009, the Company completed the required review of long-lived assets under ASC 360 to test for recoverability and recorded a non-cash charge of $40.9 million. In addition, during fiscal year 2009 we recorded a loss on the sale of assets amounting to $1.9 million.

Impairment charges are recorded within the Consolidated Statements of Operations as impairment charges and gain/ (loss) on sale of assets.

Restructuring and Other Special Items

Restructuring and other special items charges of $24.6 million for the fiscal year ended June 30, 2010 increased $8.2 million as compared to the same period from a year ago. The fiscal 2010 charges were primarily related to asset impairments of facilities expected to be consolidated and additional costs associated with real estate exited in a prior period.

Interest Expense, net

Interest expense, net decreased by $20.7 million for the fiscal year ended June 30, 2010 compared to the same period ended June 30, 2009, primarily due to a lower interest rate on the un-hedged portion of the Company’s floating-rate term loans.

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

Income Tax Expense/(Benefit)

The income tax provision/ (benefit) rate relative to earnings/ (loss) before income taxes, minority interest and discontinued operations was 8.78% and 6.54% in fiscal 2010 and 2009, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences (including goodwill impairment), restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%. Our fiscal 2010 provision for income taxes was $21.6 million and relative to losses before income taxes of $(246.1) million, resulted in an effective tax rate of 8.78%. Our fiscal 2009 provision for income taxes was $16.8 million and relative to losses before income taxes of $(234.3) million resulted in an effective tax rate of 7.17%.

Segment Review

Our results on a segment basis for the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009.

			Increase/(Decrease)
	Fiscal Year Ended 2010	Fiscal Year Ended 2009
(in millions)			$	%
Oral Technologies
Net revenue	$1,067.9	$1,005.7	$62.2	6%
Segment EBITDA	265.8	225.0	40.8	18%
Sterile Technologies
Net revenue	218.9	213.7	5.2	2%
Segment EBITDA	26.8	25.3	1.5	6%
Packaging Services
Net revenue	203.4	217.6	(14.2)	-7%
Segment EBITDA	11.9	0.4	11.5	*
Development and Clinical Services
Net revenue	160.0	155.4	4.6	3%
Segment EBITDA	27.2	13.7	13.5	99%
Inter-segment revenue elimination
Unallocated costs(1)	(24.0)	(30.8)	-6.8	-22%
Combined Total	(295.7)	(183.5)	(112.2)	-61%
Net revenue	1,626.2	1,561.6	64.6	4%
EBITDA from continuing operations	$36.0	$80.9	$(44.9)	-56%

*	Percentage not meaningful
(1)	Unallocated costs includes special items, equity-based compensation, impairment charges, certain other Corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Fiscal Year Ended 2010	Fiscal Year Ended 2009
Impairment charges and (gain)/loss on sale of assets	$(234.8)	$(175.8)
Equity compensation	(2.6)	0.3
Restructuring and other special items	(36.3)	(21.1)
Sponsor advisory fee	(10.0)	(10.0)
Noncontrolling interest, net	(2.6)	0.6
Other expense, net	5.4	14.4
Non-allocated corporate costs, net	(14.8)	8.1

Total unallocated costs	$(295.7)	$(183.5)

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA:

(in millions)	Fiscal Year Ended 2010	Fiscal Year Ended 2009
Earnings/(loss) from continuing operations	$(267.7)	$(251.5)
Depreciation and amortization	123.7	132.9
Interest expense, net	161.0	181.7
Income tax expense (benefit)	21.6	17.2
Noncontrolling interest	(2.6)	0.6

EBITDA from continuing operations	$36.0	$80.9

Oral Technologies segment

Net revenues increased by 6%, or $62.2 million, compared to the same period a year ago. The weaker U.S. dollar positively impacted the segment’s revenue by 1%, or $13.2 million. Excluding the impact of foreign exchange rates, net revenues increased by 5%, or $49.0 million. This increase was primarily driven by sales increases within the Company’s controlled release, prescription softgel and Zydis offerings.

Segment EBITDA increased by 18%, or $40.8 million. Oral Technologies’ EBITDA was immaterially impacted by foreign exchange. Excluding the impact of foreign exchange rates, the increase was $39.9 million, which was primarily related to the previously mentioned sales volume increases and improved capacity utilization for Zydis and other operations.

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

Segment EBITDA increased by 6%, or $1.5 million. The weaker U.S. dollar positively impacted Sterile Technologies’ EBITDA growth by approximately 4%, or $0.9 million. Excluding the impact of foreign exchange rates, the $0.6 million, or 2%, increase was primarily due to an increased demand for seasonal and H1N1 flu vaccines, as well as increase in non-flu pre-filled syringe volumes within the Company’s European facilities, as discussed above, partially offset by manufacturing inefficiencies within the Company’s blow-fill-seal operation.

Packaging Services segment

Net revenues decreased by 7%, or $14.2 million. Foreign exchange rates had an immaterial impact on the segment’s results. Excluding the impact of foreign exchange rates, net revenues declined $13.5 million primarily related to lower demand within the Company’s North American packaging facilities, driven by a reduction in customer volumes resulting from lower end market demand.

Segment EBITDA increased by $11.5 million, primarily due to significant manufacturing indirect cost savings implemented to align the cost structure with current volumes, partially offset by lower market demand within several of the Company’s packaging facilities. The Packaging Services segment’s EBITDA was immaterially impacted by foreign exchange rates.

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

Segment EBITDA increased by 99%, or $13.5 million, primarily due to the previously mentioned stronger demand within the Company’s European clinical services facilities and domestic analytical science services facilities, as well as the implementation of manufacturing indirect and selling, general and administrative cost saving efficiencies across most of the Company’s Development and Clinical Services facilities. The segment’s EBITDA was immaterially impacted by foreign exchange rates.

Liquidity and Capital Resources

Sources and Use of Cash

The Company’s principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of June 30, 2011, the Company’s financing needs were supported by a $350.0 million revolving credit agreement, which was reduced by $15.4 million of outstanding letters of credit. The revolving credit agreement matures in two tranches on each of April 10, 2013 and April 10, 2016, respectively. The April 10, 2016 maturity date is subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the senior toggle notes, the senior subordinated notes and certain other unsecured debt. As of June 30, 2011, we had no outstanding borrowings under the Company’s revolving credit agreement.

On June 1, 2011, the Company and certain lenders amended the Credit Agreement in order to extend the maturity for certain Revolving Credit Loans and Revolving Credit Commitments. In particular, the Company converted $200.25 million of Revolving Credit Commitments and Revolving Credit Loans into new Revolving Tranche-2 Commitments and Revolving Tranche -2 Loans. The revolving facility is $350 million until April 2013 and $200.25 million from April 2013 through maturity.

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

Cash Flows

Fiscal Year Ended June 30, 2011 Compared to the Fiscal Year Ended June 30, 2010

The following table summarizes our statement of cash flows from continuing operations for the fiscal year ended June 30, 2011 compared with the fiscal year ended June 30, 2010.

(in millions)	Fiscal Year Ended 2011	Fiscal Year Ended 2010	Change
Net cash provided by / (used in)
Operating activities	$114.7	$237.4	$(122.7)
Investing activities	(85.0)	(72.0)	(13.0)
Financing activities	(26.1)	(56.7)	30.6

Operating activities

For the fiscal period ended June 30, 2011, cash provided by operating activities was $114.7 million compared to cash provided by operating activities of $237.4 million for the fiscal year ended June 30, 2010. The reduction was primarily driven by our election to cease using the PIK feature of the Senior Toggle Notes in fiscal 2011 and to pay cash interest for the interest period ending on October 15, 2010. In addition, cash flow computations are impacted by changes in our interest rate swaps, foreign exchange rates impacting our liability accounts and the impact of our income tax provision on our accrued income tax payable balance.

Investing activities

For the fiscal period ended June 30, 2011, cash used in investing activities was $85.0 million, an increase of $13.0 million compared to the year ending June 30, 2010. The fluctuation was the result of higher fiscal year 2011 capital expenditures of $89.2 million as compared to the same prior fiscal year period, offset by an increase in the cash proceeds from the sale of assets.

Financing activities

For the fiscal period ended June 30, 2011, cash used in financing activities was $26.1 million compared to cash used in financing activities of $56.7 million in the same period a year ago. The year-over-year fluctuation was primarily attributable to the repayments of $36.0 million of borrowings from our revolving credit facility in the prior year period, with no such payment being made in the current year period.

Cash Flows

Fiscal Year Ended June 30, 2010 Compared to the Fiscal Year Ended June 30, 2009

The following table summarizes our statement of cash flows from continuing operations for the fiscal year ended June 30, 2010 compared with the fiscal year ended June 30, 2009.

(in millions)	Fiscal Year Ended 2010	Fiscal Year Ended 2009	Change
Net cash provided by / (used in)
Operating activities	$237.4	$65.2	$172.2
Investing activities	(72.0)	(76.2)	4.2
Financing activities	(56.7)	7.2	(63.9)

Operating activities

For the fiscal period ended June 30, 2010, cash provided by operating activities from continuing operations was $237.4 million compared to cash provided by operating activities of $65.2 million for the fiscal period ended June 30, 2009. Cash provided by operating activities for the fiscal year ended June 30, 2010 was largely due to the usage of the PIK feature of the Senior Toggle Notes, improved working capital, higher operating margins and lower cash interest payments on debt and other obligations for the fiscal year ended June 30, 2010 as compared with the fiscal year ended June 30, 2009.

Investing activities

For the fiscal period ended June 30, 2010, cash used in investing activities from continuing operations was $72.0 million, a decrease of $4.2 million compared to the fiscal period ending June 30, 2009, primarily driven by lower capital expenditures.

Financing activities

For the fiscal period ended June 30, 2010, cash used in financing activities from continuing operations was $56.7 million compared to cash provided by financing activities of $7.2 million in the same period a year ago. Cash used in the fiscal 2010 period was mainly attributable to repayments of $36.0 million of borrowings from the revolving credit facility and $19.6 million in net repayments of other short and long-term obligations. Cash provided by financing activities in the fiscal 2009 period was mainly due to net borrowings of $36.0 million from the revolving credit facility, offset by net repayment of $24.2 million in long-term obligations.

Debt and Financing Arrangements

At June 30, 2011, the Company had four outstanding interest rate swaps, which expire on April 10, 2013 and May 15, 2013, as derivative instruments to manage the risk associated with the Company’s floating rate debt. The unrealized losses on our interest rate swaps that are designated as effective cash flow hedges for accounting purposes were $36.9 million, net of tax and are recorded within Accumulated Other Comprehensive Loss on our balance sheet at June 30, 2011. The unrealized gains on our interest rate swaps, which are effective economic hedges but not designated as effective for financial reporting purposes were $0.2 million and are recorded in other expense, net in our Consolidated Statements of Operations for the fiscal year ended June 30, 2011.

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of June 30, 2011, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

The current Japanese Yen interest rate swap was designed as an effective economic hedge but not designated as effective for financial reporting purposes and is included in the Consolidated Statements of Operations as Other (Income)/Expense. Conversely, unrealized gains/losses on the U.S. Dollar and Euro interest rate swaps are designated as effective hedges and are included in Accumulated Other Comprehensive Income/(Loss) and the corresponding payables are included in other current and non-current liabilities in our Consolidated Balance Sheet.

As of June 30, 2011, the Company was in compliance with all restrictive covenants related to its long-term obligations.

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

On June 1, 2011, the Company and certain lenders amended the Credit Agreement in order to extend the maturity for certain Revolving Credit Loans and Revolving Credit Commitments. In particular, the Company converted $200.25 million of Revolving Credit Commitments and Revolving Credit Loans into new Revolving Tranche-2 Commitments and Revolving Tranche -2 Loans. In addition, the Company extended the final maturity date of the converted facility to the ninth anniversary or April 10, 2016, subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the senior toggle notes, the senior subordinated notes and certain other unsecured debt.

The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings. Borrowings under the term loan facility and the revolving credit facility bear interest, at our option, at a rate equal to an applicable margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest per annum published by The Wall Street Journal from time to time, as the “prime lending rate” and (2) the federal funds rate plus   1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margins are variable subject to changes in the Company’s total leverage ratio. The weighted-average interest rates during fiscal 2011 were approximately 3.08% and 2.51% for the Euro-denominated and US-dollar denominated term loans, respectively. In addition, the revolving credit facility weighted-average interest rate was approximately 2.5%.

In addition to paying interest on outstanding principal under our senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments thereunder. The initial commitment fee is 0.5% per annum. The commitment fee may be reduced subject to our attaining certain leverage ratios. We are also required to pay customary letter of credit fees. As of June 30, 2011 the Company had no outstanding borrowings under the revolving credit facility.

The senior secured credit facilities are subject to amortization and prepayment requirements and contain certain covenants, events of default and other customary provisions.

Senior Notes

On April 10, 2007, in connection with the Acquisition, we issued $565.0 million of 9.5%/ 10.25 % senior PIK-election fixed rate notes due 2015 (“Senior Toggle Notes”). The Senior Toggle Notes are unsecured senior obligations of the Company. Interest on the Senior Toggle Notes is payable semi-annually in arrears on each April 15 and October 15, which commenced on October 15, 2007. The PIK election feature expired with the interest period ended April 15, 2011. Therefore all remaining interest payments on the Senior Toggle Notes are to be paid entirely in cash at the cash interest rate of 9.5%. On and after April 15, 2011, we may redeem the Senior Toggle Notes at par plus specified declining premiums set forth in the indenture plus any accrued and unpaid interest to the date of redemption.

Senior Subordinated Notes

On April 10, 2007, in connection with the Acquisition, we issued €225.0 million 9 3/4 % Euro-denominated ($300.3 million dollar equivalent at the exchange rate effective on the issue date) Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company (including the senior credit facilities and the Senior Toggle Notes). Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on each April 15 and October 15, such payments commencing on October 15, 2007.

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

The senior credit facility and indentures governing the Senior Toggle Notes and the Senior Subordinated Notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2011, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

Subject to certain exceptions, the senior credit agreement and the indentures governing the notes will permit the Company and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of the Company’s non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans or notes.

As market conditions warrant and subject to the Company’s contractual restrictions and liquidity position, the Company, the Company’s affiliates and/or the Company’s major equity holders, including Blackstone and its affiliates, may from time to time repurchase the Company’s outstanding debt securities, including the Senior Toggle Notes and the Senior Subordinated Notes and/or the Company’s outstanding bank loans in privately negotiated or open market transactions, by tender or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Company’s existing credit facility. Any new debt may also be secured debt. We may also use available cash on the Company’s balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of the Company’s debt may trade at a discount to the face amount, any such purchases may result in the Company’s acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

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

Historical and Adjusted EBITDA

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring and other items that are included in the definitions of EBITDA and consolidated net income as required in the indentures governing the notes. Adjusted EBITDA, among other things:

•	does not include non-cash stock-based employee compensation expense and certain other non-cash charges;

•	does not include cash and non-cash restructuring, severance and relocation costs incurred to realize future cost savings and enhance our operations;

•	adds back noncontrolling interest expense, which represents minority investors’ ownership of certain of our consolidated subsidiaries and is, therefore, not available to us; and

•	includes estimated cost savings which have not yet been fully reflected in our results.

Our Adjusted EBITDA for the fiscal year ended June 30, 2011 based on the definitions in our indentures is calculated as follows:

(in millions)	Last Twelve Months Ended June 30, 2011
Loss from continuing operations	$(39.5)
Interest expense, net	165.5
Income tax benefit	24.1
Depreciation and amortization	119.5
Noncontrolling interest	(3.9)

EBITDA from continuing operations	265.7
Equity compensation(1)	3.9
Impairment charges and (gain)/loss on sale of assets(2)	3.5
Restructuring and other special items(3)	27.0
Property and casualty losses (4)	11.6
Unrealized foreign exchange loss/(gain) (included in other expense (income), net)(5)	25.5
Other adjustments	3.1
Advisory monitoring fee(6)	10.6

Adjusted EBITDA	$350.9

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.
(2)	Reflects non-cash asset impairment charges and losses from the sale of assets not included in restructuring and other special items discussed below.
(3)	Restructuring and other special charges of $27.0 million were primarily attributable to restructuring activities which focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure to optimize our business.
(4)	Primarily reflects property and casualty losses resulting from fire damage to a U.K. packaging services operation. Costs are primarily related to inventory losses and other transition costs resulting from the fire. See Note 14 to the financial statements.
(5)	Reflects $13.2 million of unrealized foreign currency translation recorded on inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender. These unrealized losses were offset by the exclusion of realized foreign currency exchange rate losses from the non-cash and cash settlement of inter-company loans of $12.4 million. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the companies trade operations.
(6)	Represents amount of sponsor advisory fee. See Related Party Transactions (Note 10) of the audited Consolidated Financial Statements.

Interest Risk Management

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of June 30, 2011 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with the Company’s floating USD LIBOR and EURIBOR rate debt were designated as effective cash flow hedges. The derivative used to manage the risk associated with the Company’s floating TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt is an effective economic hedge but is not designated as an effective cash flow hedge for financial reporting purposes.

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

Contractual Obligations

The following table summarizes our future contractual obligations as of June 30, 2011:

(in millions)	2012	2013 -2014	2015 -2016	Thereafter	Total
Long–term debt obligations(1)	$184.4	$1,661.8	$738.5	$338.5	$2,923.2
Capital lease obligations(2)	2.1	3.3	2.8	17.8	26.0
Operating leases(3)	14.9	18.4	5.4	0.9	39.6
Purchase obligations(4)	38.2	1.2	—	—	39.4
Other long-term liabilities	43.7	6.3	6.5	37.1	93.6

Total financial obligations	$283.3	$1,691.0	$753.2	$394.3	$3,121.8

(1)	Represents maturities of our long-term debt obligations excluding capital lease obligations. Amounts include interest expense based on projected interest rates through the end of the term loans.
(2)	Represents maturities of our capital lease obligations included within long-term debt on our balance sheet.
(3)	Represents minimum rental payments and the related estimated future interest payments for operating leases having initial or remaining non-cancelable lease terms.
(4)	Purchase obligations includes agreements to purchase goods or services that are enforceable and legally binding which specify all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. Purchase obligations disclosed above may include estimates of the time period in which cash outflows will occur. Purchase orders entered into in the normal course of business and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally cancelled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period.

Off-Balance Sheet Arrangements

With the exception of operating leases and our participation in multiemployer plan, we do not have any off-balance sheet arrangements as of June 30, 2011. Reference is made to Note 10 of the consolidated financial statements for additional information.

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

Interest Rate Risk

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of June 30, 2011, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans due in April and May 2013. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

As of June 30, 2011, the Company had three outstanding interest rate derivatives, three of which were effective June 30, 2011 with a combined notional value of $760.0 million and €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In addition, the Company has a Japanese Yen interest rate swap which is economically effective but is not designated as an effective hedge for financial reporting and is included in the Consolidated Statements of Operations as Other (Income)/Expense. After taking into consideration our ratio of fixed-to-floating rate debt, a 100 basis point increase in such rates would increase our annual interest expense by approximately $2.8 million.

Foreign Currency Exchange Risk

By nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European Euro, British pound, Argentinean peso, Brazilian real , Japanese Yen and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, the functional currency of the parent. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of other comprehensive income utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other expense, net”. Such foreign currency transaction gains and losses include inter-company loans denominated in non-U.S. dollars currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Catalent Pharma Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Catalent Pharma Solutions, Inc. and subsidiaries (the Company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in shareholder’s equity, and cash flows for each of the three years in the period ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalent Pharma Solutions, Inc. and subsidiaries at June 30, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

MetroPark, New Jersey

September 16, 2011

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions)

	Year Ended June 30, 2011	Year Ended June 30, 2010	Year Ended June 30, 2009
Net revenue	$1,640.3	$1,626.2	$1,561.6
Cost of products sold	1,121.8	1,159.9	1,166.6

Gross margin	518.5	466.3	395.0
Selling, general and administrative expenses	311.2	297.4	269.8
Impairment charges and (gain)/loss on sale of assets	3.6	234.8	175.8
Restructuring and other	14.7	24.6	16.4
Property and casualty losses, net	11.6	—	—

Operating earnings, income/(loss)	177.4	(90.5)	(67.0)
Interest expense, net	165.5	161.0	181.7
Other (income)/expense, net	27.3	(5.4)	(14.4)

Earnings/(loss) from continuing operations before income taxes	(15.4)	(246.1)	(234.3)
Income tax expense/(benefit)	24.1	21.6	17.2

Earnings/(loss) from continuing operations	(39.5)	(267.7)	(251.5)
Earnings/(loss) from discontinuing operations, net of tax expense/(benefit) $0.5 million, $(0.1) million and $3.8 million, respectively	(10.6)	(19.3)	(57.2)

Net earnings/(loss)	(50.1)	(287.0)	(308.7)
Net earnings/(loss) attributable to noncontrolling interest, net of tax $(1.0) million, $0.4 million and $0.1 million, respectively	3.9	2.6	(0.6)

Net earnings/(loss) attributable to Catalent	$(54.0)	$(289.6)	$(308.1)

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except shares)

	June 30, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$205.1	$164.0
Trade receivables, net	274.8	236.7
Inventories, net	139.7	136.5
Prepaid expenses and other	104.0	92.7
Assets held for sale	—	52.6

Total current assets	723.6	682.5
Property and equipment, net	759.5	719.4
Other assets:
Goodwill	906.0	848.9
Other intangibles, net	290.6	296.6
Deferred income taxes	114.8	138.3
Other	36.7	41.7

Total assets	$2,831.2	$2,727.4

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$28.7	$30.2
Accounts payable	129.1	120.3
Other accrued liabilities	227.2	216.9
Liabilities held for sale	—	14.6

Total current liabilities	385.0	382.0
Long-term obligations, less current portion	2,318.6	2,239.8
Pension liability	78.5	100.6
Deferred income taxes	192.7	198.7
Other liabilities	66.3	69.8
Commitment and contingencies (see Note 14)
Shareholder’s equity:
Common stock $0.01 par value; 1,000 shared authorized, 100 shares issued	—	—
Additional paid in capital	1,082.0	1,074.2
Accumulated deficit	(1,341.7)	(1,287.7)
Accumulated other comprehensive (loss) income	46.0	(48.5)

Total Catalent shareholder’s (deficit)/equity	(213.7)	(262.0)
Noncontrolling interest	3.8	(1.5)

Total (deficit)/equity	(209.9)	(263.5)

Total liabilities and shareholder’s equity	$2,831.2	$2,727.4

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholder’s Equity

(in millions)

	Common Stock	Additional Paid In	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Noncontrolling Interest	Total Shareholder’s (Deficit)/ Equity
Balance at June 30, 2008	$—	$1,072.6	$(690.0)	$201.0	$8.5	$592.1
Equity redemption		(1.3)				(1.3)
Comprehensive loss:
Net loss			(308.1)		(0.6)	(308.7)
Distribution related to noncontrolling interest					(3.3)	(3.3)
Foreign currency translation adjustments				(164.8)	0.1	(164.7)
Net change in minimum pension liability, net of $6.0 million tax				(24.8)	(1.6)	(26.4)
Change in unrealized loss on derivatives, net of $3.9 million tax				(6.9)		(6.9)

Total comprehensive loss						(510.0)
Equity compensation		(0.3)				(0.3)

Balance at June 30, 2009	$—	$1,071.0	$(998.1)	$4.5	3.1	$80.5
Equity contribution		0.6				0.6
Comprehensive loss:
Net income (loss)			(289.6)		2.6	(287.0)
Distribution related to noncontrolling interest					(1.7)	(1.7)
Foreign currency translation adjustments				(21.5)		(21.5)
Net change in minimum pension liability, net of $1.8 million tax				(1.3)	(5.5)	(6.8)
Deferred compensation, net of tax				(0.3)		(0.3)
Change in unrealized loss on derivatives, net of $0 million tax				(29.9)		(29.9)

Total comprehensive loss						(347.2)
Equity compensation		2.6				2.6

Balance at June 30, 2010	$—	$1,074.2	$(1,287.7)	$(48.5)	$(1.5)	$(263.5)
Equity contribution		3.9				3.9
Comprehensive loss:
Net income (loss)			(54.0)		3.9	(50.1)
Distribution related to noncontrolling interest					(2.6)	(2.6)
Foreign currency translation adjustments				62.4	(0.4)	62.0
Net change in minimum pension liability, net of $6.8 million tax				18.7	4.4	23.1
Deferred compensation, net of tax				0.9		0.9
Change in unrealized loss on derivatives, net of $0 million tax				12.5		12.5

Total comprehensive income						45.8
Equity compensation		3.9				3.9

Balance at June 30, 2011	$—	$1,082.0	$(1,341.7)	$46.0	$3.8	$(209.9)

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

	For the Year Ended June 30, 2011	For the Year Ended June 30, 2010	For the Year Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/earnings	$(50.1)	$(287.0)	$(308.7)
Loss from discontinued operations	(10.6)	(19.3)	(57.2)

(Loss)/earnings from continuing operations	(39.5)	(267.7)	(251.5)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	119.5	123.7	132.9
Unrealized foreign currency transaction (gains)/losses, net	13.2	(28.3)	(29.6)
Amortization of debt financing costs	10.0	9.6	9.6
Deferral of interest through utilization of PIK	—	59.4	—
Asset impairments and (gain)/loss on sale of assets	3.6	234.8	175.8
Equity compensation	3.9	2.6	(0.3)
Provision (benefit) for deferred income taxes	6.5	(10.2)	(3.2)
Provision for bad debts and inventory	8.2	17.1	14.2
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	(17.5)	7.1	34.1
Decrease/(increase) in inventories	1.4	18.7	(10.6)
Increase/(decrease) in accounts payable	(1.9)	9.3	0.8
Other accrued liabilities and operating items, net	7.3	61.3	(7.0)

Net cash provided by /(used in) operating activities from continuing operations	114.7	237.4	65.2
Net cash provided by/(used in) operating activities from discontinued operations	(15.0)	(3.6)	11.0

Net cash provided by/(used in) operating activities	99.7	233.8	76.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	4.2	1.3	2.0
Acquisition of property and equipment and other productive assets	(92.7)	(73.3)	(78.2)

Net cash provided by/(used in) investing activities from continuing operations	(88.5)	(72.0)	(76.2)
Net cash provided by/(used in) investing activities from discontinued operations	38.1	5.3	(8.1)

Net cash provided by/(used in) investing activities	(50.4)	(66.7)	(84.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(3.3)	1.1	(1.4)
Repayments of revolver credit facility	—	(36.0)	(68.0)
Borrowings from revolver credit facility	—	—	104.0
Repayments of long-term obligations	(24.1)	(20.7)	(22.8)
Distribution to noncontrolling interest holder	(2.6)	(1.7)	(3.3)
Equity contribution (redemption)	3.9	0.6	(1.3)

Net cash (used in)/ provided by financing activities from continuing operations	(26.1)	(56.7)	7.2
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—

Net cash (used in)/provided by financing activities	(26.1)	(56.7)	7.2

Effect of foreign currency on cash	17.9	(10.3)	(7.6)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	41.1	100.1	(8.5)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	164.0	63.9	72.4

CASH AND EQUIVALENTS AT END OF PERIOD	$205.1	$164.0	$63.9

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$157.6	$98.6	$169.4
Taxes paid	$20.6	$20.9	$18.6

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

The Company is one of the leading providers of development solutions and advanced drug delivery technologies for the global pharmaceutical, biotechnology and consumer health industry. Our advanced delivery technologies, the broadest and most diverse range of formulation, dose form, manufacturing expertise and intellectual property available to the industry, enable our customers to bring more products and better treatments to market. We report our financial results in a manner prescribed by U.S. GAAP and in four operating segments: Development and Clinical Services, Oral Technologies, Sterile Technologies and Packaging Services. The Oral Technologies segment includes the softgel and modified release offerings; the Sterile Technologies segment includes the injectables and blow-fill-seal offerings; the Packaging Services segment includes the commercial packaging offerings; and Development and Clinical Services includes the analytical, respiratory and biotechnology offerings as well as clinical supply and regulatory consulting services.

•

Development and Clinical Services. We provide manufacturing, packaging, storage and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes dose form manufacturing or over-encapsulation where needed, supplying placebos, comparator drug procurement, clinical packages and kits for physicians and patients, inventory management, investigator kit ordering and fulfillment, and return supply reconciliation and reporting. We support global trials through our facilities and distribution network. We also offer analytical chemical and cell-based testing and scientific services, respiratory products formulation and manufacturing, regulatory consulting, and proprietary biologics expression technology and development. We have five manufacturing facilities, including three in North America and two in Europe.

•

Oral Technologies. We provide advanced oral delivery technologies, including formulation, development and manufacturing services for most of the major oral dose forms on the market today. Our advanced oral drug delivery technologies are used in many well-known customer products and include proprietary delivery technologies for drugs and consumer health products. We also provide formulation, development and manufacturing for conventional oral dose forms, including controlled release formulations, as well as immediate release tablets and capsules. Certain facilities also provide on-site primary packaging services. There are twelve Oral Technologies facilities in nine countries, including three in North America, five in Europe, two in South America and two in the Asia-Pacific region.

•

Sterile Technologies. Sterile drugs may be injected, inhaled, or applied to the eye, ear, or other areas, and we offer both proprietary and traditional dose forms necessary for these separate routes of administration. For injectable drugs, we provide formulation and development for injectables. We also fill drugs or biologics into pre-filled syringes, bags and other sterile delivery formats. For respiratory, ophthalmic and other routes of administration, our blow-fill-seal technology provides integrated dose form creation and filling of sterile liquids in a single process, which offers cost and quality benefits for our customers. The complexity of aseptic manufacturing, high start-up capital requirements, long lead time and stringent regulatory requirements serve as significant barriers to market entry. We have three Sterile Technologies manufacturing facilities, including one in North America and two in Europe.

•

Packaging Services. We provide extensive packaging services for pharmaceuticals, biologics, consumer health and veterinary products, both on a standalone basis and as part of integrated supply-chain solutions that span both manufacturing and packaging. Our Packaging Services segment offers packaging into blisters, bottles, pouches and unit doses, specialty vial or syringe labeling and kitting for injectables, and adherence-enhancing packaging. We operate through a network of three facilities including two in North America and one in Europe.

Basis of Presentation

These financial statements include our parent company and all subsidiaries, including those operating outside the United States (U.S) and are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant transactions among our businesses have been eliminated.

Reclassifications

We made certain reclassifications to conform the prior periods’ consolidated financial statements and notes to the current period presentation including reclassification of the financial results of a site in Schorndorf, Germany from the Packaging Services segment unit to the Oral Technologies segment and certain income tax reclassifications within the guarantor/non guarantor financial statements. In addition, during the fiscal year we classified the printed component operations of the Packaging Services segment unit as a held for sale operation to be discontinued. Accordingly, all prior period financial information has been reclassified within the financial statements to discontinued operations captions on the statements of operations and cash flow. See Note 2 for further discussion.

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

Cash and Cash Equivalents

All liquid investments purchased with an original maturity of three months or less are considered to be cash and equivalents. The carrying value of these cash equivalents approximates fair value.

Receivables and Allowance for Doubtful Accounts

Trade receivables are primarily comprised of amounts owed to the Company through its operating activities and are presented net of an allowance for doubtful accounts. The Company monitors past due accounts on an ongoing basis and establishes appropriate reserves to cover probable losses. An account is considered past due on the first day after its due date. We make judgments as to our ability to collect outstanding receivables and provide allowances when it is assessed that all or a portion of the receivable will not be collected. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation to the Company, and the condition of the general economy and the customer’s industry. The Company writes off accounts receivable when they become uncollectible.

Concentrations of Credit Risk and Major Customers

Concentration of credit risk, with respect to accounts receivable, is limited due to the large number of customers and their dispersion across different geographic areas. The customers are primarily concentrated in the pharmaceutical and healthcare industry. The Company normally does not require collateral or any other security to support credit sales. The Company performs ongoing credit evaluations of its customers’ financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company’s expectations. During fiscal year 2011, the Company provided products and services to two customers who accounted for 10.4% and 10.8%, respectively of the Company’s net revenue. No single customer exceeded 10% of accounts receivable as of June 30, 2011.

Inventories

Inventory is stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. The Company provides reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. Inventory consists of costs associated with raw material, labor and overhead.

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

Property and Equipment and Other Definite Lived Intangible Assets

Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 20 years; and furniture and fixtures—3 to 10 years. Depreciation expense was $ 90.3 million, $93.1 million and $95.1 million for the fiscal years ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to Codification Standard ASC 360 Property, Plant and Equipment (ASC 360). This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Consolidated Statements of Operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arms length transactions.

Assets Held for Sale and Discontinued Operations

We classify long-lived assets or a component entity as assets held for sale when the criteria have been met, in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). Further, we classify component entities as operations which have been discontinued when the criteria of ASC 205-20, Discontinued Operations (“ASC 205”) are met and the operations and cash flows have been or will be eliminated from the ongoing operations and we have no significant continuing involvement in the operations of the component after the disposal transaction. During fiscal year 2011, we completed the sale of our printed component operations and concluded the operations of which qualify as component entity which is permitted to be categorized as a discontinued operation. See Note 2 to these financial statements for additional information.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges for financial reporting purposes is recorded in Accumulated Other Comprehensive Income on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During fiscal years 2011, 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

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

Shipping and Handling

Shipping and handling costs are included in cost of products sold in the Consolidated Statements of Operations. Shipping and handling revenue received was immaterial for all periods presented and is presented within net revenues.

Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss), which is reported in the accompanying Consolidated Statements of Changes in Shareholder’s Equity, consists of net earnings/(loss), foreign currency translation, deferred compensation, dividend distribution, minimum pension liability and unrealized gains and losses from derivatives.

Research and Development Costs

The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within Selling General & Administrative Expenses. Such research and development costs included in selling, general and administrative expenses amounted to $26.5 million, $21.8 million and $12.5 million, for fiscal years ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively. Costs incurred in connection with research and development services we provide to customers and services performed in support of the commercial manufacturing process for customers are recorded within Cost of Sales. Such research and development costs included in cost of sales amounted to $31.8 millions, $31.6 million and $32.6 million, for fiscal years ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively.

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

Recent Financial Accounting Standards

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2009-13 “Multiple Deliverable Revenue Arrangements”, an amendment to the accounting standards related to the accounting for revenue derived from arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items under the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, which was effective for the Company on July 1, 2010, did not have material impact on the Company’s consolidated financial statements when adopted.

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

2. DISCONTINUED OPERATIONS AND DIVESTITURES

Discontinued Operations

During the fiscal year 2011, the Company concluded that its printed components facilities qualified as a component entity, the operations of which were then classified as held for sale and discontinued. In April 2011, the Company completed the sale of its printed component operations in a cash transaction for an amount which approximated fair value. Accordingly, all current and prior period financial information has been reclassified within the financial statements to discontinued operations captions within the Consolidated Statements of Operations and Cash Flows. The printed components entity was previously reported in the Company’s Packaging Services segment.

In addition, on November 13, 2009, the Company completed its sale of the North Raleigh, North Carolina sterile injectables facility to a third party for an amount which approximated fair value. Also, on March 30, 2009, the Company sold its Osny, France facility to Bravaria Industriekapital AG, a German industrial holding company. The operating results and cash flows from these operations are included within discontinued operations captions within the statements of operations and cash flow in prior periods.

The operating results of these components are included in the Consolidated Statement of Operations for the fiscal years ended June 30, 2011, June 30, 2010 and June 30, 2009 within discontinued operations.

Summarized consolidated statements of operations data for these discontinued operations are as follows:

(in millions)	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009
Net revenues	$77.1	$109.3	$129.7

Loss before income taxes	(10.1)	(19.4)	(53.4)
Income tax expense/(benefit)	0.5	(0.1)	3.8

Loss from discontinued operations, net of tax	$(10.6)	$(19.3)	$(57.2)

Summarized balance sheet data for these discontinued operations is as follows:

(in millions)	June 30, 2011	June 30, 2010
Assets held for sale
Working capital and other assets	$—	$22.3
Property and equipment, net	—	30.3

Total assets held for sale	$—	$52.6

Liabilities held for sale
Current liabilities	$—	$14.6
Other liabilities	—

Total liabilities held for sale	$—	$14.6

3. GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reporting segment:

(in millions)	Oral Technologies	Sterile Technologies	Packaging Services	Development and Clinical Services	Total
Balance at June 30, 2009	$867.1	$158.3	$24.0	$25.3	$1,074.7
Foreign currency translation adjustments	(41.1)	—	0.4	(2.4)	(43.1)
Impairments	—	(158.3)	(24.4)	—	(182.7)

Balance at June 30, 2010	826.0	—	—	22.9	848.9
Foreign currency translation adjustments	54.8	—	—	2.3	57.1

Balance at June 30, 2011	$880.8	$—	$—	$25.2	$906.0

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

No goodwill impairment charges were required during fiscal year 2011. During fiscal year 2010, the Company concluded that goodwill impairment indicators existed in the Sterile Technologies reporting unit and recorded a non-cash goodwill impairment charge of $158.3 million. In addition, in connection with the Company’s re-organization which occurred in fiscal year 2010, certain components were moved out of the Packaging reporting unit and into the Development and Clinical Services unit. This re-organization resulted in allocating a relative fair value of the goodwill associated with the Packaging reporting unit and resulting in a non-cash charge of $24.4 million.

Impairment charges are recorded within the Consolidated Statement of Operations as Impairment charges and (gain)/loss on sale of assets.

4. DEFINITE LIVED LONG-LIVED ASSETS

Other intangible assets with definite lives are being amortized using the straight-line method over periods that range from twelve to twenty years. The details of other intangible assets subject to amortization by class as of June 30, 2011 and June 30, 2010, are as follows:

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2011
Amortized intangibles:
Core technology	20.0 years	$153.1	$(32.3)	$120.8
Customer relationships	12.0 years	47.5	(30.4)	17.1
Product relationships	12.0 years	236.5	(83.8)	152.7

Total amortized intangibles		$437.1	$(146.5)	$290.6

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2010
Amortized intangibles:
Core technology	20.0 years	$139.0	$(22.7)	$116.3
Customer relationships	12.0 years	45.2	(27.7)	17.5
Product relationships	12.0 years	223.4	(60.6)	162.8

Total amortized intangibles		$407.6	$(111.0)	$296.6

Amortization expense for the fiscal years ended June 30, 2011 and June 30, 2010 was approximately $29.2 million and $30.5 million, respectively. Future amortization expense is estimated as follows:

(in millions)	2012	2013	2014	2015	2016
Amortization expense	$29.9	$29.9	$29.9	$29.9	$29.9

No intangible asset impairment charges were required during fiscal year 2011. In conjunction with the goodwill impairment identified in the first quarter of fiscal 2010, the Company completed its review of other definite-lived intangible assets for impairment under ASC 350 within the Packaging Services and Sterile Technologies segments and recorded a non-cash asset impairment charge of $7.7 million and $15.8 million, respectively, on the Consolidated Statement of Operations relating to intangible assets.

In addition, in the prior fiscal year 2010, the Company completed the required review of long-lived assets under ASC 360. These reviews of Property, Plant & Equipment resulted in a $21.4 million and $3.1 million impairment charge within the Packaging Services and Sterile Technology segment, respectively.

Impairment charges were recorded within the Consolidated Statements of Operations as Impairment charges and (gain)/loss on sale of assets.

5. RESTRUCTURING AND OTHER COSTS

The Company implemented plans to restructure certain operations, both domestically and internationally. The restructuring plans focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in a strategic and more cost-efficient structure. In addition, we may incur restructuring charges in cases where a material change in the scope of operation with our business occurs.

The following table summarizes the significant costs recorded within restructuring costs:

(in millions)	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009
Restructuring costs:
Employee-related reorganization (1)	$6.7	$7.6	$7.6

Asset impairments	2.7	8.0	—
Facility exit and other costs (2)	5.3	8.5	4.8

Total restructuring costs	$14.7	$24.1	$12.4

(1)	Employee-related costs consist primarily of severance accrued upon either communication of terms to employees. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.
(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs and costs associated with the planned facility expansion and closures to streamline our operations.

6. LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following at June 30, 2011 and June 30, 2010:

(in millions)	Maturity	June 2011	June 2010
Senior Secured Credit Facilities
Term loan facility Dollar-denominated	April 2014	$1,017.6	$1,028.2
Term loan facility Euro-denominated	April 2014	364.1	316.6
9 1/2 % Senior Toggle Notes	April 2015	624.4	624.4
9 3/4 % Senior Subordinated Euro-denominated Notes	April 2017	308.4	265.4
Revolving Credit Agreement	April 2013-2016	—	—
Other Obligations	2011-2026	32.8	35.4

Total		2,347.3	2,270.0
Less: current portion and other short-term borrowings		28.7	30.2

Long-term obligations, less current portion short-term borrowings		2,318.6	$2,239.8

The Company had the option every six months until April 15, 2011, at its election, to use the payment-in-kind (“PIK”) feature of its $565 million 9  1/2%/10  1/4 % Senior PIK-Election Notes due 2015 (the “Senior Toggle Notes”) in lieu of making cash interest payments. While the Company had sufficient liquidity to meet its anticipated ongoing needs without use of this PIK feature, the Company elected to do so for the October 15, 2009 and April 15, 2010 interest payment dates as an efficient and cost-effective method to further enhance liquidity in light of the substantial dislocation in the financial markets. During the PIK election period, the Senior Toggle Notes and PIK interest amount were subject to an interest rate of 10.25%. For the interest period ending on October 15, 2010, the Company elected to make such interest payment entirely in cash. The PIK election feature expired with the interest period ended April 15, 2011. Therefore all remaining interest payments on the Senior Toggle Notes are to be paid entirely in cash at the cash interest rate of 9.5%

The Company also uses interest rate swaps to manage the economic effect of variable interest obligations associated with floating term loans so that the interest payable effectively becomes fixed at a certain rate, thereby reducing the interest rate changes on interest expense. As of June 30, 2011, the Company had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with its floating rate term loans through April 2014. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

Senior Secured Credit Facilities

On April 10, 2007, the Company entered into a $1.8 billion senior secured credit facility consisting of: (i) an approximately $1.4 billion term loan facility and (ii) a $350 million revolving credit facility. The Company is required to repay the term loans in quarterly installments equal to 1% per annum of the original funded principal amount for the first six years and nine months, with the remaining amount payable on April 10, 2014. These repayments commenced on September 28, 2007.

On June 1, 2011, the Company and certain lenders amended the Credit Agreement in order to extend the maturity for certain Revolving Credit Loans and Revolving Credit Commitments. In particular, the Company converted $200.25 million of Revolving Credit Commitments and Revolving Credit Loans into Revolving Tranche-2 Commitments and Revolving Tranche -2 Loans. In addition, the Company extended the final maturity date of the converted facility to the ninth anniversary or April 10, 2016, subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the Senior Toggle Notes, the Senior Subordinated Notes and certain other unsecured debt.

The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings. Borrowings under the term loan facility and the revolving credit facility bear interest, at the Company’s option, at a rate equal to an applicable margin over either (i) a base rate determined by reference to the higher of (1) the rate of interest per annum published by the Wall Street Journal from time to time, as the “prime lending rate” and (2) the federal funds rate plus one-half of 1% or (ii) LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The applicable margins are variable subject to changes in the Company’s total leverage ratio. The weighted-average interest rates during fiscal year 2011 were approximately 3.08 % and 2.51% for the Euro-denominated and US-dollar denominated term loans, respectively. In addition, the revolving credit facility weighted-average interest rate was approximately 2.5% for the amount borrowed throughout the fiscal year 2011.

In addition to paying interest on outstanding principal under the Company’s senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments hereunder. The initial commitment fee is 0.50% per annum. The commitment fee may be reduced subject to the Company attaining certain leverage ratios. The Company is also required to pay customary letter of credit fees. As of June 30, 2011, there was $15.4 million in outstanding letters of credit. The commitment fee charged to interest expense during the fiscal year ended June 30, 2011 was approximately $1.7 million.

The senior secured credit facilities are subject to amortization and prepayment requirements and contain certain covenants, events of default and other customary provisions.

Senior Notes

On April 10, 2007, the Company issued the Senior Toggle Notes. The Senior Toggle Notes are unsecured senior obligations of the Company. Interest on the Senior Toggle Notes is payable semi-annually in arrears on each April 15 and October 15, commencing on October 15, 2007. For any interest period prior to April 15, 2011, the Company had the option to elect to pay interest on the Senior Toggle Notes (i) entirely in cash (“Cash Interest”), (ii) entirely by increasing the principal amount of the outstanding Senior Toggle Notes by issuing PIK Notes (“PIK Interest”) or (iii) 50% as Cash Interest and 50% as PIK Interest. Cash Interest on the Senior Toggle Notes accrues at the rate of 9.5% per annum. PIK Interest on the Senior Toggle Notes accrued at the Cash Interest rate per annum plus 0.75% per annum. The interest rate at June 30, 2011 was 9.5%. The PIK election period has expired, therefore all remaining interest payments on the Senior Toggle Notes are to be paid entirely in cash in accordance with the terms of the indenture.

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

Long-Term and Other Obligations

Other obligations consist primarily of loans for equipment, buildings and a capital lease for a building.

Maturities of long-term obligations, including capital leases of $9.5 million, and other short-term borrowings for future fiscal years are:

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Maturities of long-term and other obligations	$32.0	$25.8	$1,354.1	$619.9	$0.2	$315.3	$2,347.3

Debt Issuance Costs

Debt issuance costs are capitalized within prepaid expenses and other assets on the balance sheet and amortized over the life of the related obligation through charges to interest expense in the Consolidated Statements of Operations. The unamortized total of debt issuance costs were approximately $40.0 million and $41.8 million as of June 30, 2011 and June 30, 2010, respectively. Amortization of debt issuance costs totaled $10.0 million and $9.6 million for the fiscal years ended June 30, 2011 and June 30, 2010, respectively.

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

The senior credit facility and indentures governing the Senior Toggle Notes and the Senior Subordinated Notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2011, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

Subject to certain exceptions, the senior credit agreement and the indentures governing the notes will permit the Company and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of the Company’s non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans or notes.

As market conditions warrant and subject to the Company’s contractual restrictions and liquidity position, the Company, its affiliates and/or the Company’s major equity holders, including Blackstone and its affiliates, may from time to time repurchase the Company’s outstanding debt securities, including the Senior Toggle Notes and the Senior Subordinated Notes and/or the Company’s outstanding bank loans in privately negotiated or open market transactions, by tender or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Company’s existing credit facility. Any new debt may also be secured debt. The Company may also use available cash on the balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of the Company’s debt may trade at a discount to the face amount, any such purchases may result in the Company’s acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

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

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in Euros. At June 30, 2011, the Company had Euro denominated debt outstanding of $ 672.5 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in Accumulated Other Comprehensive Income/(Loss) as part of the cumulative translation adjustment. During fiscal year 2011, the Company recorded $94.1 million as a loss within cumulative translation adjustment. The net accumulated gain of this net investment as of June 30, 2011 included within Other Comprehensive Income was approximately $14.5 million. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated.

Credit Risk Related to Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of June 30, 2011, the terminal value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $42.9 million. As of June 30, 2011, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $9.0 million. If the Company had breached any of these provisions at June 30, 2011, it could have been required to settle its obligations under the agreements at their termination value of $42.9 million.

Counterparty Credit Risk Management

The Company’s derivative financial statements present certain market and counterparty risks; however, concentration of counterparty credit risk is mitigated as the Company deals with a variety of major banks worldwide. The Company would not be materially impacted if any of the counterparties to its derivative financial instruments outstanding at June 30, 2011 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other security to support derivative instruments subject to credit risk by its counterparties.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the fiscal year ended June 30, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

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

As of June 30, 2011, the Company had three outstanding interest rate derivatives, three of which were effective for financial accounting as of June 30, 2010. Two instruments had a combined notional value of $760.0 million and one had a notional amount of €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $23.5 million will be reclassified as an increase to interest expense.

Non-designated Hedges of Interest Rate Risk

Derivatives not designated as hedges for financial accounting purposes are not speculative and are used to manage the Company’s economic exposure to interest rate movements but, as of June 30, 2011, do not meet the hedge accounting requirements for financial reporting purposes of ASC 815 Derivatives and Hedging. Changes in the fair value of derivatives not designated as a hedge for financial accounting purposes are recorded directly into earnings as other expense, net. As of June 30, 2011, the Company had a ¥1.4 billion notional value outstanding derivative maturing on May 15, 2013 that was not designated for financial accounting purposes as a hedge in a qualifying hedging relationship.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2011 and June 30, 2010.

(in millions)	Fair Values of Derivative Instruments
	Liability Derivatives As of June 30, 2011		Liability Derivatives As of June 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other accrued liabilities and other liabilities	$41.9	Other accrued liabilities and other liabilities	$54.8
Total derivatives designated as hedging instruments under ASC 815:		$41.9		$54.8

Derivatives not designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other accrued liabilities and other liabilities	$0.3	Other accrued liabilities and other liabilities	$0.4
Total derivatives not designated as hedging instruments under ASC 815:		$0.3		$0.4

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the fiscal years ended June 30, 2011, June 30, 2010 and June 30, 2009.

(in millions)	The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Fiscal Years Ended June 30, 2011, June 30, 2010 and June 30, 2009.
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Fiscal Year 2011: Interest Rate Swaps	$(14.4)	Interest income/ (expense), net	$(26.9)	Interest income/ (expense), net	$(0.1)
Fiscal Year 2010: Interest Rate Swaps	$(52.9)	Interest income/ (expense), net	$(21.9)	Interest income/ (expense), net	$(0.6)
Fiscal Year 2009: Interest Rate Swaps	$(16.2)	Interest income/(expense), net	$(14.3)	Interest income/ (expense), net	$(0.6)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Fiscal Year 2011: Interest Rate Swaps	Other income / (expense), net	$0.2
Fiscal Year 2010: Interest Rate Swaps	Other income / (expense), net	$(3.3)
Fiscal Year 2009: Interest Rate Swaps	Other income / (expense), net	$(10.9)

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

Fair value under ASC 820 is principally applied to financial assets and liabilities which, for Catalent, include both investments in money market funds and derivative instruments—interest rate swaps. The Company has not applied all the provisions of ASC 820 in financial statements to the nonfinancial assets and nonfinancial liabilities. There were no changes from the previously reported classification of financial assets and liabilities. The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements using:
(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash Equivalents- Money Market Funds	$5.4	$5.4	$—	$—

Liabilities
Interest rate swaps	$42.2	$—	$42.2	$—

Liabilities
Long-term debt and other	$2,306.7	$—	$2,306.7	$—

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

The carrying amounts and the estimated fair values of financial instruments as of June 30, 2011 and June 30, 2010, are as follows:

	June 30, 2011		June 30, 2010
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,347.3	$2,306.7	$2,270.0	$2,070.0
LIBOR interest rate swap	34.3	34.3	39.7	39.7
EURIBOR interest rate swap	7.6	7.6	15.1	15.1
TIBOR interest rate swap	0.3	0.3	0.4	0.4

The estimated fair values are based on quoted market prices for the same or similar instruments and/or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

9. INCOME TAXES

Earnings/(loss) from continuing operations before income taxes and discontinued operations are as follows for the fiscal years ended 2011, 2010 and 2009:

(in millions)	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009
U.S. Operations	($95.6)	($565.2)	($187.1)
Non-U.S. Operation	$80.2	$319.1	($47.2)

	($15.4)	($246.1)	($234.3)

The provision /(benefit) for income taxes consists of the following for the fiscal years ended 2011, 2010 and 2009:

(in millions)	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009
Current:
Federal	$(0.9)	$2.8	$0.4
State and local	(0.5)	0.4	1.3
Non-U.S.	19.0	33.5	17.8

Total	$17.6	$36.7	$19.5

Deferred:
Federal	$5.5	$5.5	$6.5
State and local	1.2	1.2	2.1
Non-U.S.	(0.2)	(21.8)	(11.3)

Total	6.5	(15.1)	(2.7)

Total provision/(benefit)	$24.1	$21.6	$16.8

A reconciliation of the provision/(benefit) based on the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the fiscal years ended 2011, 2010 and 2009:

(in millions)	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009
Provision at U.S. Federal Statutory tax rate	$(5.4)	$(91.2)	$(101.2)
State and local income taxes, net of federal benefit	(18.4)	(24.5)	(38.7)
Foreign tax rate differential	(11.8)	(12.6)	(1.9)
Goodwill impairment	—	69.2	31.8
Permanent items	2.8	56.3	12.5
Unrecognized Tax Positions	2.5	(1.3)	21.1
Tax valuation allowance	48.7	26.4	91.0
Foreign tax credit	(0.2)	—	—
Income Tax	6.5	—	—
Other	(0.6)	(0.7)	2.2

	$24.1	$21.6	$16.8

As of June 30, 2011, the Company had $437.3 million of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. As these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not feasible to estimate the amount of U.S tax that might be payable on the eventual remittance of such earnings.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carry forwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows at June 30, 2011 and 2010:

(in millions)	2011	2010
Deferred income tax assets:
Accrued liabilities	$37.8	$35.6
Equity compensation	7.0	5.2
Loss and tax credit carry forwards	278.9	229.0
Foreign Currency	23.2	27.5
Pension	14.3	20.9
Property-related	15.2	33.9
Intangibles	3.0	2.5
Other	6.7	5.0
OCI	14.3	49.8

Total deferred income tax assets	400.4	409.4
Valuation Allowance	(265.6)	(253.6)

Net deferred income tax assets	134.8	155.8

Deferred income tax liabilities:
Accrued Liabilities	(2.1)	—
Equity Compensation	—	—
Foreign Currency	(0.5)
Property-related	(17.1)	(56.8)
Goodwill and other intangibles	(155.0)	(138.1)
Other	(0.8)	(3.9)
OCI	(17.9)	—

Total deferred income tax liabilities	(193.4)	(198.9)

Net deferred income tax liabilities	$(58.6)	$(43.1)

Deferred tax assets and liabilities in the preceding table are in the following captions in the balance sheet at June 30, 2011 and 2010:

(in millions)	2011	2010
Current deferred tax asset	$20.0	$17.5
Non-current deferred tax asset	114.8	138.3
Current deferred tax liability	(0.7)	(0.2)
Non-current deferred tax liability	(192.7)	(198.7)

Net deferred tax liability	$(58.7)	$(43.1)

At June 30, 2011, the Company has federal net operating loss carryforwards of $382.6 million, $7.7 million of which are subject to Internal Revenue Code Section 382 limitations. The federal loss carryforwards expire through 2031. At June 30, 2011, the Company has state tax loss carryforwards of $931.1 million. Approximately $216 million of these losses are state tax losses generated in periods prior to the period ending June 30, 2007. Substantially all state carryforwards have at least a three year carryforward period. In accordance with ASC 718, $37.8 million of federal and state losses were generated in prior tax years as a result of tax deductions for equity. Such deductions are not being recognized for financial statement purposes because a cash tax benefit was not realized by the Company. As a result, these deductions are not reflected in the federal and state net operating loss carryforward amounts indicated above. At June 30, 2011, the Company has international tax loss carryforwards of $93.8M million. Substantially all of these carryforwards are available for at least three years or have an indefinite carryforward period.

The Company has established a full valuation allowance against its net federal and state deferred tax assets as management does not believe it is more likely than not that these assets will be realized. At June 30, 2011, the Company has recorded a full valuation allowance of $139.2 million and $107.3 million against its net federal and state deferred tax assets, respectively. At June 30, 2011, the Company has recorded a valuation allowance of $19.1 million against certain of its foreign net deferred tax assets. Management evaluates all available evidence; both positive and negative using a more likely than not standard, in determining if adjustments to the valuation allowance are necessary. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carryforward periods, previous experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income in the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction.

The net increase in valuation allowance was $12.0 million during fiscal year ended 2011. The net increase is due to changes in foreign-related valuation allowances, reductions in deferred tax liabilities and changes in select deferred tax asset accounts such as accrued liabilities, net operating losses and OCI. This amount included an increase of $1.7 million in federal and state valuation allowance. During the current fiscal year the Company generated federal and state taxable income due to U.S. income inclusions resulting from the distribution of notes and cash receivables from foreign subsidiaries. This income is not considered to be from normal operating activities.

As part of the Purchase Agreement, the Company has been indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007 (the “Formation Date”). The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as any interest and penalties that may be related thereto.

The amount of income taxes the Company may pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. The Company’s estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company assesses its income tax positions and record benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the amount that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued, where applicable. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized.

ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. As of June 30, 2011, the Company had a total of $33.9 million of unrecognized tax benefits. A reconciliation of our unrecognized tax benefit, excluding accrued interest for June 30, 2011 is as follows:

(in millions)
Balance at June 30, 2010	$36.4
Additions based on tax positions related to the current year	8.3
Additions for tax positions of prior years	6.0
Reductions for tax positions of prior years	(13.3)
Reclassification of non-income tax reserves to other reserves	—
Settlements	(3.5)

Balance at June 30, 2011	$33.9

Of this amount, $6.1 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. An additional $20.2 million represents the amount of unrecognized tax benefits that, if recognized, would not impact the effective income tax rate due to a full valuation allowance. The remaining $7.6 million represents unrecognized tax benefits subject to indemnification by Cardinal. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next 12 month period. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible changes related to our unrecognized tax benefits. However, the federal examination for fiscal years ended June 30, 2007 and June 30, 2008 is expected to close within the next 12 months, and based on current discussions with the IRS examiner, the Company expects to realize an adjustment that will result in a reduction of its federal net operating loss in the amount of $7.9M.

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as Germany, United Kingdom, France, the United States, and various states. The Company is no longer subject to examinations by the relevant tax authorities for years prior to fiscal 2001.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011, the Company has approximately $5.1 million of accrued interest related to uncertain tax positions, a decrease of $3.3 million from the prior year. The portion of such interest and penalties subject to indemnification by Cardinal is $4.4 million, a decrease of $2.6 million from the prior year.

10. EMPLOYEE RETIREMENT BENEFIT PLANS

The Company sponsors various retirement and pension plans, including defined benefit retirement plans and defined contribution retirement plans. Substantially all of the Company’s domestic non-union employees are eligible to be enrolled in employer-sponsored retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provide for company matching contributions. The Company’s contributions to the plans are determined by its Board of Directors subject to certain minimum requirements as specified in the plans. The Company uses a measurement date of June 30 for all its retirement and postretirement benefit plans.

In addition, employees of a commercial packaging site and a clinical services site are members of a multiemployer pension plan. For fiscal years 2011, 2010 and 2009, the Company, on behalf of its employees, contributed to the plan approximately $0.6 million, $0.7 million and $0.8 million, respectively, for retirement pension benefits associated with past and current employees. As of June 30, 2011 it is reasonably possible that we may withdraw from the plan, which is currently under funded. Our annual contributions may increase over the remainder of the contract period due its current funding shortfall or due to a future decision to withdraw from the plan.

The total expense for employee defined contribution retirement plans for the fiscal years ended June 30, 2011 and June 30, 2010 was $2.2 million and $1.4 million, respectively. The increase was attributable to the Company’s reinstatement of its profit sharing plan and matching contribution that was previously suspended and resumed in January 1, 2010.

The following table provides a reconciliation of the change in projected benefit obligation and fair value of plan assets for the defined benefit retirement and postretirement plans:

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(in millions)	2011	2010	2011	2010
Accumulated Benefit Obligation	$249.1	$243.4	$5.2	$5.7

Change in Benefit Obligation
Benefit obligation at beginning of year	$251.0	$241.5	$5.7	$5.2
Company service cost	2.7	2.3	—	—
Interest cost	12.6	13.4	0.2	0.2
Employee contributions	0.1	0.1	—	—
Plan amendments	—	0.2	—	—
Curtailments	—	—	—	—
Settlements	—	—	—	—
Special termination benefits	—	—	—	—
Divestitures	—	—	—	—
Business combinations	—	—	—	—
Benefits paid	(8.6)	(8.0)	(0.3)	(0.4)
Actual expenses	(0.1)	(0.1)	—	—
Actuarial (gain) loss	(20.5)	21.4	(0.4)	0.6
Exchange rate gain (loss)	19.8	(19.8)	—	0.1

Benefit obligation at end of year	$257.0	$251.0	$5.2	$5.7
Change in Plan Assets
Fair value of plan assets at beginning of year	$154.7	$140.7	$—	$—
Actual return on plan assets	16.8	23.2	—	—
Company contributions	9.5	8.6	0.3	0.4
Employee contributions	0.1	0.1	—	—
Settlements	—	—	—	—
Special company contributions to fund termination benefits
Divestitures	—	—	—	—
Business combinations	—	—	—	—
Benefits paid	(8.6)	(8.0)	(0.3)	(0.4)
Actual expenses	(0.1)	(0.1)	—	—
Exchange rate gain (loss)	10.5	(9.8)	—	—

Fair value of plan assets at end of year	$182.9	$154.7	$—	$—

Funded Status
Funded status at end of year	$(74.1)	$(96.3)	$(5.2)	$(5.7)
Employer contributions between measurement date and reporting date	—	—	—	—
Net pension asset (liability)	$(74.1)	$(96.3)	$(5.2)	$(5.7)

The following table provides a reconciliation of the net amount recognized in the Consolidated Balance Sheets:

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(in millions)	2011	2010	2011	2010
Amounts Recognized in Statement of Financial Position
Noncurrent assets	$0.6	$—	$—	$—
Current liabilities	(0.9)	(0.9)	(0.5)	(0.5)
Noncurrent liabilities	(73.8)	(95.4)	(4.7)	(5.2)

Total asset/(liability)	$(74.1)	$(96.3)	$(5.2)	$(5.7)

Amounts Recognized in Accumulated Other Comprehensive Income
Transition (asset)/obligation	$—	$—	$—	$—
Prior service cost	0.2	0.2	—	—
Net (gain)/loss	5.1	32.4	(0.5)	(0.1)

Total accumulated other comprehensive income at the end of the year	$5.3	$32.6	$(0.5)	$(0.1)

Additional Information for Plan with ABO in Excess of Plan Assets
Projected benefit obligation	$239.5	$236.3	$5.2	$5.7
Accumulated benefit obligation	$233.8	$230.9	$5.2	$5.7
Fair value of plan assets	$164.7	$140.5	$—	$—

Additional Information for Plan with PBO in Excess of Plan Assets
Projected benefit obligation	$239.5	$246.6	$5.2	$5.7
Accumulated benefit obligation	$233.8	$239.2	$5.2	$5.7
Fair value of plan assets	$164.7	$150.3	$—	$—

Components of Net Periodic Benefit Cost
Service Cost	$2.7	$2.3	$—	$—
Interest Cost	12.6	13.4	0.2	0.3
Expected return on plan assets	(9.3)	(8.5)	—	—
Amortization of unrecognized:
Transition (asset)/obligation	—	—	—	—
Prior service cost	—	—	—	—
Net (gain)/loss	0.9	1.6	—	—

Ongoing periodic cost	6.9	8.8	0.2	0.3
Settlement/Curtailment Expense/(Income)	—	—	—	—

Net periodic benefit cost	$6.9	$8.8	$0.2	$0.3

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(in millions)	2011	2010	2011	2010
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss arising during the year	$(28.0)	$6.8	$(0.5)	$0.6
Prior service cost (credit) during the year	—	0.2	—	—
Transition asset/(obligation) recognized during the year	—	—	—	—
Prior service cost recognized during the year	—	—	—	—
Net gain/(loss) recognized during the year	(0.9)	(1.6)	—	—
Exchange rate gain/(loss) recognized during the year	1.6	(2.7)	—	—

Total recognized in other comprehensive income	$(27.3)	$2.7	$(0.5)	$0.6
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income
Total recognized in net periodic benefit cost and other comprehensive income	$(20.4)	$11.5	$(0.2)	$0.9
Estimated Amounts to be Amortized from Accumulated Other Comprehensive Income into Net Periodic Benefit Cost in Financial Year 2012
Amortization of:
Transition (asset)/obligation	—	—	—	—
Prior service cost/(credit)	—	—	—	—
Net (gain)/loss	0.1	0.8	—	—
Financial Assumptions Used to Determine Benefit Obligations at the Balance Sheet Date
Discount rate (%)	5.21%	4.81%	4.49%	4.33%
Rate of compensation increases (%)	2.51%	2.53%	N/A	N/A
Financial Assumptions Used to Determine Net Periodic Benefit Cost for Financial Year
Discount rate (%)	4.81%	5.77%	4.33%	5.43%
Rate of compensation increases (%)	2.53%	2.54%	N/A	N/A
Expected long-term rate of return (%)	6.07%	6.23%	N/A	N/A
Expected Future Contributions
Financial Year
2012	$8.5		$0.5

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(in millions)	2011	2010	2011	2010
Expected Future Benefit Payments
Financial Year
2012	$8.6		$0.5
2013	9.8		0.5
2014	11.4		0.5
2015	10.1		0.5
2016	11.9		0.4
2017-2021	69.2		2.0

Actual Asset Allocation (%)
Equities	33.3%	32.2%	—	—
Government Bonds	19.6%	17.1%	—	—
Corporate Bonds	22.5%	25.6%	—	—
Property	3.4%	3.2%	—	—
Insurance Contracts	10.8%	8.3%	—	—
Other	10.4%	13.6%	—	—

Total	100.0%	100.0%	—	—
Actual Asset Allocation (Amount)
Equities	$60.7	$49.8	—	—
Government Bonds	35.9	26.4	—	—
Corporate Bonds	41.1	39.6	—	—
Property	6.3	5.0	—	—
Insurance Contracts	19.7	12.9	—	—
Other	19.2	21.0	—	—

Total	$182.9	$154.7	—	—
Target Asset Allocation (%)
Equities	32.9%	34.5%	—	—
Government Bonds	21.3%	17.3%	—	—
Corporate Bonds	23.7%	26.6%	—	—
Property	3.7%	3.3%	—	—
Insurance Contracts	8.3%	8.2%	—	—
Other	10.1%	10.1%	—	—

Total	100.0%	100.0%	—	—

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

Plan assets are recognized and measured at fair value in accordance with the accounting standards regarding fair value measurements. The following are valuation techniques used to determine the fair value of each major category of assets.

•	Short-term Investments, Equity securities, Fixed Income Securities, and Real Estate are valued using quoted market prices or other valuation methods, and thus are classified within Level 1 or Level 2.

•

Insurance Contracts and Other include investments with some observable and unobservable prices that are adjusted by cash contributions and distributions, and thus are classified within Level 2 or Level 3.

The following table provides a summary of plan assets that are measured in fair value as of June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Assets	Level 1	Level 2	Level 3
Equity Securities	$60.7	$5.5	$55.2	$—
Debt Securities	77.0	23.9	53.1	—
Real Estate	6.3	—	6.3	—
Other	38.9	—	16.6	22.3

Total	$182.9	$29.4	$131.2	$22.3

The following table provides a summary of plan assets that are measured in fair value as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Assets	Level 1	Level 2	Level 3
Equity Securities	$49.8	$5.0	$44.8	$—
Debt Securities	66.0	21.6	44.4	—
Real Estate	5.0	—	5.0	—
Other	33.9	—	14.8	19.1

Total	$154.7	$26.6	$109.0	$19.1

The following table provides a reconciliation of the beginning and ending balances of level 3 assets as well as the changes during the period attributable to assets held and those purchases, sales, settlements, contributions and benefits that were paid:

Total (Level 3)

Asset Category Allocations – June 30, 2011

Total ( Level 3) All figures in US Dollars (in millions)	Fair Value Measurement Using Significant Unobservable Inputs Total (Level 3)	Fair Value Measurement Using Significant Unobservable Inputs Insurance Contracts	Fair Value Measurement Using Significant Unobservable Inputs Other
Beginning Balance at June 30, 2010	$19.0	$4.2	$14.8
Actual return on plan assets:
Relating to assets still held at the reporting date	3.7	0.4	3.3
Relating to assets sold during the period	—	—	—
Purchases, sales, settlements, contributions and benefits paid	(0.4)	(0.2)	(0.2)
Transfers in and/or out of Level 3	—	—	—

Ending Balance at June 30, 2011	$22.3	$4.4	$17.9

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

At June 30,	Other Post-Retirement Benefits
(actual dollar amounts)	2011	2010
Assumed Healthcare Cost Trend Rates at the Balance Sheet Date
Healthcare cost trend rate – initial (%)
Pre 65	7.77%	8.35%
Post 65	8.15%	9.06%
Healthcare cost trend rate – ultimate (%)
Pre 65	5.15%	5.35%
Post 65	5.15%	5.35%
Year in which ultimate rates are reached
Pre 65	2017	2015
Post 65	2018	2017
Effect of 1% Change in Healthcare Cost Trend Rate
Healthcare cost trend rate up 1%
on APBO at balance sheet date	$309,410	$356,724
on total service and interest cost	14,243	16,869
Effect of 1% Change in Healthcare Cost Trend Rate
Healthcare cost trend rate down 1%
on APBO at balance sheet date	$(273,544)	$(315,731)
on total service and interest cost	(12,588)	(14,933)

11. RELATED PARTY TRANSACTIONS

Advisor Transaction and Management Fees

The Company entered into a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investor’s investment in Phoenix. The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the fiscal year ended June 30, 2011 and June 30, 2010, respectively, this management fee was approximately $10.6 million and $10.0 million. This fee was recorded as expense within selling, general and administrative expenses in the Consolidated Statements of Operations.

Other Related-Party Transactions

Certain facilities purchase gelatin and an Oral Technologies German subsidiary leases plant facilities, purchases other services and receives loans from time-to-time from a German company that is also the minority owner of an Oral Technologies German subsidiary. Gelatin purchases amounted to $27.6 million, $26.4 million and $25.7 million for fiscal years ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively. Rental payments amounted to $5.4 million, $5.1 million and $6.8 million and purchase services amounted to $6.1 million, $6.2 million and $5.8 million in the same period, respectively.

Klöckner Pentaplast, an affiliate with Blackstone, supplies the Company with raw materials, packaging materials and other supplies used in our operations. Purchases from Klöckner Pentaplast were approximately $2.0 million and $4.0 million for the fiscal year ended June 30, 2011 and June 30, 2010, respectively. We believe that these transactions were entered into in the ordinary course of our business and were conducted on an arm’s length basis.

The Company has a three year participation agreement with Core Trust Purchasing Group (“CPG”), which designates CPG as a supplier of an outsource service for indirect materials. The Company does not pay any fees to participate in this group arrangement, and can terminate participation at any time prior to the expiration of the agreement without penalty. The vendors separately pay fees to

CPG for access to CPG’s consortium of customers. Blackstone entered into an agreement with CPG whereby Blackstone receives a portion of the gross fees vendors pay to CPG based on the volume of purchases made between the Company and other participants. Purchases from CPG were approximately $6.2 million and $6.3 million for the fiscal year ended June 30, 2011 and 2010, respectively.

The Company participates in an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. In consideration for these services, the Company pays Equity Healthcare a fee of $2.00 per participating employee per month. As of June 30, 2011, we had approximately 2,300 employees enrolled in our health benefit plans in the United States. Equity Healthcare is an affiliate of Blackstone.

In addition, the Company does business with a number of other companies affiliated with Blackstone; we believe that all such arrangements have been entered into in the ordinary course of our business and have been conducted on an arm’s length basis.

12. EQUITY

Description of Capital Stock

The Company is authorized to issue 1,000 shares of capital stock, all of which are Common Stock, with a par value of $0.01 per share. In accordance with the Certificate of Incorporation of the Company, each share of Common Stock shall have one vote, and the Common Stock shall vote together as a single class. As of June 30, 2011, 100% of the outstanding shares of the capital stock of the Company have been issued to, and are held by, PTS Intermediate Holdings, LLC. In accordance with the By-Laws of the Company, the Board of Directors may declare dividends upon the stock of the Company as and when the Board deems appropriate.

Comprehensive Earnings/(Loss) and Accumulated Other Comprehensive Earnings/(Loss)

Comprehensive earnings/(loss) for the fiscal years ended June 30, 2011, June 30, 2010 and June 30, 2009 consist of:

(in millions)	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009
Net earnings/(loss) before allocation to noncontrolling interest	$(54.0)	$(289.6)	$(308.1)
Other comprehensive earnings/(losses):
Foreign currency translation adjustments	62.4	(21.5)	(164.8)
Net change in minimum pension liability	18.7	(1.3)	(24.8)
Deferred compensation	0.9	(0.3)	—
Change in unrealized gain/(loss) on derivatives	12.5	(29.9)	(6.9)

Comprehensive earnings/(loss)	94.5	(53.0)	(196.5)

Total comprehensive earnings/(loss) before allocation to noncontrolling interest	40.5	(342.6)	(504.6)
Comprehensive earnings/(loss) attributable to noncontrolling interest	5.3	(4.6)	(5.4)

Comprehensive gain/(loss) attributable to Catalent	$45.8	$(347.2)	$(510.0)

Accumulated other comprehensive earnings/(loss) for the fiscal years June 30, 2011, June 30, 2010 and June 30, 2009 consists of:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Deferred Compensation	Pension Liability Adjustments	Other Comprehensive Earnings/(Loss)
Balance at June 30, 2008	$214.2	$(12.5)	$—	$(0.7)	$201.0
Activity, net of tax	(164.8)	(6.9)		(24.8)	(196.5)

Balance at June 30, 2009	49.4	(19.4)	—	(25.5)	4.5
Activity, net of tax	(21.5)	(29.9)	(0.3)	(1.3)	(53.0)

Balance at June 30, 2010	27.9	(49.3)	(0.3)	(26.8)	(48.5)
Activity, net of tax	62.4	12.5	0.9	18.7	94.5

Balance at June 30, 2011	$90.3	$(36.8)	$0.6	$(8.1)	$46.0

13. EQUITY-BASED COMPENSATION

Company Plan

The Company’s stock-based compensation generally includes stock options and restricted stock units (RSUs). Shares issued relating to the Company’s stock-based plans is generally issued for the purpose of retaining key employees and directors of its subsidiaries. On September 8, 2010, the 2007 PTS Holding Corp Stock Incentive Plan (the 2007 Plan) was amended to increase the total number of shares that may be issued under the 2007 Plan from 76,000 shares to 81,407 shares, of which 3,882 shares are set aside for the granting of RSUs subject to adjustments in certain events, including equity restructuring. As of June 30, 2011, approximately 12,381 authorized shares are available for future awards under the Company’s stock-based compensation plans. The Company has adopted a form of non-statutory stock option agreement (the “Form Option Agreement”) for awards under the 2007 Plan. Under the Form Agreement, certain stock option awards will vest over a five-year period of time contingent solely upon the participants’ continued employment with the Company. Other stock option awards will vest over a specified performance period from the grant date upon achievement of pre-determined operating performance targets over time, while others are marked-based awards and vest upon The Blackstone Group’s realization of certain internal rates of return goals and the occurrence of a liquidity event subject to certain other performance criteria. The Form Option Agreement includes certain forfeitures provisions upon a participant’s separation from service with the Company.

Stock Compensation Expense

Stock compensation expense recognized in the consolidated statements of income was $ 3.9 million, $2.6 million and $(0.3) million in fiscal years 2011, 2010 and 2009, respectively. All stock compensation expense is classified in selling, general and administrative expenses. Stock compensation expense is based on awards expected to vest, and therefore has been reduced by estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. As of June 30, 2011, $ 6.6 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 2.4 years.

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

Year Ended June 30,
	2011	2010	2009
Expected volatility	29% - 30%	30% - 32%	30% - 33%
Expected life (in years)	6.5 - 7.5	6.5 - 7.5	6.5 - 7.5
Risk-free interest rates	2.7% - 3.2%	3.2% - 3.5%	3.0% - 3.7%
Dividend yield	None	None	None

The Company’s expected volatility assumption is based on the historical volatility of closing share price of a comparable peer group and other factors. The expected life assumption is primarily based on the “simplified method” which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate for the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average grant-date fair value of stock options in 2011, 2010 and 2009 was $240.77 per share, $136.11 per share and $168.11 per share, respectively

The following table summarizes stock option activity and shares outstanding for the years ended June 30, 2011, June 30, 2010 and June 30, 2009. The exercise price and aggregate intrinsic value are presented on an actual dollar value basis.

		Time			Performance			Market
	Weighted Average Exercise Price	Number of shares	WA Contractual Term	Aggregate Intrinsic Value	Number of shares	WA Contractual Term	Aggregate Intrinsic Value	Number of shares	WA Contractual Term	Aggregate Intrinsic Value
Outstanding as of June 30, 2009	$911.57	26,047	—	$—	17,155	—	$—	24,648	—	$—
Granted	$750.00	34,277	—	—	11,605	—	—	27,873	—	—
Exercised	$—	—	—	—	—	—	—	—	—	—
Forfeited	$893.54	(7,205)	—	—	(2,522)	—	—	(2,801)	—	—
Expired / Cancelled	$904.08	(17,079)	—	—	(14,822)	—	—	(22,312)	—	—
Outstanding as of June 30, 2010	$760.83	36,040	9.1	$3,143,730	11,416	9.4	$1,027,530	27,408	9.4	$2,466,540
Granted	$850.00	5,587	10.0	—	1,266	10.0	—	2,509	10.0	—
Exercised	$—	—	—	—	—	—	—	—	—	—
Forfeited	$750.00	(4,886)	—	—	(2,130)	—	—	(9,060)	—	—
Expired / Cancelled	$902.19	(1,964)	—	—	(160)	—	—	—	—	—
Outstanding as of June 30, 2011	$772.00	34,777	8.3	$9,206,150	10,392	8.5	$2,922,760	20,857	8.5	$5,828,590
Expected to vest as of June 30, 2011	$772.39	32,914	8.3	$8,543,660	9,723	8.5	$2,701,170	17,542	8.5	$4,859,930
Vested and exercisable as of June 30, 2011	$791.10	9,056	7.5	$2,175,990	1,898	8.4	$550,420	—	—	$—

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

The following table summarizes non-vested RSU activity for the year ended June 30, 2011.

(share units)	RSUs units	Weighted-average grant-date fair value
Unvested RSUs at June 30, 2009	2,000	$750.00
Granted	1,000	$750.00
Vested	(400)	$750.00
Forfeited	—	—
Unvested RSUs at June 30, 2010	2,600	$750.00
Granted	—	—
Vested	(600)	$750.00
Forfeited	—	—

Unvested RSUs at June 30, 2011	2,000	$750.00

As of June 30, 2011, $0.57 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 2.1 years. The weighted-average grant-date fair value of RSUs in 2011, 2010 and 2009 was $0.0 million, $0.75 million and $1.5 million, respectively. The fair value of RSUs and restricted stock vested in 2011, 2010 and 2009 was $0.5 million, $0.3 million and $0.0 million, respectively.

14. COMMITMENTS AND CONTINGENT LIABILITIES

The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2011 are:

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total
Minimum rental payments	$14.9	$12.1	$6.3	$3.3	$2.1	$0.9	$39.6

Rental expense relating to operating leases was approximately $16.3 million, $18.8 million and $14.3 million for the fiscal years ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively. Sublease rental income was not material for any period presented herein. We are also party to a capital lease obligation which extends through 2027 for a building leased by a US based Development & Clinical Services site.

Other Matters

On March 24, 2011, a Packaging Services manufacturing operation located in Corby, United Kingdom was damaged by a fire. All employees and contractors on site were safely evacuated with no injuries reported. The Company recorded expense for inventory that was damaged and additional costs associated with transition activities in the income statement line item Property and casualty losses within continuing operations. For the year ended June 30, 2011, the Company recorded $11.3 million of expense, net of insurance recoveries, to operating expense. The Company has comprehensive insurance coverage which covers business interruption and property damage. For the year ended June 30, 2011, the Company recognized business interruption insurance proceeds related to lost profits of $1.9 million. Future impairment charges, capital expenditures and non-recurring expenses may be required in subsequent periods as more information becomes available and the Company finalizes and executes on its strategic plans in response to the losses. Although the Company expects insurance proceeds to eventually cover a substantial portion of losses related to the fire, generally accepted accounting principles require the Company to record a charge to income with respect to the affected assets. While the Company is working diligently with its insurance providers, no determination has been made as to the total amount of the associated charges or timing of the receipt of insurance proceeds.

The Company, along with several pharmaceutical companies, is named as a defendant in two hundred and sixty-six pending civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including making a determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

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

15. SEGMENT INFORMATION

The Company conducts its business within the following operating segments: Softgel Technologies, Modified Release Technologies, Sterile Technologies, Packaging Services and Development & Clinical Services. The Softgel and Modified Release Technology operating segments are aggregated into one reportable operating segment – Oral Technologies. The Company evaluates the performance of its segments based on segment earnings before noncontrolling interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”). EBITDA from continuing operations is consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense, depreciation and amortization and is adjusted for the income or loss attributable to non controlling interest. The Company’s presentation of Segment EBITDA and EBITDA from continuing operations may not be comparable to similarly-titled measures used by other companies.

The following tables include net revenue and EBITDA during the fiscal year ended June 30, 2011, June 30, 2010 and June 30, 2009:

(in millions)	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009
Oral Technologies
Net revenue	$1,114.4	$1,067.9	$1,005.7
Segment EBITDA	299.5	265.8	225.0
Sterile Technologies
Net revenue	219.8	218.9	213.7
Segment EBITDA	31.0	26.8	25.3
Packaging Services
Net revenue	157.2	203.4	217.6
Segment EBITDA	5.0	11.9	0.4
Development and Clinical Services
Net revenue	175.3	160.0	155.4
Segment EBITDA	34.0	27.2	13.7

Inter-segment revenue elimination	(26.4)	(24.0)	(30.8)
Unallocated Costs(1)	(103.8)	(295.7)	(183.5)

Combined Total
Net revenue	1,640.3	1,626.2	1,561.6
EBITDA from continuing operations	$265.7	$36.0	$80.9

(1)	Unallocated costs include special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009
Impairment charges and (gain)/loss on sale of assets	$(3.6)	$(234.8)	$(175.8)
Equity compensation	(3.9)	(2.6)	0.3
Restructuring and other special items	(27.0)	(36.3)	(21.1)
Property and casualty losses	(11.6)	—	—
Sponsor advisory fee	(10.6)	(10.0)	(10.0)
Noncontrolling interest	(3.9)	(2.6)	0.6
Other income (expense), net	(27.3)	5.4	14.4
Non-allocated corporate costs, net	(15.9)	(14.8)	8.1

Total unallocated costs	$(103.8)	$(295.7)	$(183.5)

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA:

(in millions)	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2009
Earnings/(loss) from continuing operations	$(39.5)	$(267.7)	$(251.5)
Depreciation and amortization	119.5	123.7	132.9
Interest expense, net	165.5	161.0	181.7
Income tax benefit/(expense)	24.1	21.6	17.2
Noncontrolling interest	(3.9)	(2.6)	0.6

EBITDA from continuing operations	$265.7	$36.0	$80.9

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial Statements:

Assets

(in millions)	June 30, 2011	June 30, 2010
Oral Technologies	$2,540.6	$2,318.3
Sterile Technologies	252.5	216.1
Packaging Services	135.3	133.4
Development and Clinical Services	177.7	146.4
Corporate and eliminations	(274.9)	(139.4)
Assets held for sale	—	52.6

Total assets	$2,831.2	$2,727.4

The following tables include depreciation and amortization expense and capital expenditures for the fiscal years ended June 30, 2011, June 30, 2010 and June 30, 2009 for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial statements:

Depreciation and Amortization Expense

(in millions)	Fiscal Year Ended 2011	Fiscal Year Ended 2010	Fiscal Year Ended 2009
Oral Technologies	$80.5	$79.9	$84.2
Sterile Technologies	16.8	17.9	20.8
Packaging Services	5.8	8.4	10.8
Development and Clinical Services	8.9	8.2	9.9
Corporate	7.5	9.3	7.2

Total depreciation and amortization expense	$119.5	$123.7	$132.9

Capital Expenditures

(in millions)	Fiscal Year Ended 2011	Fiscal Year Ended 2010	Fiscal Year Ended 2009
Oral Technologies	$41.9	$49.5	$44.1
Sterile Technologies	23.1	11.5	16.8
Packaging Services	6.9	3.7	9.0
Development and Clinical Services	13.6	4.6	5.0
Corporate	7.2	4.0	3.3

Total capital expenditures	$92.7	$73.3	$78.2

The following table presents revenue and long-lived assets by geographic area:

	Net Revenue			Long-Lived Assets(1)
(in millions)	Fiscal Year Ended 2011	Fiscal Year Ended 2010	Fiscal Year Ended 2009	As of June 30, 2011	As of June 30, 2010
United States	$602.7	$609.0	$615.3	$724.7	$730.5
Europe	842.2	832.0	781.4	962.1	881.8
International other	216.4	208.0	187.1	269.3	239.8
Eliminations	(21.0)	(22.8)	(22.2)	—	—

Total	$1,640.3	$1,626.2	$1,561.6	$1,956.1	$1,852.1

(1)	Long-lived assets include property and equipment, net of accumulated depreciation; intangible assets, net of accumulated amortization; and goodwill.

16. SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at June 30, 2011 and June 30, 2010 are detailed in the following tables:

Inventories

Work-in-process and finished goods inventories include raw materials, labor and overhead. Total inventories consisted of the following:

(in millions)	June 30, 2011	June 30, 2010
Raw materials and supplies	$75.4	$79.4
Work-in-process	26.1	25.6
Finished goods	49.0	49.5

Total inventory, gross	150.5	154.5
Inventory reserves	(10.8)	(18.0)

Total inventory, net	$139.7	$136.5

Prepaid and other assets

Prepaid and other assets consist of the following:

(in millions)	June 30, 2011	June 30, 2010
Prepaid expenses	$17.0	$18.1
Spare parts	11.0	11.8
Deferred taxes	20.0	17.5
Other current assets	56.0	45.3

Total prepaid and other assets	$104.0	$92.7

Property and Equipment

Property and equipment consist of the following:

(in millions)	June 30, 2011	June 30, 2010
Land, buildings and improvements	$451.8	$389.7
Machinery and equipment	558.7	492.0
Furniture and fixtures	11.7	8.5
Construction in progress	53.6	69.0

Property and equipment, at cost	1,075.8	959.2
Accumulated depreciation	(316.3)	(239.8)

Property and equipment, net	$759.5	$719.4

Other Assets – Non current

Other assets consist of the following:

(in millions)	June 30, 2011	June 30, 2010
Deferred debt financing costs	$26.0	$34.3
Other	10.7	7.4

Total other assets	$36.7	$41.7

Other Accrued Liabilities

Other accrued liabilities consist of the following:

(in millions)	June 30, 2011	June 30, 2010
Accrued employee-related expenses	$83.6	$70.1
Restructuring accrual	8.7	14.3
Deferred income taxes	0.7	0.2
Accrued interest	19.5	17.8
Interest rate swaps	23.5	24.0
Deferred revenue and fees	17.1	19.6
Accrued income tax	22.3	28.2
Other accrued liabilities and expenses	51.8	42.7

Total other accrued liabilities	$227.2	$216.9

Allowance for Doubtful Accounts

Trade receivables Allowance for Doubtful Accounts activity as follows:

(in millions)	June 30, 2011	June 30, 2010	June 30, 2009
Trade receivables allowance for doubtful accounts
Beginning balance	$3.9	$3.3	$5.4
Charged to costs and expenses	0.5	1.6	0.9
Deductions	—	(1.0)	(3.0)

Ending balance	$4.4	$3.9	$3.3

Inventory Reserve

Inventories reserve activity as follows:

(in millions)	June 30, 2011	June 30, 2010	June 30, 2009
Inventory reserve
Beginning balance	$18.0	$19.0	$16.9
Charged to costs and expenses	7.8	16.4	12.8
Deductions	(15.0)	(17.4)	(10.7)

Ending balance	$10.8	$18.0	$19.0

17. SUBSEQUENT EVENTS

On August 23, 2011, the Company announced that the Company and Aptuit, LLC, a Delaware limited liability company (“Aptuit”), had entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) dated as of August 19, 2011. Pursuant to the terms and subject to the conditions of the Stock Purchase Agreement, the Company will acquire Aptuit’s Clinical Trial Supplies business (the “CTS Business”) by purchasing all of the outstanding shares of capital stock of Aptuit Holdings, Inc. (“Holdings”), a wholly-owned subsidiary of Aptuit, for cash consideration of $410 million on a cash and debt free basis.

The purchase price is subject to possible upward or downward adjustment based on certain provisions in the Stock Purchase Agreement relating to working capital and indebtedness. In addition, the purchase price is subject to possible downward adjustment based on certain provisions in the Stock Purchase Agreement relating to earnings before interest, taxes, depreciation and amortization of the CTS Business’s facilities.

The acquisition is conditioned upon the consummation of a restructuring by Aptuit, whereby Aptuit will transfer non-CTS Business assets and liabilities from Holdings and its subsidiaries to Aptuit and its subsidiaries, such that after the restructuring Holdings and its subsidiaries will solely hold and operate the CTS Business. The completion of the Acquisition is also subject to customary conditions, including expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, certain anti-competition filings in foreign jurisdictions, no injunctions or illegality, and no material adverse effect with respect to the CTS Business having occurred. The acquisition is not subject to any financing condition and is expected to close by the end of calendar year 2011.

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

The following condensed financial information presents the Company’s Consolidating Balance Sheet as of June 30, 2011 and as of June 30, 2010 and the Consolidating Statements of Operations for the years ended June 30, 2011 and June 30, 2010 and Cash Flows for the years ended June 30, 2011, June 30, 2010 and June 30, 2009: (a) Catalent Pharma Solutions, Inc. (“Issuer” and/or “Parent”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Year Ended June 30, 2011

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$602.7	$1,058.3	$(20.7)	$1,640.3
Cost of products sold	—	374.6	767.9	(20.7)	1,121.8

Gross margin	—	228.1	290.4	—	518.5
Selling, general and administrative expenses	3.9	190.8	116.5	—	311.2
Impairment charges and (gain)/loss on sale of assets	0.2	3.4	—	—	3.6
Restructuring and other	—	7.0	7.7	—	14.7
Property and casualty losses	—	0.3	11.3	—	11.6

Operating earnings, income/(loss)	(4.1)	26.6	154.9	—	177.4
Interest expense, net	161.0	2.2	2.3	—	165.5
Other (income)/expense, net	(108.4)	(461.1)	72.7	524.1	27.3

Earnings/(loss) from continuing operations before income taxes	(56.7)	485.5	79.9	(524.1)	(15.4)
Income tax (benefit)/expense	(3.2)	3.9	23.4	—	24.1

Earnings/(loss) from continuing operations	(53.5)	481.6	56.5	(524.1)	(39.5)
Loss from discontinued operations	(0.5)	18.5	(28.6)	—	(10.6)

Net earnings/(loss)	(54.0)	500.1	27.9	(524.1)	(50.1)
Less: Net earnings/(loss) attributable to noncontrolling interest	—	—	3.9	—	3.9

Net earnings/(loss) attributable to Catalent	$(54.0)	$500.1	$24.0	$(524.1)	$(54.0)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Year Ended June 30, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$593.3	$1,031.6	$1.3	$1,626.2
Cost of products sold	—	383.2	775.4	1.3	1,159.9

Gross margin	—	210.1	256.2	—	466.3
Selling, general and administrative expenses	2.6	183.7	111.1	—	297.4
Impairment charges and (gain)/loss on sale of assets	20.0	200.3	14.5	—	234.8
Restructuring and other	—	11.2	13.4	—	24.6

Operating earnings, income/(loss)	(22.6)	(185.1)	117.2	—	(90.5)
Interest expense, net	157.0	0.4	3.6	—	161.0
Other (income)/expense, net	101.7	(136.3)	(196.5)	225.7	(5.4)

Earnings/(loss) from continuing operations before income taxes	(281.3)	(49.2)	310.1	(225.7)	(246.1)
Income tax (benefit)/expense	8.3	7.4	5.9	—	21.6

Earnings/(loss) from continuing operations	(289.6)	(56.6)	304.2	(225.7)	(267.7)
Loss from discontinued operations	—	(15.5)	(7.5)	3.7	(19.3)

Net earnings/(loss)	(289.6)	(72.1)	296.7	(222.0)	(287.0)
Net earnings/(loss) attributable to noncontrolling interest	—	—	2.6	—	2.6

Net earnings/(loss) attributable to Catalent	$(289.6)	$(72.1)	$294.1	$(222.0)	$(289.6)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Year Ended June 30, 2009

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$595.3	$960.1	$6.2	$1,561.6
Cost of products sold	—	408.3	752.2	6.1	1,166.6

Gross margin	—	187.0	207.9	0.1	395.0
Selling, general and administrative expenses	(0.3)	162.0	108.1	—	269.8
Impairment charges and (gain)/loss on sale of assets	(4.1)	151.2	28.7	—	175.8
Restructuring and other	—	13.6	2.8	—	16.4

Operating earnings, income/(loss)	4.4	(139.8)	68.3	0.1	(67.0)
Interest expense, net	179.7	0.4	1.6	—	181.7
Other (income)/expense, net	121.4	(31.2)	77.5	(182.1)	(14.4)

Earnings/(loss) from continuing operations before income taxes	(296.7)	(109.0)	(10.8)	182.2	(234.3)
Income tax (benefit)/expense	11.4	(1.1)	6.9	—	17.2

Earnings/(loss) from continuing operations	(308.1)	(107.9)	(17.7)	182.2	(251.5)
Loss from discontinued operations	—	(44.1)	(15.6)	2.5	(57.2)

Net earnings/(loss)	(308.1)	(152.0)	(33.3)	184.7	(308.7)
Net earnings/(loss) attributable to noncontrolling interest	—	—	(0.6)	—	(0.6)

Net earnings/(loss) attributable to Catalent	$(308.1)	$(152.0)	$(32.7)	$184.7	$(308.1)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2011

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$3.6	$33.4	$168.1	$—	$205.1
Trade receivables, net	—	84.0	190.8	—	274.8
Intercompany receivables	—	712.9	978.9	(1,691.8)	—
Inventories, net	—	32.0	107.7	—	139.7
Prepaid expenses and other	24.4	31.0	48.6	—	104.0
Assets held for sale	—	—	—	—	—

Total current assets	28.0	893.3	1,494.1	(1,691.8)	723.6
Property and equipment, net	—	321.3	438.2	—	759.5
Goodwill, net	—	308.1	597.9	—	906.0
Other intangibles, net	—	95.5	195.1	—	290.6
Investment in subsidiaries	3,323.3	—	—	(3,321.9)	1.4
Inter-company loan receivable	—	—	—	—	—
Deferred income taxes	22.3	68.1	24.4	—	114.8
Other assets	27.5	4.4	4.9	(1.5)	35.3

Total assets	$3,401.1	$1,690.7	$2,754.6	$(5,015.2)	$2,831.2

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.4	$1.7	$12.6	$—	$28.7
Accounts payable	—	33.4	95.7	—	129.1
Intercompany accounts payable	1,206.7	—	—	(1,206.7)	—
Other accrued liabilities	49.1	78.4	99.7	—	227.2
Liabilities held for sale	—	—	—	—	—

Total current liabilities	1,270.2	113.5	208.0	(1,206.7)	385.0
Long-term obligations, less current portion	2,300.1	8.7	9.8	—	2,318.6
Intercompany long-term debt	69.2	1.7	414.3	(485.2)	—
Pension liability	—	17.0	61.5	—	78.5
Deferred income taxes	27.1	102.9	62.7	—	192.7
Other liabilities	18.5	22.4	25.4	—	66.3
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,082.0	—	—	—	1,082.0
Shareholder’s equity	—	1,428.8	1,894.5	(3,323.3)	—
Accumulated deficit	(1,341.7)	—	—	—	(1,341.7)
Accumulated other comprehensive income/(loss)	(24.3)	(4.3)	74.6	—	46.0

Total shareholder’s equity	(284.0)	1,424.5	1,969.1	(3,323.3)	(213.7)

Noncontrolling interest	—	—	3.8	—	3.8

Total equity	(284.0)	1,424.5	1,972.9	(3,323.3)	(209.9)

Total liabilities and shareholder’s equity	$3,401.1	$1,690.7	$2,754.6	$(5,015.2)	$2,831.2

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$17.7	$31.7	$114.6	$—	$164.0
Trade receivables, net	—	70.7	166.0	—	236.7
Intercompany receivables	—	247.8	644.1	(891.9)	—
Inventories, net	—	34.0	102.5	—	136.5
Prepaid expenses and other	22.4	25.1	45.2	—	92.7
Assets held for sale	—	17.7	34.9	—	52.6

Total current assets	40.1	427.0	1,107.3	(891.9)	682.5
Property and equipment, net	—	321.0	398.4	—	719.4
Goodwill, net	—	308.0	540.9	—	848.9
Other intangibles, net	—	102.4	194.2	—	296.6
Investment in subsidiaries	2,799.1	—	—	(2,797.4)	1.7
Deferred income taxes	7.7	97.9	32.7	—	138.3
Other assets	36.0	4.2	1.4	(1.6)	40.0

Total assets	$2,882.9	$1,260.5	$2,274.9	$(3,690.9)	$2,727.4

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$13.9	$6.2	$10.1	$—	$30.2
Accounts payable	—	23.8	96.5	—	120.3
Intercompany accounts payable	682.1	—	—	(682.1)	—
Other accrued liabilities	42.9	85.3	88.7	—	216.9
Liabilities held for sale	—	3.0	11.6	—	14.6

Total current liabilities	738.9	118.3	206.9	(682.1)	382.0
Long-term obligations, less current portion	2,220.8	1.4	17.6	—	2,239.8
Intercompany long-term debt	34.3	58.5	116.9	(209.7)	—
Pension liability	—	20.8	79.8	—	100.6
Deferred income taxes	11.3	122.6	64.8	—	198.7
Other liabilities	30.8	16.8	22.2	—	69.8
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,074.2	—	—	—	1,074.2
Shareholder’s equity	—	930.8	1,868.3	(2,799.1)	—
Accumulated deficit	(1,287.7)	—	—	—	(1,287.7)
Accumulated other comprehensive income/(loss)	60.3	(8.7)	(100.1)	—	(48.5)

Total shareholder’s equity	(153.2)	922.1	1,768.2	(2,799.1)	(262.0)

Noncontrolling interest	—	—	(1.5)	—	(1.5)

Total equity	(153.2)	922.1	1,766.7	(2,799.1)	(263.5)

Total liabilities and shareholder’s equity	$2,882.9	$1,260.5	$2,274.9	$(3,690.9)	$2,727.4

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended June 30, 2011

(in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/loss	$(54.0)	$500.0	$28.0	$(524.1)	$(50.1)
Loss from discontinued operations	(0.5)	18.5	(28.6)	—	(10.6)

Earnings/(loss) from continuing operations	(53.5)	481.5	56.6	(524.1)	(39.5)
Adjustments to reconcile earnings/(loss) from continued operations to net cash from operations:
Depreciation and amortization	—	52.0	67.5	—	119.5
Unrealized foreign currency transaction (gains)/ losses, net	(8.5)	(1.9)	23.6	—	13.2
Amortization of debt financing costs	10.0	—	—	—	10.0
Deferral of interest through utilization of PIK	—	—	—	—	—
Asset impairments and (gain)/loss on sale of assets	0.2	3.4	—	—	3.6
Equity compensation	3.9	—	—	—	3.9
Income from subsidiaries	(524.1)	—	—	524.1	—
Provision/(benefit) for deferred income taxes	(0.9)	1.2	6.2	—	6.5
Provisions for bad debts and inventory	—	4.2	4.0	—	8.2
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	(13.4)	(4.1)	—	(17.5)
Decrease/(Increase) in inventories	—	(2.1)	3.5	—	1.4
Increase/(Decrease) in accounts payable	—	9.6	(11.5)	—	(1.9)
Other accrued liabilities and operating items, net	15.4	8.3	(7.6)	—	7.3

Net cash provided by / (used in) operating activities from continuing operations	(557.5)	542.8	129.4	—	114.7
Net cash provided by/(used in) operating activities from discontinued operations	—	0.7	(15.7)	—	(15.0)

Net cash provided by / (used in) operating activities	(557.5)	543.5	113.7	—	99.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	0.3	3.9	—	4.2
Acquisitions of property and equipment and other productive assets	—	(38.2)	(54.5)	—	(92.7)

Net cash provided by/(used in) investing activities from continuing operations	—	(37.9)	(50.6)	—	(88.5)
Net cash provided by/(used in) investing activities from discontinued operations	—	12.0	26.1	—	38.1

Net cash provided by/(used in) investing activities	—	(25.9)	(24.5)	—	(50.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	464.1	(515.9)	51.8	—	—
Net change in short-term borrowings	(4.5)	—	1.2	—	(3.3)
Repayments of revolver credit facility	—	—	—	—
Borrowings from revolver credit facility	—	—	—	—	—
Repayments in long-term obligations	(14.2)	(0.1)	(9.8)	—	(24.1)
Distribution to noncontrolling interest holder	—	—	(2.6)	—	(2.6)
Equity (redemption) contribution	3.9	—	—	—	3.9

Net cash (used in)/ provided by financing activities from continuing operations	449.3	(516.0)	40.6	—	(26.1)
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	449.3	(516.0)	40.6		(26.1)

Effect of foreign currency on cash	94.1	—	(76.2)	—	17.9

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(14.1)	1.6	53.6	—	41.1
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	17.7	31.8	114.5	—	164.0

CASH AND EQUIVALENTS AT END OF PERIOD	$3.6	$33.4	$168.1	$—	$205.1

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended June 30, 2010

(in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/loss	$(289.6)	$(72.1)	$296.7	$(222.0)	$(287.0)
Loss from discontinued operations	—	(15.6)	(3.7)	—	(19.3)

Earnings/(loss) from continuing operations	(289.6)	(56.5)	300.4	(222.0)	(267.7)
Adjustments to reconcile earnings/(loss) from continued operations to net cash from operations:
Depreciation and amortization	—	57.7	66.0	—	123.7
Unrealized foreign currency transaction (gains)/ losses, net	1.2	0.5	(30.0)	—	(28.3)
Amortization of debt financing costs	9.6	—	—	—	9.6
Deferral of interest through utilization of PIK	59.4	—	—	—	59.4
Asset impairments and (gain)/loss on sale of assets	20.0	200.3	14.5	—	234.8
Equity compensation	2.6	—	—	—	2.6
Income from subsidiaries	(222.0)	—	—	222.0	—
Provision/(benefit) for deferred income taxes	1.1	5.7	(17.0)	—	(10.2)
Provisions for bad debts and inventory	—	4.4	12.7	—	17.1
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	6.6	0.5	—	7.1
Decrease/(Increase) in inventories	—	10.0	8.7	—	18.7
Increase/(Decrease) in accounts payable	—	(7.6)	16.9	—	9.3
Other accrued liabilities and operating items, net	65.8	(55.7)	51.2	—	61.3

Net cash provided by/(used in) operating activities from continuing operations	(351.9)	165.4	423.9	—	237.4
Net cash provided by/(used in) operating activities from discontinued operations	—	(6.6)	3.0	—	(3.6)

Net cash provided by/(used in) operating activities	(351.9)	158.8	426.9	—	233.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	0.6	0.7	—	1.3
Additions to property and equipment	—	(16.1)	(57.2)	—	(73.3)

Net cash provided by/(used in) investing activities from continuing operations	—	(15.5)	(56.5)	—	(72.0)
Net cash provided by/(used in) investing activities from discontinued operations	—	8.5	(3.2)	—	5.3

Net cash provided by/(used in) investing activities	—	(7.0)	(59.7)	—	(66.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	502.3	(122.7)	(379.6)	—	—
Net change in short-term borrowings	(0.3)	—	1.4	—	1.1
Repayments of revolver credit facility	(36.0)	—	—	—	(36.0)
Borrowings from revolver credit facility	—	—	—	—	—
Repayments in long-term obligations	(14.1)	(1.6)	(5.0)	—	(20.7)
Distribution to noncontrolling interest holder	—	—	(1.7)	—	(1.7)
Equity (redemption) contribution	0.6	—	—	—	0.6

Net cash (used in)/ provided by financing activities from continuing operations	452.5	(124.3)	(384.9)	—	(56.7)
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	452.5	(124.3)	(384.9)	—	(56.7)

Effect of foreign currency on cash	(83.1)	—	72.8	—	(10.3)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	17.5	27.5	55.1	—	100.1
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	0.2	4.2	59.5	—	63.9

CASH AND EQUIVALENTS AT END OF PERIOD	$17.7	$31.7	$114.6	$—	$164.0

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended June 30, 2009

(in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/loss	$(308.1)	$(152.0)	$(33.3)	$184.7	$(308.7)
Loss from discontinued operations	—	(44.2)	(13.0)	—	(57.2)

Earnings/(loss) from continuing operations	(308.1)	(107.8)	(20.3)	184.7	(251.5)
Adjustments to reconcile earnings/(loss) from continued operations to net cash from operations:
Depreciation and amortization	—	69.1	63.8	—	132.9
Unrealized foreign currency transaction (gains)/ losses, net	(50.4)	0.6	20.2	—	(29.6)
Amortization of debt financing costs	9.6	—	—	—	9.6
Asset impairments and (gain)/loss on sale of assets	(4.1)	151.2	28.7	—	175.8
Equity compensation	(0.3)	—	—	—	(0.3)
Income from subsidiaries	184.7	—	—	(184.7)	—
Provision/(benefit) for deferred income taxes	11.4	(3.0)	(11.6)	—	(3.2)
Provisions for bad debts and inventory	—	5.3	8.9	—	14.2
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	37.0	(2.9)	—	34.1
Decrease/(Increase) in inventories	—	(2.5)	(8.1)	—	(10.6)
Increase/(Decrease) in accounts payable	—	(7.5)	8.3	—	0.8
Other accrued liabilities and operating items, net	28.2	(21.5)	(13.7)	—	(7.0)

Net cash provided by / (used in) operating activities from continuing operations	(129.0)	120.9	73.3	—	65.2
Net cash provided by/(used in) operating activities from discontinued operations	—	5.5	5.5	—	11.0

Net cash provided by / (used in) operating activities	(129.0)	126.4	78.8	—	76.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	—	—	2.0	—	2.0
Additions to property and equipment	—	(22.5)	(55.7)	—	(78.2)

Net cash provided by/(used in) investing activities from continuing operations	—	(22.5)	(53.7)	—	(76.2)
Net cash provided by/( used in) investing activities from discontinued operations	—	(4.5)	(3.6)	—	(8.1)

Net cash provided by/(used in) investing activities	—	(27.0)	(57.3)	—	(84.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	108.8	(105.7)	(3.1)	—	—
Net change in short-term borrowings	(0.3)	—	(1.1)	—	(1.4)
Repayments of revolver credit facility	(68.0)	—	—	—	(68.0)
Borrowings from revolver credit facility	104.0	—	—	—	104.0
Repayments in long-term obligations	(14.2)	(1.5)	(7.1)	—	(22.8)
Distribution to noncontrolling interest holder	—	—	(3.3)	—	(3.3)
Equity (redemption) contribution	(1.3)	—	—	—	(1.3)

Net cash (used in)/ provided by financing activities from continuing operations	129.0	(107.2)	(14.6)	—	7.2
Net cash provided by/(used in) from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	129.0	(107.2)	(14.6)		7.2

Effect of foreign currency on cash	—	—	(7.6)	—	(7.6)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	—	(7.8)	(0.7)	—	(8.5)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	—	12.2	60.2	—	72.4

CASH AND EQUIVALENTS AT END OF PERIOD	$—	$4.4	$59.5	$—	$63.9

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2011 the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2011 In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2011

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

ITEM 9B.	OTHER INFORMATION

Item 9B is not applicable and has been omitted.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of the Registrant

The following table sets forth information about our executive officers and directors including their respective ages as of September 1, 2011:

Name	Age	Position
John R. Chiminski	47	President & Chief Executive Officer and Director
Matthew Walsh	45	Senior Vice President and Chief Financial Officer
Scott Houlton	44	President, Development and Clinical Services
David Heyens	55	President, Oral Technologies - Softgel
Ian Muir	45	President, Oral Technologies - Modified Release Technology
Barry Littlejohns	45	President, Medication Delivery Solutions
William Downie	44	Senior Vice President, Global Marketing & Sales
Sharon Johnson	47	Senior Vice President, Global Quality and Regulatory Affairs
Samrat S. Khichi	43	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Stephen Leonard	49	Senior Vice President, Global Operations
Kurt Nielsen	44	Senior Vice President, Innovation & Growth and Chief Technology Officer
Roy Satchell	52	Senior Vice President, Information Technology
Lance Miyamoto	56	Senior Vice President, Human Resources
Cornell Stamoran	43	Vice President, Strategy and Corporate Development
Charles Silvey	52	Vice President, Internal Audit & Finance Operations
Chinh E. Chu	44	Director
Michael Dal Bello	40	Director
Peter Baird	45	Director
Bruce McEvoy	34	Director
Paul Clark	64	Director
James Quella	61	Director
Melvin D. Booth	66	Director
Arthur J. Higgins	55	Director

John R. Chiminski has led Catalent as President and Chief Executive Officer since March 2009. Mr. Chiminski brings to Catalent a diversified business background that includes lean manufacturing, supply chain, research and development, customer service, and global business management, with a focus on customers and growth. He joined Catalent after more than 20 years of experience at GE Healthcare in engineering, operations, and senior leadership roles. From 2007 to 2009, Mr. Chiminski was President and Chief Executive Officer of GE Medical Diagnostics, a global business with sales of $1.9 billion. From 2005 to 2007, he served as Vice President and General Manager of GE Healthcare’s Global Magnetic Resonance Business, and from 2001 to 2005, as Vice President and General Manager of Global Healthcare Services. Earlier at GE, he held a series of cross-functional leadership positions in both manufacturing and engineering, including a GE Medical Systems assignment in France. Mr. Chiminski holds a BS from Michigan State University and an MS from Purdue University, both in electrical engineering, as well as a Master in Management degree from the Kellogg School of Management at Northwestern University. He is on the Board of Trustees for the HealthCare Institute of New Jersey.

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

Scott Houlton has served as our Group President, Development and Clinical Services since August 2009. Previously, Mr. Houlton was most recently Chief Operating Officer of Aptuit, Inc., responsible for Scientific Operations, Business Process Improvement, Human Resources, Clinical Operations and Capital Development and served as a director for Aptuit Laurus, Inc. Prior to Aptuit, Mr. Houlton held a variety of leadership roles in other companies including Vice President of Clinical Supplies at Quintiles Transnational Corporation. Earlier in his career, he was with Cardinal Health, Inc. where he served as Director of International Business Development. Mr. Houlton holds a B.S. degree in both International Business and Finance from The Ohio State University.

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

Ian Muir has served as our President, Modified Release Technologies (MRT) since June 2010. Since joining the Company in 2000, Dr. Muir held a number of positions, most recently the Vice President and General Manager of MRT. Dr. Muir’s previous roles in the Company included Director of Oral Product Development and business leader for the Zydis® fast dissolve technology. In 2005, he was promoted to Vice President of Technical Operations. Prior to joining the Company, Dr. Muir held roles within product development, technical operations and program management at Bristol-Meyers Squibb, Wyeth Glaxo Smith Kline and Faulding/DBL Pharmaceuticals in the UK, Australia and the US. Dr. Muir is a registered pharmacist in the United Kingdom and holds a doctorate from Nottingham University.

Barry Littlejohns has led Catalent’s Medication Delivery Solutions business, including the Sterile Technologies and Packaging Services segments, since July 2011. Mr. Littlejohns has an extensive background in leading international life science businesses in both US and European organizations. He rejoins Catalent after two years as Senior Vice President of Operations and Business Development at Danish biotechnology company Genmab, where his responsibilities included strategic licensing and manufacturing oversight. Prior to Genmab, he served in a broad range of leadership roles at Catalent. These include Vice President of Global Business Operations, Vice President of Commercial Affairs for Sterile Technologies, Vice President and General Manager of Injectables, and various financial, operational and leadership roles. He joined Catalent in 1989 when it was formerly the RP Scherer Corporation. Mr. Littlejohns has two degrees in business and finance from Swindon, UK.

William Downie has served as Senior Vice President, Global Sales & Marketing since June 2010. Mr. Downie joined Catalent as Group President, Sterile Technologies, and Senior Vice President, Global Sales & Marketing in October 2009. Prior to joining Catalent, Mr. Downie served as Vice President and Global Leader of Molecular Imaging at GE Healthcare. Before that, he held several executive positions in other GE Healthcare units, including Vice President and General Manager, Medical Diagnostics – Europe, Middle East and Africa, and Vice President of Sales for Medical Diagnostics – Europe. Prior to GE Healthcare, Mr. Downie was with Innovex UK Limited (part of Quintiles, Inc.), where he held several positions in operations and sales/marketing. Earlier in his career, he held leadership positions with Sanofi-Synthelabo UK; Sanofi-Winthrop Limited; and Merck & Co., Inc. Mr. Downie holds a Bachelor of Science degree in biochemistry from the University of Edinburgh.

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

Samrat (“Sam”) Khichi has served as our Senior Vice President, General Counsel and Secretary since October 2007. In 2011 Mr. Khichi was also named Chief Administrative Officer. Previously Mr. Khichi was Counsel in the Mergers and Acquisitions and Private Equity Group at O’Melveny & Myers. Prior to O’Melveny & Myers, Mr. Khichi was appointed by President George W. Bush to serve as a White House Fellow. Prior to his appointment, Mr. Khichi was also an attorney in the Mergers and Acquisitions practice group of Shearman & Sterling and McDermott Will & Emery. Mr. Khichi’s military service includes service as an active duty field artillery officer in the U.S. Army, a reserve Lieutenant Commander, U.S. Navy and a Captain in the NJ Army National Guard. Mr. Khichi was the Deputy Director of the NY/NJ High Intensity Drug Trafficking Area while serving in NJ Army National Guard Counter Drug Program. Mr. Khichi holds a Bachelor of Science from Georgetown University, a M.B.A from the Northwestern University’s Kellogg School of Management and a J.D. cum laude and Order of the Coif from Fordham University School of Law.

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

Kurt Nielsen has serviced as our Chief Technology Officer and Senior Vice President – Innovation and Growth since February 2010. Prior to joining Catalent, Mr. Nielsen was with URLMutual Pharmaceutical Company in Pennsylvania as Executive Vice President – Pharmaceuticals. In his role at URLMutual, Mr. Nielsen devised the strategy and led the execution for activities in the company’s new product portfolio, employing a variety of business arrangements. Prior to that role, he was Vice President of R&D. Before joining URLMutual, Mr. Nielsen held executive positions with TEVA Pharmaceuticals USA; McNeil Consumer Products; Energy Biosystems, Inc.; Bachem Bioscience; and Hercules, Inc., Arco Chemical Company, and Chubb National Foam. He holds a Ph.D. in Chemistry from Villanova University and a B.S. in Chemistry from University of Delaware.

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

Lance Miyamoto was named Senior Vice President of Human Resources of Catalent in March 2011. Mr. Miyamoto has more than 25 years experience in delivering HR systems including compensation and career structures that drive business results and growth. In addition to general HR expertise and organization development, he has experience leading in a global environment and has managed global company turnarounds, mergers and acquisitions. Prior to his own consulting business, Mr. Miyamoto held a number of HR leadership roles in other companies, including Executive Vice President of Comverse Technology Inc. He also served as Executive Vice President of HR for AOL LLC, a division of Time Warner, from 2004 to 2007. From 2001 to 2004, Mr. Miyamoto was Executive Vice President of HR for Lexis-Nexis, a $2.2 billion division of Reed Elsevier. He was also a senior executive with Dun and Bradstreet with responsibility for performance development. Mr. Miyamoto is a graduate of Harvard University, and holds an M.B.A. from the Wharton School of the University of Pennsylvania where he was a COGME (Council for Graduate Management Education) Fellow.

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

Charles Silvey has served as our Vice President, Internal Audit since April 2008 and has over 21 years experience in financial auditing and compliance. Before arriving at Catalent in 2008, he was the Practice Director for Internal Audit and Controls for Jefferson Wells International. He also served as Vice President of Internal Audit at Cambrex Corporation and Vice President of Financial and Operational Auditing for Automatic Data Processing, Inc. Prior to that, he was the CFO of the Americas Services for Lucent Technologies, and in his early career worked as a finance manager for CR Bard, Inc. and KPMG Peat Marwick, LLP. Mr. Silvey has a bachelor’s degree in business from Monmouth University in West Long Branch, New Jersey. He is a certified public accountant and a member of the New Jersey Society of CPAs.

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

Paul Clark has been a director since August 2007. Mr. Clark served as Chief Executive Officer and President from June 1999 and Chairman of the Board from February 2000 until February 2007 of ICOS Corporation, a biotechnology company. Prior to ICOS, Mr. Clark was with Abbott Laboratories from 1984-1998, where he had responsibility for pharmaceuticals and other businesses, retiring from Abbott as Executive Vice President and a Board Member. Mr. Clark is also an Operating Partner and Strategic Advisory Board member of Genstar Capital LLC, and a Director of Agilent Technologies, Harlan Labs and Amylin Pharmaceuticals, Inc. Mr. Clark received his B.S. in finance from University of Alabama and his MBA from Dartmouth College, Amos Tuck School.

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

When considering whether our directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the board of directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the board of directors focused primarily on the information discussed in each of the Board members’ or nominees’ biographical information set forth above. Each of the Company’s directors possesses high ethical standards, acts with integrity and exercises careful, mature judgment. Each is committed to employing their skills and abilities to aid the long-term interests of the stakeholders of the Company. In addition, our directors are knowledgeable and experienced in one or more business or civic endeavors, which further qualify them for service as members of our board of directors. Each of Messrs. Chu, Dal Bello, McEvoy and Quella possesses experience in owning and managing privately held enterprises and are familiar with corporate finance and strategic business planning activities that are unique to highly-leveraged companies like us. Finally, many of our directors possess substantial expertise in advising and managing companies in various segments of the healthcare industry. In particular, Mr. Chu is experienced in management, having been involved in numerous Blackstone investments, including investments in the healthcare industry, such as the Stiefel Laboratories investment and the ReAble Therapeutics’ acquisition of DJ Orthopedics. Mr. Dal Bello is familiar with the healthcare industry, serving as a director of Vanguard Health Systems, Team Health and Apria Healthcare Group. Mr. McEvoy has experience in the healthcare industry, serving as a director of DJO Incorporated, formerly known as ReAble Therapeutics. Mr. Quella is also familiar with the healthcare industry, serving as a director of Vanguard Health Systems. With respect to Mr. Clark, the board of directors considered his experience in management and his extensive knowledge of the biotechnology and pharmaceutical industries, having served as the Chief Executive Officer and President of ICOS Corporation, a biotechnology company and as a former Executive Vice President and director of Abbott Laboratories. With regards to Mr. Baird, our board of directors considered his significant experience in advising and managing companies in the healthcare industry, having served as the President of DJO Incorporated and as a partner in the Private Equity and Medical Products practices at McKinsey & Company. With respect to Mr. Booth, the board of directors considered his accounting expertise as a certified public accountant and his extensive experience in the biopharmaceutical industry, having served as the President and Chief Operating Officer, and as a director, of Medimmune, Inc. With respect to Mr. Higgins, the board of directors considered his experience in managing and advising companies in the pharmaceutical industry, having served as the Chairman of the Bayer HealthCare Executive Committee and as Chairman of the Board of Management of Bayer HealthCare AG. Finally, with regards to Mr. Chiminiski, our board of directors considered his significant experience in the healthcare industry gained through his twenty-one year tenure at GE Healthcare and his service as our President & Chief Executive Officer with responsibility for the day-to-day oversight of the Company’s business operations.

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

DIRECTOR COMPENSATION

The following table provides summary information concerning the compensation of the members of our board of directors during fiscal 2011. The compensation paid to Mr. Chiminski, who became a member of our board of directors on March 17, 2009 and is our President and Chief Executive Officer, is presented in the Summary Compensation Table and the related explanatory tables. Our President and Chief Executive Officer is generally not entitled to receive additional compensation for his services as a director.

Name	Fees Earned or Paid In Cash($)(1)	Option Awards ($)(2)(3)	Total ($)
(a)	(b)	(c)	(d)
Peter Baird	125,000		125,000
Paul Clark	125,000	105,610	230,610
Bruce McEvoy (4)
James Quella (4)
Michael Dal Bello (4)
Chinh Chu (4)
Arthur Higgins	125,000	211,512	336,512
Melvin Booth	125,000	211,512	336,512

(1)	Amounts reported in column (b) reflect annual retainer fees.
(2)	Amounts reported in column (c) for Messrs. Clark, Higgins and Booth reflect the grant date fair values computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”) for the 362 options granted to Mr. Clark on September 8, 2010 and for the 725 options granted to each of Messrs. Higgins and Booth on September 8, 2010. For a discussion of the assumptions and methodologies used to calculate the amounts reported in fiscal 2011, please see the discussion contained in Note 13 to our Consolidated Financial Statements for the period ended June 30, 2011, included as part of this Annual Report on Form 10-K.
(3)	As of June 30, 2011, Messrs. Baird, Clark, Higgins and Booth each held 250, 612, 725 and 725 unexercised PTS Holdings Corp. options, respectively.
(4)	Messrs. Chu, Dal Bello, McEvoy and Quella are employees of The Blackstone Group and do not receive any compensation from us for their services on our board of directors.

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

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our President and Chief Executive Officer, our Chief Financial Officer, each of our three other most highly compensated executive officers who served in such capacities at the end of our fiscal year on June 30, 2011, collectively known as the “Named Officers.”

Our executive compensation program is determined and approved by our compensation committee. Over the course of the year our President and Chief Executive Officer provides written assessments of his performance against his specific annual performance goals and objectives to the Board of Directors at each quarterly meeting for the Board of Directors. The compensation committee takes into account the Chief Executive Officer’s recommendations regarding the compensatory arrangements for our executive officers other than himself. Our President and Chief Executive Officer provided the final compensation recommendations for our Named Officers to the compensation committee for review and approval. The other Named Officers do not have any role in determining or recommending the form or amount of compensation paid to our Named Officers. Our President and Chief Executive Officer is not a member of the compensation committee.

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

As described in more detail below, the material elements of our executive compensation program for Named Officers include base salary, cash bonus opportunities, a long-term equity incentive opportunity, a deferred compensation opportunity and other retirement benefits. The Named Officers may also receive potential severance payments and other welfare benefits in connection with certain terminations of employment or a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives, as illustrated by the table below.

Compensation Element	Compensation Objectives Designed to be Achieved

Base Salary	Attract, motivate and retain high caliber talent

Cash Bonus Opportunity	Compensation “at risk” and tied to achievement of business goals and individual performance

Long-Term Equity Incentive Opportunity	Align compensation with the creation of stockholder value and achievement of business goals

Deferred Compensation Opportunity and Other Retirement Benefits	Attract, motivate and retain high caliber talent

Severance and other Benefits Potentially Payable Upon Certain Terminations of Employment or a Change in Control	Attract, motivate and retain high caliber talent

Welfare Benefits	Attract, motivate and retain high caliber talent

These individual compensation elements are intended to create a total compensation package for each Named Officer that we believe achieves our compensation objectives and provides competitive compensation opportunities. We have not retained an independent compensation consultant to conduct a formal numeric benchmarking process for the Named Officers’ compensation opportunities. On a periodic basis, we review market data provided by Towers Watson and other commercially available compensation surveys to ensure that our executive compensation program is competitive.

Executive Compensation Program Elements

Base Salaries

Base salaries are an important element of compensation because they provide the Named Officers with a base level of income. The Summary Compensation Table below shows the base salary paid to each Named Officer during fiscal 2011.

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

Fiscal 2011 MIP

A target annual bonus, expressed as a percentage of base salary, is established within certain Named Officers’ employment agreements or offer letters and may be adjusted from time to time by the compensation committee in connection with a Named Officer’s promotion. The MIP award, which is a cash bonus, is tied to our overall financial results (the Business Performance Factor) and a combination of individual financial and/or strategic goals appropriate for each position (the Individual Performance Factor). For Named Officers other than Mr. Chiminski, the actual MIP award is the product of the Named Officer’s target annual bonus multiplied by (1) the Business Performance Factor and (2) each Named Officer’s Individual Performance Factor and cannot exceed 200% of the Named Officer’s target annual bonus. For Mr. Chiminski, his actual MIP award is the product of his target annual bonus multiplied by the sum of (1) the Business Performance Factor and (2) his Individual Performance Factor and cannot exceed 200% of his target annual bonus. With respect to the Named Officers, financial performance is measured 100% at the company-wide level. Financial performance relative to specified financial performance target(s) set by the Board of Directors determines the aggregate funding level and the Business Performance Factor for the MIP. In order for there to be any payment under the MIP, financial performance must meet or exceed 90% of target. If the financial performance target(s) set by the Board of Directors are met, the aggregate bonus pool amount and the Business Performance Factor will be set at the target amount in the annual operating budget, subject to the compensation committee’s discretion. If financial performance exceeds target, the aggregate bonus pool amount and the Business Performance Factor are increased above 100% of target, up to a maximum of 150%, based on a pre-established scale. If financial performance does not meet target, the bonus pool amount and the Business Performance Factor are decreased from the target amount based on the pre-established scale. Pursuant to the pre-established scale, each 1% change in the specified financial performance results in relation to the target amount equates to a 5% change in the Business Performance Factor (i.e., exceeding the performance target by 5% equates to a Business Performance Factor of 125%). The compensation committee has the discretion to adjust the MIP aggregate bonus pool amount and the Business Performance Factor determined by reference to the pre-established scale upwards or downwards to address special situations.

We believe that tying the Named Officers’ bonuses to company-wide performance goals encourages collaboration across the executive leadership team. We attempt to establish the financial performance target(s) at challenging levels that are reasonably attainable if we meet our performance objectives. For fiscal 2011, we used an internally-adjusted EBITDA measure as the sole measure of financial performance because we believe that it provides a reliable indicator of the strength of our cash flow and overall financial results. The fiscal 2011 internally-adjusted EBITDA performance target was $321 million and our actual internally-adjusted EBITDA performance for fiscal 2011 was $335 million. Therefore, based on this financial performance, our compensation committee determined to set the Business Performance Factor at 120% of target.

After setting the Business Performance Factor, the compensation committee determines the actual bonuses paid to the Named Officers based on an assessment of each Named Officer’s Individual Performance Factor. Other than with respect to Mr. Chiminski, the Individual Performance Factor can range from 0% to 200%. Mr. Chiminski’s Individual Performance Factor can range from 0% to 100% and is based on the compensation committee’s overall assessment of his individual performance based on the achievement of his personal strategic and financial objectives that are set at the beginning of the fiscal year. For fiscal 2011, Mr. Chiminski’s individual goals and objectives for his individual performance factor related to the following five areas and were assigned the following weightings: revenue and strategic growth initiatives (40%), innovation objectives (15%), cash management and margin objectives (10%), operational excellence/quality compliance objectives (20%) and CEO leadership and organization vitality objectives (15%). The compensation committee performs the assessment of Mr. Chiminski’s Individual Performance Factor after reviewing the written assessments of his performance against his specific goals and objectives that Mr. Chiminski provides at each quarterly meeting of the Board of Directors. The Chief Executive Officer together with the Senior Vice President Human Resources performs the assessment of the other Named Officer’s Individual Performance Factors and makes a recommendation to the compensation committee. The compensation committee approved the amount of each Named Officer’s final bonus in respect of fiscal 2011 in September 2011. The annual bonus that each Named Officer earned in respect of fiscal 2011 is presented in the Summary Compensation Table below and is expected to be paid to our Named Officers prior to October 2011.

Fiscal 2012 MIP

In 2011, the compensation committee accepted a recommendation by the Company’s senior management to make certain changes to the MIP formula for fiscal years beginning with fiscal 2012. The recommendations as they relate to the executive officers had two primary impacts on the MIP formula: (1) revenue was added as a second financial performance metric in determining the aggregate funding level and the Named Officer’s Business Performance Factor and (2) the Individual Performance Factor for the Named Officer’s (other than Mr. Chiminski) will now be additive and will account for 20% of such Named Officer’s MIP award at target and the Business

Performance Factor will account for 80% of the MIP Award at target. The compensation committee accepted the recommendation to add revenue as a second financial metric in order to better align the MIP award with our strategic growth objectives. The compensation committee made the Individual Performance Factor additive and provided that it would account for 20% of a Named Officer’s actual MIP award at target in order to shift the focus of the MIP to achievement of financial performance. For fiscal 2012, achievement relative to the specified revenue target will account for 25% of the Business Performance Factor and achievement relative to the specified internally-adjusted EBITDA target will account for the remaining 75% of the Business Performance Factor. The Business Performance Factor components and the Individual Performance Factor component cannot exceed 150% and the actual MIP award for the Named Officers (other than Mr. Chiminski) is capped at 150% of the Named Officer’s target annual bonus. The actual MIP award for the Named Officers (other than Mr. Chiminski) will be the product of his target annual bonus multiplied by the sum of (1) the Business Performance Factor achievement percentage (20% multiplied by the revenue payout percentage plus 60% multiplied by the internally-adjusted EBITDA achievement payout percentage) and (2) his Individual Performance Factor achievement percentage (20% multiplied by the individual performance payout percentage).

Sign-on Bonuses

From time to time, our compensation committee may award sign-on bonuses in connection with the commencement of a Named Officers employment with us. Sign-on bonuses are used only when necessary to attract highly skilled officers to the Company. Generally they are used to incentivize candidates to leave their current employers, or may be used to offset the loss of unvested compensation they may forfeit as a result of leaving their current employers. Sign-on bonuses are typically subject to a claw-back obligation if the officer voluntarily terminates his employment with us within twelve months of the employment commencement date.

Discretionary Bonuses

From time to time, our compensation committee may award discretionary bonuses in addition to any annual bonus payable under the MIP in recognition of extraordinary performance. For fiscal 2011, our compensation committee awarded Messrs. Chiminski, Walsh, Heyens, Khichi, and Leonard a discretionary bonus of $500,000, $100,000, $50,000, $100,000, and $75,000 respectively in recognition of their superior performance in fiscal 2011. The bonus is expected to be paid prior to October 2011.

Long-Term Equity Incentive Awards

We believe that the Named Officers’ long-term compensation should be directly linked to the value we deliver to our stockholders. Equity awards to the Named Officers are designed to provide long-term incentive opportunities over a period of several years. Stock options are currently our preferred equity award because the options will not have any value unless the underlying shares of common stock appreciate in value following the grant date. Accordingly, awarding stock options causes more compensation to be “at risk” and further aligns our executive compensation with the long term profitability of the company and the creation of shareholder value. The 2007 PTS Holdings Corp. Stock Incentive Plan also permits PTS Holdings Corp. to grant other types of equity-based awards, such as restricted stock units, stock appreciation rights, restricted stock and other “full value” awards. For example, PTS Holdings Corp. has granted Mr. Chiminski 3,000 restricted stock units (“RSUs”) (see “Description of Equity-Based Awards” below) to align Mr. Chiminski’s interests with those of our stockholders.

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

The amounts of each Named Officer’s investment opportunity and stock option and/or restricted stock unit award, as applicable, were determined based on several factors, including: (1) each Named Officer’s position and expected contribution to our future growth; (2) dilution effects on our stockholders and the need to maintain the availability of an appropriate number of shares for option awards to less-senior employees; and (3) ensuring that the Named Officers were provided with appropriate and competitive total long-term equity compensation and total compensation amounts. The number of options granted to Named Officers during fiscal 2011 and the grant date fair value of these options as determined under FASB ASC Topic 718 are presented in the Grants of Plan-Based Awards in Fiscal 2011 table below. A description of the material terms of the stock option and restricted stock unit awards is presented in the narrative section following the Grants of Plan-Based Awards in Fiscal 2011 table.

Generally, options are granted to senior level officers based on their position in the company. Historically, grants have not been made on an annual basis, and instead are made upon an executive’s commencement of employment with us or when an executive receives promotions into more senior level positions. On February 8, 2011, in recognition of his promotion to President of the Softgel Business Unit, Mr. Heyens was granted 1,000 additional options. In addition to his option grant, in order to continue to retain his services we and PTS Holdings Corp. entered into a letter agreement with Mr. Heyens which provided him with certain enhanced vesting and exercise provisions described below under “Summary of Certain Named Officer Employment Agreements—Description of Equity-Based Awards” should his employment terminate for any reason (other than by the Company for cause) after September 30, 2012. New option grants include three types of awards; one-half of new grants are made with time-based vesting restrictions, one-sixth are subject to performance-based vesting restrictions and one-third are subject to exit event-based vesting restrictions. The time-based vesting requirement is based on a five-year vesting schedule. Subject to continued employment through the applicable vesting date, 20% of the options subject to time-based vesting will vest and become exercisable on each of the first five anniversaries of the date of grant or the vesting reference date, as applicable. The performance-based vesting options will vest and become exercisable with respect to 20% of the options subject to the performance criteria on each of the first five anniversaries of the date of grant or the vesting reference date, as applicable, if we achieve specified internally-adjusted EBITDA performance targets (subject to a cumulative catch-up) which have been based on our new five-year plan. The fiscal 2011 internally-adjusted EBITDA performance target for purposes of determining vesting of performance-based options was $331.1 million and our actual internally-adjusted EBITDA performance for fiscal 2011 was $335 million. Therefore, 20% of the performance-based options subject to the fiscal 2011 performance criteria will vest on the appropriate vesting date. The exit event-based vesting options will vest and become exercisable in two tiers if either specified internal rate of return or multiple of investment targets are achieved as follows:

•

One-half of the shares subject to exit event-vesting options will vest on the date, if any, when either (1) The Blackstone Group will have received cash proceeds or marketable securities from the sale of its investment in us aggregating in excess of 2.5 times the amount of its initial investment in us or (2) The Blackstone Group will have received a cash internal rate of return of at least 20% on its initial investment in us; and

•

One-half of the shares subject to exit event-vesting options will vest on the date, if any, when either (1) The Blackstone Group will have received cash proceeds or marketable securities from the sale of its investment in us aggregating in excess of 1.75 times the amount of its initial investment in us or (2) The Blackstone Group will have received a cash internal rate of return of at least 15% on its initial investment in us.

However, subject to continued employment through the applicable vesting date, in the event that the 2.5 multiple hurdle or the 20% internal rate of return hurdle is not met, but the 1.75 multiple hurdle or the 15% internal rate of return hurdle is met, the first tier of exit-event based options will vest based on straight line interpolation between the two points.

Deferred Compensation Opportunity

Catalent Pharma Solutions, LLC Deferred Compensation Plan

Our Named Officers are eligible to participate in our 401(k) plan and our non-qualified deferred compensation plan. The non-qualified deferred compensation plan generally allows participants to defer on a pre-tax basis up to 20% of their base salaries and 100% of their annual cash bonuses. We believe that providing the Named Officers with deferred compensation opportunities is a market based benefit plan necessary for us to deliver competitive benefit packages. This plan allows its participants to receive the tax benefits associated with delaying the income tax event on the compensation deferred even though our related deduction is also deferred. The non-

qualified deferred compensation plan also provides for two types of discretionary company contributions to supplement the amounts deferred by the Named Officers and other eligible employees, subject to certain limits. In January 2009, we elected to suspend our employer contribution and, in February 2009, we elected to suspend our matching contribution. Effective February 1, 2010, we reinstated our matching contribution based on the strength of our financial results; however we did not reinstate the employer contribution. We currently match 50% of the first 6% of eligible pay that employees contribute to the non-qualified deferred compensation plan up to the first $100,000 above the IRS qualified plan limits. The Nonqualified Deferred Compensation—Fiscal 2011 table and related narrative section below describe our non-qualified deferred compensation plan and the benefits it provides.

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

On June 30, 2010, we, PTS Holdings Corp. and Mr. Chiminski entered into a letter agreement, which modifies certain terms of Mr. Chiminski’s employment agreement. This letter agreement provides Mr. Chiminski with a more tax-advantaged mechanism to satisfy his employment agreement obligation to purchase PTS Holdings Corp. common stock. Specifically, the letter agreement permits Mr. Chiminski to irrevocably elect on an annual basis, prior to the beginning of each fiscal year, commencing with fiscal 2011, in lieu of receiving a portion of his annual MIP bonus in cash, to receive a grant of fully vested restricted stock units settleable in shares of PTS Holdings Corp. common stock, which restricted stock units will be granted on the bonus payment date. Mr. Chiminski made such an election for fiscal 2011, and will receive 50% of his annual MIP bonus in respect of such fiscal year in the form of a grant of restricted stock units. For elections in respect of any fiscal year after fiscal 2011, Mr. Chiminski may elect to receive no less than 20% of his annual MIP bonus, if any, in the form of a grant of restricted stock units. The number of restricted stock units Mr. Chiminski receives will be based on the value of the portion of the annual MIP bonus he elects to defer into restricted stock units and the fair market value of a share of PTS Holdings Corp. common stock on the bonus payment date. For fiscal 2012, Mr. Chiminski did not elect to receive fully vested restricted stock units in lieu of a portion of his annual MIP bonus, if any.

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

Pension Benefits

In addition to our 401(k) plan and non-qualified deferred compensation plan, we have three frozen defined-benefit pension plans. These pension plans were originally established by R.P. Scherer Corporation and its affiliates, which was a predecessor corporation that was acquired by Cardinal Health. In connection with the Acquisition, we agreed with Cardinal Health to assume liability for benefits provided under these pension plans, subject to receiving certain asset transfers from Cardinal Health and its benefit plans. All three plans are currently closed to new participants and frozen with respect to benefit accruals. Of the Named Officers, only Mr. Heyens is currently a participant in the Catalent Pharma Solutions, LLC Pension Plan.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Submitted by the Compensation Committee of our Board of Directors:

Chinh E. Chu

Peter Baird

Bruce McEvoy

SUMMARY COMPENSATION TABLE

The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our other Named Officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)(6)	Total ($)
John Chiminski	2011	750,000	500,000		—	1,500,000	—		75,096	2,825,096
President & Chief Executive Officer and Director	2010	750,000	250,000	750,000	1,315,238	1,500,000	—		4,754	4,569,992
	2009	216,345	1,375,000	1,500,000	2,387,663	—	—		—	5,479,008
Matthew Walsh	2011	494,700	100,000	—	—	560,000	—		9,921	1,164,621
Senior Vice President & Chief Financial Officer	2010	494,700	—	—	409,096	535,000	—		29,333	1,468,129
	2009	492,835	—	—	—	325,000	—		290,854	1,108,689
David Heyens	2011	409,078	50,000	—	208,443	450,000	489	(5)	18,615	1,136,625
President, Softgel
Samrat Khichi	2011	386,692	100,000	—	—	352,000	—		7,821	846,513
Senior Vice President, Chief Administrative Officer and General Counsel	2010	371,000	—	—	—	290,000	—		10,281	671,281
	2009	369,962	—	—	179,419	185,000	—		12,439	746,820
Stephen Leonard	2011	380,962	75,000	—	—	460,000	—		7,875	923,837
Senior Vice President, Global Operations	2010	350,000	—	—	—	450,000	—		4,039	804,039

(1)	Amounts reported include any compensation a Named Officer elected to defer under our non-qualified deferred compensation plan. Mr. Chiminski commenced employment with Catalent on March 17, 2009 and the amount reported in column (c) for fiscal 2009 for Mr. Chiminski reflects the portion of his annual base salary earned in fiscal 2009 from such date. Effective January 11, 2011, the compensation committee increased the base salary for Mr. Khichi from $371,000 to $405,000 in connection with his promotion to Chief Administrative Officer and General Counsel. On August 2, 2010, the compensation committee increased the base salary for Mr. Leonard from $350,000 to $385,000 in recognition of his contributions to the Company.
(2)	Amount reported for Mr. Chiminski represents a discretionary bonus of $500,000 and $250,000 awarded for fiscal 2011 and 2010 respectively and a signing bonus of $1,000,000 earned in connection with his commencement of employment with us in fiscal 2009 and a cash payment of $375,000 earned on June 30, 2009 in lieu of any MIP award in respect of fiscal 2009. The amounts reported for Messrs. Walsh, Heyens, Khichi, and Leonard of $100,000, $50,000, $100,000, and $75,000 respectively represent a discretionary bonus awarded for fiscal 2011.
(3)	Reflects options granted by PTS Holdings Corp. to the Named Officers to acquire shares of PTS Holdings Corp. common stock. Except as indicated below, amounts reported reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Amounts reported for Messrs. Chiminski, Walsh and Khichi for fiscal 2010 reflect the incremental fair value computed in accordance with FASB ASC Topic 718 in connection with the replacement awards granted to them in connection with their election to exchange their then-existing unvested options for new options with a lower per-share exercise price and new vesting terms pursuant to the option exchange offer completed on October 23, 2009. Amounts reported for each Named Officer are based upon the probable outcome of performance conditions. The value of Mr. Heyens’s fiscal 2011 option award assuming that the highest level of performance conditions is achieved is $231,259. For a discussion of the assumptions and methodologies used to calculate the amounts reported in fiscal 2011, please see the discussion of nonqualified option awards contained in Note 13 to our Consolidated Financial Statements for the period ended June 30, 2011, included as part of this Annual Report on Form 10-K.
(4)	Mr. Chiminski is required, per his employment agreement, to use 50% of the after-tax proceeds of his annual MIP bonus paid in respect of fiscal 2010 or 2011, in each case, to promptly purchase shares of PTS Holdings Corp. common stock at a purchase price of $750 or he has the ability to elect to defer a portion of his fiscal 2011 annual MIP bonus to satisfy this stock purchase requirement. Amount reported for fiscal 2011 includes an annual MIP bonus amount of $1,500,000 of which $750,000 and 721.15 fully vested RSUs with a grant date fair value of $750,000 will be awarded to Mr. Chiminski on September 16, 2011 pursuant to his election to defer 50% of his annual MIP bonus to satisfy his stock purchase requirement.
(5)	Amount reported for Mr. Heyens reflects the aggregate change in the actuarial present value of his accumulated benefit in the Catalent Pharma Solutions, LLC Pension Plan.
(6)	The supplemental table below sets forth displays the details of amounts reported as “All Other Compensation” for 2011.

Name	Purchase of Discounted Stock ($)(1)	Employer 401(k) Matching Contributions ($)(2)	Employer Non- Qualified Deferred Compensation Matching Contributions ($)(3)	Car Allowance ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)
John Chiminski	65,000	7,096	3,000		75,096
Matthew Walsh		6,850	3,071		9,921
David Heyens		5,750	3,000	9,865	18,615
Samrat Khichi		7,821	—		7,821
Stephen Leonard		7,875	—		7,875

(1)

Amount reported for Mr. Chiminski reflects the compensation cost with respect to 650 shares of PTS Holdings Corp. common stock purchased at a discount by Mr. Chiminski in July 2010 (150 shares) and September 2010 (500 shares) pursuant to the stock purchase obligations in his employment agreement. See description below under “Summary of Certain Named Officer Employment Agreements—Employment Agreement of John R. Chiminski.”
(2)	The Company’s 401(k) plan provides for a 50% matching contribution on the first 6% of participants’ pre-tax contributions up to IRS limits.
(3)	The Catalent Pharma Solutions, LLC Deferred Compensation Plan provides for a 50% matching contribution on the first 6% of eligible pay that employees contribute to the plan up to the first $100,000 above the IRS qualified plan limits.
(4)	As a result of his previous position held prior to becoming President of the Softgel Business Unit, Mr. Heyens is provided with a car allowance.

Grants of Plan-Based Awards in Fiscal 2011

The following table provides supplemental information relating to grants of plan-based awards made during fiscal 2011 to help explain information provided above in our Summary Compensation Table. This table presents information regarding all grants of plan-based awards occurring during fiscal 2011.

	Grant Date	Estimated Future Payouts Under Non-equity Incentive Plan Awards (1)				Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Name		Threshold ($)	Target (2) ($)		Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John Chiminski		$375,000	750,000		1,500,000
Matthew Walsh		0	371,025		742,050
David Heyens		0	307,500		615,000
	2/8/2011					33	500	500		500	850	208,443
Samrat Khichi		0	244,139	(2)	488,278
Stephen Leonard		0	288,750		577,500

(1)	Figures represent awards payable under our Management Incentive Plan (MIP). Actual cash awards are based on the target award multiplied by the Business Performance Factor and the Individual Performance Factor (also see “Compensation Discussion and Analysis—Executive Compensation Program Elements—Cash Bonus Opportunities—Annual Cash Bonus Opportunity”).
(2)	In connection with his promotion to Chief Administrative Officer and General Counsel, effective January 1, 2011, Mr. Khichi’s target annual bonus was increased from 50% of his annual base salary to 75% of his annual base salary. As a result, Mr. Khichi’s MIP award for fiscal 2011 was pro-rated for the period from July 1, 2010 through December 31, 2011 at Mr. Khichi’s old target bonus percentage of 50% of annual base salary and for the period January 1, 2011 through the end of the fiscal year, based on his new target bonus percentage of 75% of annual base salary.
(3)	As described in more detail in the narrative description of the equity-based awards that follows, the option awards reported above are divided into three tranches for vesting purposes: one-half are time-based options, one-sixth are performance-based options and one-third are exit event-based options. The performance-based and exit event-based options are reported as an equity incentive plan award in the “Estimated Future Payouts Under Equity Incentive Plan Awards” column, while the time-based option tranche of the awards are reported as an all other option award in the “All Other Option Awards: Number of Securities Underlying Options” column. Threshold amount assumes that only 20% of the performance-based options vest.
(4)	The grant date fair value for the option award granted to Mr. Heyens reflects the grant date fair value computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of nonqualified option awards contained in Note 13 to our Consolidated Financial Statements for the period ended June 30, 2011, included as part of this Annual Report on Form 10-K.

Summary of Certain Named Officer Employment Agreements

This section describes employment agreements in effect for our Named Officers during fiscal 2011. In addition, the terms with respect to grants of restricted stock units and stock options described above under “Long-Term Equity Incentive Awards” are further described below for our Named Officers in the section entitled “Description of Equity-Based Awards.” Severance agreements and arrangements are described below in the section entitled “Potential Payments upon Termination or Change in Control.”

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

The financial terms of the employment agreement include (1) an annual base salary of $750,000, subject to discretionary increases from time to time by the board of directors of PTS Holdings Corp., (2) subject to Mr. Chiminski’s continued employment through June 30, 2009, a cash payment of $375,000 paid on June 30, 2009, in lieu of any annual cash bonus in respect of fiscal 2009, and in each successive full fiscal year thereafter, subject to Mr. Chiminski’s continued employment through the end of such fiscal year, an annual cash bonus with a target amount equal to Mr. Chiminski’s annualized base salary for such fiscal year, subject to a maximum of 200% of base salary, based on and subject to the attainment of specified annual performance goals established by the board of directors of PTS Holdings Corp. in consultation with Mr. Chiminski, and (3) a cash sign-on bonus of $1,000,000 paid on the commencement date of which $250,000 was to be invested by Mr. Chiminski in PTS Holdings Corp. common stock at a purchase price of $1,000 per share (he invested $100,000 on his commencement date and the remaining portion was to be invested on a later date as mutually agreed upon by the parties). Mr. Chiminski will be required to repay the entire portion of the sign-on bonus that was not used to purchase PTS Holdings Corp. common stock within thirty days following any termination of employment by him without good reason (and not due to death or disability) or by PTS Holdings Corp. or us for cause, in either case, prior to the second anniversary of his commencement date. In addition to the requirement to purchase $250,000 worth of PTS Holdings Corp. common stock, Mr. Chiminski is required, pursuant to his employment agreement, to use 50% of the after-tax proceeds of his annual MIP bonus paid in respect of fiscal 2010 or 2011, in each case, to promptly purchase shares of PTS Holdings Corp. common stock. Mr. Chiminski’s total investment in PTS Holdings Corp. common stock is subject to a cap of $2,500,000. On October 23, 2009, we and PTS Holdings Corp. entered into a letter agreement with Mr. Chiminski, which modified Mr. Chiminski’s obligation to purchase shares of PTS Holdings Corp. common stock by reducing the purchase price from $1,000 per share to $750 per share. This reduced purchase price was also applied to the 100 shares that he purchased on March 17, 2009. Accordingly, Mr. Chiminski was refunded $25,000 and then immediately used such amount to purchase an additional 33.333 shares of PTS Holdings Corp. common stock. On October 5, 2009, Mr. Chiminski used 50% of the after-tax proceeds of his 2009 bonus payment (which was a gross amount of $375,000) to purchase 124 shares of PTS Holdings Corp. common stock at $750 per share for $93,000. Mr. Chiminski purchased 150 shares of PTS Holdings Corp. common stock in July 2010 and an additional 500 shares in September 2010. The shares were purchased at $750 per share pursuant to the terms of the October 23, 2009 letter agreement. However, subsequent to these purchases the Company determined that the actual market value of the shares was $850 per share as of June 30, 2010. Therefore, since the shares were purchased at a $65,000 discount to their market value, the amounts reported in the “All Other Compensation” column of the Summary Compensation Table reflect the compensation cost computed in accordance with FASB Topic 718 with respect to the purchases. In addition, on June 30, 2010, we, PTS Holdings Corp. and Mr. Chiminski entered into a second letter agreement, which permits Mr. Chiminski to irrevocably elect on an annual basis, prior to the beginning of each fiscal year, in lieu of receiving a portion of his annual MIP bonus, if any, in cash, to receive a grant of fully vested restricted stock units settleable in shares of PTS Holdings Corp. common stock, which restricted stock units will be granted on the bonus payment date (see “Compensation Discussion and Analysis—Deferred Compensation Opportunity—Chiminski RSU Bonus Election”).

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

On September 18, 2009, we commenced an offer to all eligible option holders, including Messrs. Chiminski, Walsh, Heyens and Khichi to exchange their existing unvested options for new options with a lower per-share exercise price and new vesting terms. The number of shares of common stock underlying the new options was either more than, less than or equal to the number of shares of common stock underlying the option holder’s then-existing options. All of the option holders who were eligible for the option exchange elected to participate in the exchange and were required to enter into a new option agreement that reflected the revised terms and an amendment to their then-existing option agreement that reflected the cancellation and forfeiture of their original unvested options. The exchange offer was completed on October 23, 2009.

The options granted to Mr. Leonard in fiscal 2010 were granted in connection with his offer of employment with us and have the same per-share exercise prices and vesting terms as the new options granted to Messrs. Walsh, Heyens and Khichi in connection with the option exchange.

The additional options granted to Mr. Heyens on February 8, 2011 were granted in connection with his promotion to President of the Softgel Business Unit. In connection with this option grant, we and PTS Holdings Corp. entered into a letter agreement with Mr. Heyens which provided Mr. Heyens with certain enhanced vesting and exercise provisions should his employment terminate for any reason (other than by the Company for cause) after September 30, 2012. These enhanced provisions apply to the February 8, 2011 option grant and to options granted to Mr. Heyens on May 7, 2007 and October 23, 2009. Specifically, Mr. Heyens will have the opportunity to become vested in any portion of his exit event-based options that otherwise would have vested within twelve months of a qualifying termination, the period available to exercise vested time-based options was extended to the earlier of their normal expiration date or three years from the date of a qualifying termination and the period available to exercise vested exit event-based options was extended to the earlier of 90 days following the date on which such portion of his exit event-based options vest and the applicable option expiration date.

Each option may be exercised to purchase one share of PTS Holdings Corp. common stock at an exercise price equal to the fair market value of the underlying common stock on the grant date. Each Named Officer’s stock option award has an ordinary term of ten years. The Named Officers are not entitled to any dividends or equivalent rights on their stock option awards.

Generally all Named Officer’s option awards are divided into three tranches for vesting purposes: a time option, a performance option and an exit option.

One-half of the options are subject to time-based vesting restrictions, one-sixth of the options are subject to performance-based vesting restrictions and one-third of the options are subject to exit event-based vesting restrictions. However, to the extent any option holder had vested time options at the time of the exchange offer, the number of time options granted in the exchange offer was adjusted so that after the exchange offer one-half of the option holder’s aggregate options would be time-based. The time-based options will vest based on a five year vesting schedule and, subject to continued employment with us through the applicable vesting dates, 20% of the options subject to time-based vesting will vest and become exercisable on each of the first five anniversaries of the date of grant or vesting reference date, as applicable (or the date of commencement of employment, in the case of Mr. Chiminski). In addition, solely for Mr. Chiminski, to the extent that all or a fraction of the exit event-based vesting options vest, a proportionate amount of each tranche of unvested time-based options will vest. The performance-based vesting options will vest and become exercisable with respect to 20% of the options subject to performance-vesting option on each of the first five anniversaries of the date of grant or vesting reference date, as applicable, if, we achieve specified revised EBITDA performance targets (subject to a cumulative catch-up) which have been based on our new five year plan. The exit event-based vesting options will vest and become exercisable in two tiers if either specified internal rate of return or multiple of investment targets are achieved as follows:

•

One-half of the shares subject to the exit event-vesting options will vest on the date, if any, when either (1) The Blackstone Group will have received cash proceeds or marketable securities from the sale of its investment in us aggregating in excess of 2.5 times the amount of its initial investment in us or (2) The Blackstone Group will have received a cash internal rate of return of at least 20% on its initial investment in us, and

•

One-half of the shares subject to the exit event-vesting options will vest on the date, if any, when either (1) The Blackstone Group will have received cash proceeds or marketable securities from the sale of its investment in us aggregating in excess of 1.75 times the amount of its initial investment in us or (2) The Blackstone Group will have received a cash internal rate of return of at least 15% on its initial investment in us.

However, subject to continued employment through the applicable vesting date, in the event that the 2.5 multiple hurdle or the 20% internal rate of return hurdle is not met, but the 1.75 multiple hurdle or the 15% internal rate of return hurdle is met, the first tier of options will vest based on straight line interpolation between the two points.

Except as otherwise specifically provided for in the stock option agreement, any part of a Named Officer’s stock option award that is not vested and exercisable upon his termination of employment will be immediately cancelled. With the exception of Messrs. Chiminski and Heyens, any part of a Named Officer’s stock option award that is vested upon termination of employment will generally remain outstanding and exercisable for three months after termination of employment, although this period is extended to 12 months if the termination of employment is due to death or disability, and vested options will immediately terminate if the Named Officer’s employment is terminated by us for cause. Any vested options that are not exercised within the applicable post-termination exercise window will terminate. Any part of Mr. Chiminski’s stock option award that is vested upon termination of employment will generally remain outstanding and exercisable for three months after termination of employment or the date on which such portion of the option vests in the event of a termination other than a good termination or a termination by us or PTS Holdings Corp. for cause or one year after termination of employment in the case of a good termination and vested options will immediately terminate if Mr. Chiminski’s employment is terminated by us or PTS Holdings Corp. for cause. Please see “Potential Payments Upon Termination or Change in Control” section below for a description of the potential vesting of the Named Officers’ stock option awards that may occur in connection with a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. or certain terminations of employment.

As a condition to receiving his equity-based award, each Named Officer was required to enter into a subscription agreement with PTS Holdings Corp., and to become a party to PTS Holdings Corp.’s securityholders agreement. These documents generally govern the Named Officers’ rights with respect to any shares of PTS Holdings Corp. common stock acquired on exercise of vested stock options or settlement of RSUs to the extent applicable. Under the subscription agreement, following a Named Officer’s termination of employment, PTS Holdings Corp. and The Blackstone Group have certain rights to repurchase any shares a Named Officer may have acquired upon exercise of his options or settlement of RSUs to the extent applicable. Similarly, if a Named Officer’s employment terminates due to death or disability, he may require us to repurchase the shares he acquired upon exercise of his options or settlement of RSUs to the extent applicable. The purchase price for any such shares that are repurchased will be equal to the fair market value of the shares at the time of repurchase, unless the Named Officer’s employment is terminated by us for cause, in which case the purchase price will be the lower of the Named Officer’s cost or fair market value on the date of repurchase. All repurchase rights will terminate on the earliest to occur of (1) a qualified public offering of PTS Holdings Corp. or BHP PTS Holdings L.L.C., (2) the occurrence of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and (3) May 7, 2012 (the “Lapse Date”). The subscription agreement also contains certain restrictive covenants. While employed and for one year following their termination of employment, Named Officers are prohibited from competing with us and from soliciting our employees, consultants and certain actual and prospective clients. The subscription agreement also contains an indefinite restriction on the Named Officers’ disclosure of our confidential information. If a Named Officer materially breaches any of these restrictive covenants and is unable to cure the breach, we have the right to

“clawback” and recover any gains the Named Officer may have realized with respect to his shares (and with respect to Mr. Chiminski only the shares acquired upon exercise of the options or settlement of RSUs). The securityholders agreement generally restricts the Named Officers from transferring any shares of PTS Holdings Corp. common stock they hold until the Lapse Date. These transfer restrictions do not apply to any permitted transfers to the Named Officers’ family members, or to transfers in connection with a transaction or transactions where the “tag along” or “drag along” rights provided in the securityholders agreement would apply. Following the Lapse Date and prior to a qualified public offering of PTS Holdings Corp. or BHP PTS Holdings L.L.C., PTS Holdings Corp. has certain rights of first refusal, which permit it (or a third party) to purchase any shares a Named Officer wishes to transfer instead of the Named Officer’s intended transferee.

Each Named Officer’s equity-based award was granted under, and is subject to the terms of, the 2007 PTS Holdings Corp. Stock Incentive Plan. On September 8, 2010, this plan was amended to increase the total number of shares that may be issued under the plan to account for the granting of RSUs and the October 2009 Option Exchange. As a result, there are 77,525 shares for option grant purposes and 3,882 shares are set aside for the granting of RSUs for a total of 81,407 available under the plan. This plan is currently administered by PTS Holding Corp.’s board of directors, and the board has the ability to interpret and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding stock options to reflect any change in the outstanding common shares of PTS Holdings Corp. by reason of a reorganization, recapitalization, share dividend or similar transaction, and making provision to ensure that participants satisfy any required withholding taxes.

The following table provides information regarding outstanding equity awards held by each Named Officer as of June 30, 2011.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL-YEAR END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares of Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards or Payout Value of Unearned Shares, Units or Other Rights That have not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John Chiminski	1,800	5,400	6,300	750	10/23/2019	2,000	2,080,000	—	—
Matthew Walsh	480	1,387	1,867	750	10/23/2019	—	—	—	—
	267			1,000	4/17/2018	—	—	—	—
David Heyens		500	500	850	2/8/2021	—	—	—	—
	213	587		750	10/23/2019	—	—	—	—
	267	—	—	1,000	5/7/2017	—	—	—	—
Samrat Khichi	373	1,094	1,400	750	10/23/2019	—	—	—	—
	133	—	—	1,000	11/27/2017	—	—	—	—
Stephen Leonard	534	1,600	1,866	750	10/23/2019	—	—	—	—

(1)	The number of outstanding time options vested and exercisable are reported in column (b) above. Unvested outstanding time options are reported in column (c) above and ordinarily become vested pursuant to the vesting schedule for time options described in the “Description of Equity-Based Awards” section above. Unvested outstanding performance options and exit options are reported in column (d) above and ordinarily become vested pursuant to the vesting schedule for performance options and exit options, as applicable, described in the “Description of Equity-Based Awards” section above. The first 20% of the performance-based options granted in fiscal 2010 vested on October 23, 2010 and none of the outstanding performance exit options vested in fiscal 2011. As described in the “Potential Payments Upon Termination or Change in Control” section below, all or a portion of each option grant may vest earlier in connection with a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. or certain terminations of employment. The number of outstanding RSUs reported in column (g) above represents two separate grants: 2,000 RSUs granted on March 17, 2009 and 1,000 RSUs granted on October 23, 2009. Each RSU grant vests 20% per year from the date of grant, subject to the executive’s continued employment through the applicable vesting date.

(2)	The expiration date shown is the normal expiration date occurring on the tenth anniversary of the grant date. Options may terminate earlier in certain circumstances, such as in connection with a Named Officer’s termination of employment or in connection with certain corporate transactions, including a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C.
(3)	Based upon a market value of $1,040 per share as of June 30, 2011.

Option Exercises and Stock Vested in Fiscal 2011

On March 17, 2011, Mr. Chiminski vested in an additional 20% of the 2,000 RSUs granted to him on March 17, 2009 and on October 23, 2010, he vested in 20% of the 1,000 RSUs granted to him on October 23, 2009. The following table provides information regarding this vesting. During fiscal 2011, the other Named Officers did not exercise any options or similar instruments or vest in any stock or similar instruments.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
John Chiminski	—	—	600	510,000	(2)
Matt Walsh	—	—	—	—
David Heyens	—	—	—	—
Samrat Khichi	—	—	—	—
Stephen Leonard	—	—	—	—

(1)	Includes the vesting of 200 RSUs on October 23, 2010 with a value realized on vesting of $170,000 that were originally granted on October 23, 2009 and the vesting of 400 RSUs on March 17, 2011 with a value realized on vesting of $340,000 that were originally granted on March 17, 2009. All 600 vested RSUs will be settled on the earlier to occur of (1) the seventh anniversary of Mr. Chiminski’s employment commencement date (March 17, 2009), or (2) the date a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. occurs.
(2)	Based on a fair market value of $850 per share on October 23, 2010 and March 17, 2011, the applicable vesting dates.

Pension Benefits—Fiscal 2011

The following table provides information regarding the pension benefits for our Named Officers.

Name	Plan Name (1)	Number of Years Credited Service (#)(2)	Present Value of Accumulated Benefits ($)(2)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
John Chiminski	—	—	—	—
Matt Walsh	—	—	—	—
David Heyens	Catalent Pharma Solutions, LLC Pension Plan	7.583	140,361	0
Samrat Khichi	—	—	—	—
Stephen Leonard	—	—	—	—

(1)	Prior to amending the plan name on January 30, 2009, this plan was formally referred to as the Pharmaceutical Technologies and Services Pension Plan.
(2)	The years of credited service and present value of accumulated benefits are presented as of June 30, 2011, assuming that Mr. Heyens retires at the earliest possible time without any reduction in benefits and that benefits are paid out in accordance with the terms of the plan described below. For a description of the material assumptions used to calculate the present value of accumulated benefits shown above, please see the discussion of defined benefit plans contained in Note 10 to our Consolidated Financial Statements for the period ended June 30, 2011, included as part of this Annual Report on Form 10-K.

Catalent Pharma Solutions, LLC Pension Plan

While he was employed by Cardinal Health, Mr. Heyens participated in one of the Cardinal Health defined benefit pension plans. This plan was one of the plans originally established by R.P. Scherer Corporation and its affiliates and was continued by Cardinal Health following its acquisition of R.P. Scherer Corporation. In connection with Blackstone’s acquisition of us in 2007, we agreed with Cardinal Health to assume liability for benefits provided under the R.P. Scherer Corporation plans. In exchange for our agreement, the trust funding benefits under what is now the Catalent Pharma Solutions, LLC Pension Plan received a transfer of assets from the trust funding benefits under the predecessor Cardinal Health plan in accordance with the terms of the acquisition agreement. We established the Catalent Pharma Solutions, LLC Pension Plan and its related trust to accept the asset transfer from Cardinal Health and to provide benefits to the participants in the prior Cardinal Health plan for whom we agreed to assume liability.

The Catalent Pharma Solutions, LLC Pension Plan is a noncontributory pension plan intended to be qualified under the Internal Revenue Code. Participation in the plan is limited to those individuals who were employed by Cardinal Health or R.P. Scherer Corporation on or before December 31, 2002 and who were eligible to participate in the prior Cardinal Health and/or R.P. Scherer Corporation plans. Participation is closed to all of our other employees, and Mr. Heyens is the only Named Officer eligible to participate in this plan.

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

The plan’s normal retirement benefits become payable once a participant has reached age 65, although normal benefits for participants who joined the plan after the end of 1987 do not become payable until the later of age 65 or the date they have participated in the plan for five years. The plan also has an early retirement feature that permits participants to retire before normal retirement age and receive a level of benefits that is reduced by an early commencement factor to account for the earlier payment of benefits. Participants first become eligible for early retirement when they reach age 55 and have 10 years of credited service, and benefits are actuarially reduced for all early retirements prior to age 62. Since Mr. Heyens does not have 10 years of credited service he is not eligible for early retirement. The normal form of payment for early and normal retirement benefits is a life annuity for single participants and an actuarially equivalent joint and survivor annuity with a 50% survivor benefit for married participants. Participants may also elect to receive an actuarially equivalent amount of benefits in a different form, such as a life annuity that is guaranteed for 120 months, a joint and survivor annuity with a 66 2/3% or 100% survivor benefit or a lump-sum if the actuarially equivalent value of the participant’s benefit is $5,000 or less.

Non-qualified Deferred Compensation—Fiscal 2011

The following table provides information regarding contributions, earnings and balances for our Named Officers under our deferred compensation plan

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(3)	Aggregate Earnings in Last FY ($)(4)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)(5)
(a)	(b)	(c)	(d)	(e)	(f)
John Chiminski
Deferred Compensation	22,500	3,000	331	—	25,831
Vested but Undelivered RSUs (2)	510,000	—	190,000	—	1,040,000
Total	532,500	3,000	190,331	—	1,065,831
Matthew Walsh
Deferred Compensation	88,129	3,071	31,723	—	93,427
David Heyens
Deferred Compensation	274,315	3,000	43,004	—	943,467
Samrat Khichi
Deferred Compensation	41,072	—	11,074	—	76,123
Stephen Leonard
Deferred Compensation	11,550	—	174	—	11,724

(1)	The amounts under “Deferred Compensation” are also included in our Summary Compensation Table under “Salary.”
(2)	The amount reported for Mr. Chiminski in column (b) reflects the value of 600 vested and undelivered RSUs as of the vesting date of which 200 RSUs vested on October 23, 2010 and 400 RSUs vested on March 17, 2011. All 600 vested RSUs will be settled on the earlier to occur of (1) the seventh anniversary of Mr. Chiminski’s employment commencement date (March 17, 2009), or (2) the date that a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. occurs.
(3)	Amounts reported for Messrs. Chiminski, Walsh and Heyens are reported as compensation for fiscal 2011 under “All Other Compensation” in the Summary Compensation Table.
(4)	Amount reported for Mr. Chiminski under “Vested but Undelivered RSUs” reflects the increase in fair market value between October 23, 2010 and June 30, 2011 with respect to 200 of the vested RSUs reported in column (b) and between March 17, 2011 and June 30, 2011 with respect to the 400 RSUs reported in column (b). Amount reported also reflects the increase in fair market value between July 1, 2010 and June 30, 2011 with respect to the 400 RSUs that vested on March 17, 2010 and that were reported in column (b) in the fiscal 2010 Non-Qualified Deferred Compensation Table. The amounts reported are not considered compensation reportable in the Summary Compensation Table.
(5)	Includes $76,780 previously reported as compensation to Mr. Walsh in the columns “Salary” and “All Other Compensation” in the Summary Compensation Table in previous years. Includes $14,830 reported as compensation to Mr. Khichi in the columns “Salary” and “All Other Compensation” in the Summary Compensation Table for previous years. Aggregate balance for Mr. Chiminski under “Vested but Undelivered RSUs” reflects the value of 1,000 RSUs as of June 30, 2011 based upon a market value of $1,040 per share as of such date. These RSUs were previously reported as “Stock Awards” in the Summary Compensation Table.

Non-qualified Deferred Compensation Plan

We offer a non-qualified deferred compensation plan for a select group of our management. Eligible employees selected to participate in the plan may elect to defer between 1% and 20% of eligible compensation into the plan each year. Eligible compensation is defined as base salary, Management Incentive Plan bonus, commissions and other bonus amounts. We will provide a matching contribution on base salary only for all participants with the exception of sales people who are eligible to receive a company matching contribution on base salary, bonuses and commissions. Any income attributable to stock options or other equity-based awards is not eligible for deferral. Participating directors may elect to defer between 20% and 100% of their fees for service on our board of directors (including meeting fees) into the plan each year. In our discretion, each year we may elect to make certain company contributions to participants in the plan; however, the plan does not require us to make any such contributions. Company contributions can be either matching contributions or contributions equal to a percentage of a participant’s compensation (regardless of the amount deferred) which includes a contribution designed to supplement social security benefits. Any such contributions, however, are generally only made with respect to the first $100,000 of a participant’s compensation in excess of the annual compensation limit under the Internal Revenue Code for each year (the limit was $245,000 for calendar year 2011). Participants are always 100% vested in their elective deferrals, and in any company matching contributions (including related earnings in each case). Participants become vested in other company contributions and related earnings after three years of service with us or upon retirement, death, total disability or a change in control of us.

Under the plan, we have the discretion to either credit participants’ deferrals with a hypothetical earnings rate, or to credit the deferrals with earnings and/or losses based on the deemed investment of the deferrals in investment alternatives selected by us, which investment alternatives generally include the investment funds available under our 401(k) plan. During fiscal 2011, participants were permitted to select the investment alternatives in which they wanted their deferrals to be deemed to be invested and were credited with earnings and/or losses based on the performance of the relevant investments. During fiscal 2011, the returns for the investment funds in which participating Named Officers, Messrs. Chiminski, Walsh, Heyens, Khichi and Leonard notionally invested their deferrals were 3.8%, 24.0%, 6.0%, 22.9% and 2.8%, respectively. Participants were able to change the investment elections for their deferrals on a daily basis during fiscal 2011. Participants’ deferrals are paid out in a lump-sum on the 15th day of the month immediately following the month during which the six month anniversary of the participant’s separation from service (other than due to death) with us (within the meaning of Section 409A of the Internal Revenue Code) occurs. In the event of the death of a participant prior to the commencement of the distribution of benefits under the plan, such benefits will be paid no later than the later of (x) December 31 of the year in which the participant’s death occurs and (y) ninety days following the date of the participant’s death. Participants may also elect to receive a payout of their deferrals in annual installments over a period of five or 10 years after their separation from service (including death), although notwithstanding any such elections, deferrals will be paid in a lump-sum in connection with a participant’s separation from service within two years following a change in control of us. Participants may also elect to receive a payout in connection with an unforeseeable emergency, in accordance with the requirements of Section 409A of the Internal Revenue Code. Salary deferrals, company contributions and any applicable gains are held in a “rabbi” trust. “Rabbi” trust assets are ultimately controlled by us. Operating the deferred compensation plan this way is required by federal tax law in order to defer the taxation benefits from the plan until they are paid to the participants.

Potential Payments Upon Termination or Change in Control

The following section describes the payments and benefits that may become payable to the Named Officers in connection with their termination of employment and/or a change in control. All such payments and benefits will be paid or provided by us or PTS Holdings Corp. For purposes of this section, we have assumed that (1) the price per share of PTS Holdings Corp.’s common stock on June 30, 2011 is equal to its fair market value as determined in good faith by the board of directors of PTS Holdings Corp. because there has never been a public market for the common stock of PTS Holdings Corp., (2) PTS Holdings Corp. does not exercise any discretion to accelerate the vesting of outstanding options or restricted stock units in connection with a change in control of us and (3) the value of any stock options that may be accelerated is equal to the full value of such awards (i.e., the full “spread” value for stock options on June 30, 2011). The 2007 PTS Holdings Corp. Stock Incentive Plan gives the PTS Holdings Corp. board of directors considerable discretion with respect to the treatment of outstanding options and restricted stock units in the event of a change in control. If the PTS Holdings Corp. board of directors exercised its discretion to fully vest outstanding options and restricted stock units, the Named Officers may receive benefits in addition to those described below.

In addition to the amounts presented below, the Named Officers will also be entitled to the benefits quantified and described under the “Non-Qualified Deferred Compensation—Fiscal 2011” section above. Please see “Compensation Discussion and Analysis—Current Compensation Program Elements—Severance and Other Benefits” for a discussion of how the amounts of the payments and benefits presented below were determined.

John Chiminski

Mr. Chiminski’s employment agreement, the 2007 PTS Holdings Corp. Stock Incentive Plan and the related stock option agreement and restricted stock unit agreements each provide for certain benefits to be paid to him upon termination under the terms described below. If Mr. Chiminski’s employment terminates due to his disability or death, he would be entitled to (1) a pro-rata portion of any annual cash bonus he would have earned for the year of termination and (2) accelerated vesting of the portion of his time vesting options and restricted stock units that would otherwise have vested within 12 months following his termination of employment. In addition, Mr. Chiminski will retain the opportunity through the ten year term to vest, subject only to attaining the specified internal rate of return or multiple of investment targets, in a portion of the unvested exit options equal to a fraction, the numerator of which is the number of days elapsing from his commencement date through the termination date and the denominator of which is the number of days elapsing from his commencement date through the date of the event that triggers additional exit option vesting. Any pro-rata bonus payment would have been paid in a lump-sum within two and one-half (2-1/2) months after the end of the fiscal year in which Mr. Chiminski’s termination of employment occurred. Should Mr. Chiminski’s employment terminate due to death, his beneficiaries would also be entitled to a death benefit equal to 1.5 times his base salary ($1,125,000) under a company provided group life insurance benefit program which covers all eligible active employees.

The employment agreement provides that upon any good termination or due to Mr. Chiminski’s election not to extend the term, he will be entitled to receive a pro-rata portion of any annual cash bonus he would have earned for the year of termination based on Catalent’s actual performance in respect of the full fiscal year in which Mr. Chiminski’s employment terminates.

The employment agreement further provides that if Mr. Chiminski’s employment is terminated by Catalent or PTS Holdings Corp. without cause, by Mr. Chiminski for good reason or due to Catalent’s or PTS Holdings Corp.’s election not to extend the term, then, subject to his execution, delivery and non-revocation of a release of claims with respect to Catalent and its affiliates, Mr. Chiminski will be entitled to receive, in addition to certain accrued amounts and a pro-rata bonus, as discussed above, an amount equal to two times the sum of (x) Mr. Chiminski’s annualized then-current base salary (which salary, for purposes of calculating severance amounts, will in no event be less than $750,000) and (y) his annual target bonus, payable in equal monthly installments over a two year period; provided, however, that if such termination occurs within the two year period following a change in control such payment will instead be made in a single lump sum payment within thirty days following the termination date. Notwithstanding the foregoing, Catalent’s obligation to make such payments will cease in the event of a material breach by Mr. Chiminski of the restrictive covenants contained in the employment agreement (described below), if such breach remains uncured for a period of ten days following written notice of such breach. Pursuant to the terms of the employment agreement, Mr. Chiminski is subject to a covenant not to (x) compete with us while employed and for one year following his termination of employment for any reason and(y) solicit our employees, consultants and certain actual and prospective clients while employed and for two years following his termination of employment for any reason, in each case, subject to certain specified exclusions. The employment agreement also contains a covenant not to disclose confidential information, an assignment of property rights provision and customary indemnification provisions.

In addition to the payments described above, if Mr. Chiminski’s employment is terminated by Catalent or PTS Holdings Corp. without cause, by Mr. Chiminski for good reason or due to Catalent or PTS Holdings Corp.’s election not to extend the term, Mr. Chiminski (and his spouse and eligible dependents, to the extent applicable) will also be entitled to continued participation in Catalent’s group health plans for up to two years (for the final 6 months of this period if coverage can not be continued he will be paid an amount on a grossed up basis for the company’s cost of such coverage).

At the end of fiscal 2011, Mr. Chiminski would have had a good reason to terminate employment if any of the following had occurred without his consent: (a) any material diminution in his duties, authorities, or responsibilities, or the assignment to him of duties that are materially inconsistent with, or that significantly impair his ability to perform, his duties as Chief Executive Officer of PTS Holdings Corp. or us; (b) any material adverse change in his positions or reporting structures, including ceasing to be the Chief Executive Officer of PTS Holdings Corp. or us or ceasing to be a member of the board of directors of PTS Holdings Corp. or our board of directors; (c) any reduction in his base salary or target annual bonus opportunity (other than a general reduction in base salary or target annual bonus opportunity that affects all members of senior management proportionately); (d) any material failure by us to pay compensation or benefits when due under his employment agreement; (e) any relocation of our principal office or of his principal place of employment to a location more than 50 miles from its location in Somerset, New Jersey, as of his commencement date; or (f) any failure by PTS Holdings Corp. or us, as applicable, to obtain the assumption in writing of its obligation to perform his employment agreement by any successor to all or substantially all of the assets of PTS Holdings Corp. or us, as applicable. No termination of his employment based on a specified good reason event will be effective as a termination for good reason unless

(x) Mr. Chiminski gives notice to PTS Holdings Corp. and us of such event within 90 days after he learns that such event has occurred (or, in the case of any event described in clauses (e) or (f), within 30 days after he learns that such event has occurred), (y) such good reason event is not fully cured within 30 days after such notice, and (z) Mr. Chiminski’s employment terminates within 60 days following the end of the cure period.

In the event of any termination of Mr. Chiminski’s employment other than a good termination, all unvested RSUs and options which remain outstanding will be immediately forfeited without consideration as of the termination date. In the event of a good termination, Mr. Chiminski will be deemed vested as of the termination date in any portion of the RSUs and time options that would have otherwise vested if he had remained employed by us or PTS Holdings Corp. through the first anniversary of the termination date and he will also retain the opportunity through the ten year term to vest, subject only to attaining the specified internal rate of return or multiple of investment targets, in a portion of the unvested exit options equal to a fraction, the numerator of which is the number of days elapsing from his commencement date through the termination date and the denominator of which is the number of days elapsing from his commencement date through the date of the event that triggers additional exit option vesting.

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

If any payments to Mr. Chiminski are subject to golden parachute excise taxes in connection with a change in control and are eligible for exemption under the shareholder approval exemption, Catalent and PTS Holdings Corp. agree to use commercially reasonable efforts to seek the requisite stockholder vote. However, if such exemption is not available and Mr. Chiminski is subject to such taxes, he will also be entitled to receive a tax-gross up payment, provided that such payment will not exceed $1 million.

The following table lists the payments and benefits that would have been triggered for Mr. Chiminski under the circumstances described above assuming that the applicable triggering event occurred on June 30, 2011.

Triggering Event	Value of Option/RSU Acceleration(1)	Value of Base Salary and Target Bonus Payment(2)	Value of Continued Benefits Participation(3)	Total
Death or Disability	1,015,500			1,015,500
Termination by Us Without Cause or by Mr. Chiminski for Good Reason	1,015,500	3,000,000	30,309	4,045,809
Change in Control	3,646,000			3,646,000
Death or Disability Within Six months Prior to a change in Control	3,646,000			3,646,000
Termination by Us Without Cause or by Mr. Chiminski for Good Reason in Connection With a Change in Control	3,646,000	3,000,000	30,309	6,676,309

(1)	The amounts reported represent partial or full accelerated vesting of RSUs and options and are based on PTS Holdings Corp.’s common stock having a fair market value of $1,040 per share on June 30, 2011. The amounts reported reflect the “spread” value of the options of $290 per share representing the difference between the fair market value and the exercise price. Amounts reported assume that the exit event options do not vest upon a change in control.
(2)	The amount reported consists of two times the sum of Mr. Chiminski’s annual salary and target annual MIP bonus.
(3)	The amount reported represents income attributable to the health care premiums paid by the Company with respect to Mr. Chiminski’s participation in our employee benefit plans for a two year period. Mr. Chiminski would also be entitled to be paid out for any unused paid time off days accrued during 2011 and up to five unused days from the prior year.

Messrs. Walsh, Heyens, Khichi and Leonard

Messrs. Walsh, Heyens, Khichi and Leonard were not covered by employment agreements at the end of fiscal 2011. However, Mr. Walsh’s, Mr. Heyens’s, Mr. Khichi’s and Mr. Leonard’s severance agreements, Mr. Heyens’s letter agreement dated February 28, 2011, the 2007 PTS Holdings Corp. Stock Incentive Plan and the related stock option agreements provide for certain benefits to be paid to each of them if their employment terminates for one of the reasons described below. If the employment of Messrs. Walsh, Heyens, Khichi or Leonard terminates due to death or disability, each will be entitled to accelerated vesting of the portion of their time options that would otherwise have vested within 12 months following a termination of employment (like Mr. Chiminski, they will not be entitled to any similar accelerated vesting for performance options and exit options). Should Mr. Walsh’s, Mr. Heyens’s, Mr. Khichi’s or Mr. Leonard’s employment terminate due to death, their beneficiaries will receive a death benefit equal to 1.5 times their current base salary ($742,050, $615,000, $607,500, and $577,500, respectively) under a company provided group life insurance program which covers all eligible active employees.

If the employment of Messrs. Walsh, Heyens, Khichi or Leonard was terminated by us without cause or by the executive for good reason, in each case at the end of fiscal 2011, each would have been entitled to a severance payment equal to one times the sum of their annual base salary and target annual bonus, payable in equal installments over the one period following the date of their termination of employment. Each would also be entitled to continued participation in our group health plans (to the extent the executives were receiving such coverage as of the termination date), at the same premium rates as may be charged from time to time for employees of Catalent generally, which coverage would be provided until the earlier of (x) the expiration of the one year period following the date of termination of employment and (y) the date the executive becomes eligible for coverage under group health plan (s) of any other employer. Each Named Officer is required to enter into a binding general release of claims as a condition to receiving most severance payments and benefits.

Under the stock option agreements entered into in connection with the 2007 PTS Holdings Corp. Stock Incentive Plan, if the employment of Messrs. Walsh, Heyens, Khichi or Leonard is terminated by us without cause or by the Named Officer for good reason, each will be entitled to receive accelerated vesting of the portion of his time options that would otherwise have vested within 12 months following termination of employment (there is no similar accelerated vesting for performance options and exit options). At the end of fiscal 2011, each of Messrs. Walsh, Heyens, Khichi, and Leonard would have had a good reason to terminate employment if, without his consent (a) there had been a substantial diminution in his position or duties or an adverse change in his reporting lines, (b) he was assigned duties that were materially inconsistent with his position, (c) his base salary had been reduced or other earned compensation was not paid when due, (d) our headquarters were relocated by more than 50 miles, or (e) he was not provided with the same annual bonus opportunity specified in his offer letter, in each case, which was not cured within 30 days following our receipt of written notice from him describing the event constituting good reason.

In the event of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C., each of Messrs. Walsh, Heyens, Khichi and Leonard will be entitled to full vesting of their time options. As with Mr. Chiminski, their exit options and performance options will not automatically become fully vested in connection with a change in control; however, the exit options and performance options may become vested in connection with the transaction if the applicable performance targets are attained. Messrs. Walsh, Heyens, Khichi, and Leonard are each subject to the restrictive covenants contained in the subscription agreement, which covenants are described in the “Description of Equity-Based Awards” section above.

The following table lists the payments and benefits that would have been triggered for Messrs. Walsh, Heyens, Khichi, and Leonard under the circumstances described above assuming that the applicable triggering events occurred on June 30, 2011.

Triggering Event	Value of Option Acceleration ($)(1)	Value of Severance Payment ($)(2)	Value of Continued Benefits Participation ($)(3)	Total ($)
Death or Disability
Matthew Walsh	100,514			100,514
David Heyens	61,514			61,514
Samrat Khichi	79,286			79,286
Stephen Leonard	116,000			116,000
Termination by Us Without Cause or by the Executive for Good Reason
Matthew Walsh	100,514	865,725	7,716	973,955
David Heyens	61,514	717,500	7,183	786,197
Samrat Khichi	79,286	708,750	10,991	799,027
Stephen Leonard	116,000	673,750	10,991	800,741
Change in Control
Matthew Walsh	402,230			402,230
David Heyens	265,230			265,230
Samrat Khichi	317,260			317,260
Stephen Leonard	464,000			464,000

(1)	Amounts reported reflect the “spread” value of $290 per share with respect to options granted in fiscal 2010 based on PTS Holdings Corp.’s common stock having a fair market value of $1,040 per share on June 30, 2011. Amounts reported for Mr. Heyens also reflect the “spread” value of $190 per share with respect to the options granted to him in fiscal 2011 based on PTS Holdings Corp.’s common stock having a fair market value of $1,040 per share on June 30, 2011. Amounts reported assume that the exit event options do not vest upon a change in control.
(2)	The amounts reported represent the sum of each executive’s annual base salary and target annual bonus.
(3)	The amounts reported represent income attributable to the health care premiums paid by the Company with respect to each Named Officer’s continued participation in our employee benefit plans for a one year period. Each Named Officer would also be entitled to be paid out for any unused paid time off days accrued during 2011 and up to five unused days from the prior year.

Compensation Committee Interlocks and Insider Participation

Our compensation committee comprises Chinh E. Chu, Peter Baird and Bruce McEvoy. Mr. Baird is the Chairman of the Compensation Committee. The Compensation Committee is responsible for determining, reviewing, approving and overseeing our executive compensation program.

No member of the Compensation Committee was at any time during fiscal year 2011, or at any other time, one of our officers or employees. Mr. Chu is a Senior Managing Director in the Corporate Private Equity group of The Blackstone Group and Mr. McEvoy is a Principal at The Blackstone Group. We are parties to certain transactions with The Blackstone Group described in the “Certain Relationships and Related Transactions” section below. None of our executive officers has served as a director or member of the Compensation Committee, or other committee serving an equivalent function, of any entity, whose executive officers served as a director of our company or member of our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of PTS Holdings Corp.

PTS Holdings Corp. owns 100% of the limited liability company interests of PTS Intermediate Holdings LLC, which owns 100% of our issued and outstanding common stock.

The following table and accompanying footnotes set forth information with respect to the beneficial ownership of the common stock of PTS Holdings Corp. as of September 15, 2011 for (i) each individual or entity known by us to own beneficially more than 5% of the common stock of PTS Holdings Corp., (ii) each of our Named Executive Officers, (iii) each of our directors and (iv) all of directors and our executive officers as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent
Blackstone Funds(2)	1,053,979	99.15%
John R. Chiminski(3)(4)	4,507	*
Matthew Walsh(4)	1,627	*
Samrat S. Khichi(4)	980	*
Stephen Leonard(4)	1,361	*
David Heyens(4)	794	*
Peter Baird(4)	200	*
Paul Clark(4)	272	*
Chinh E. Chu(5)	—	—
Michael Dal Bello(6)	—	—
Bruce McEvoy(7)	—	—
James Quella(8)	—	—
Melvin D. Booth(4)	145	*
Arthur J. Higgins(4)	3,145	*
All directors and executive officers as a group (23 persons)(9)	18,424	1.7%

(*)	Less than 1%
(1)	Fractional shares beneficially owned have been rounded up to the nearest whole share.
(2)

Shares shown as beneficially owned by the Blackstone Funds are held directly by Phoenix Charter LLC. 100% of the limited liability company interests of Phoenix Charter LLC are held directly by BHP PTS Holdings L.L.C. Blackstone Healthcare Partners LLC is the managing member and controls approximately 87% of BHP PTS Holdings L.L.C. Paul Clark holds less than 1% of the interests in BHP PTS Holdings L.L.C. and affiliates of Aisling Capital and Genstar Capital, LLC hold 2.4% and 9.6% interests, respectively, in BHP PTS Holdings L.L.C. Blackstone Healthcare Partners LLC, by virtue of its management rights and controlling interest in BHP PTS Holdings L.L.C., has investment and voting control over the shares of PTS Holdings Corp. indirectly held by BHP PTS Holdings L.L.C. Blackstone Capital Partners V L.P., Blackstone Capital Partners V-AC L.P., BCP V-S L.P., BCP V Co-Investors L.P., Blackstone Family Investment Partnership V L.P., Blackstone Family Investment Partnership V-A L.P., Blackstone Participation Partners V L.P. and International Healthcare Partners LLC are members of Blackstone Healthcare Partners LLC and Blackstone Capital Partners V L.P. is the managing member of Blackstone Healthcare Partners LLC (collectively, the “Blackstone Funds”). Blackstone Management Associates V L.L.C. (“BMA”) is the general partner of Blackstone Capital Partners V L.P. BMA V L.L.C. is the sole member of BMA. Blackstone Holdings III L.P. is the managing member and majority in interest owner of BMA V L.L.C. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Mr. Schwarzman disclaims beneficial ownership of such shares except to the extent of his indirect pecuniary interest therein. Mr. Chu and Mr. Quella, directors of the Company, are members of BMA V L.L.C. and each disclaims any beneficial ownership of PTS Holdings Corp. common stock beneficially owned by BMA V L.L.C. Mr. Higgins, a director of the Company, is a member of International Healthcare Partners LLC and disclaims any beneficial ownership of PTS Holdings Corp. common stock beneficially owned by Blackstone Healthcare Partners LLC. Additionally, pursuant to the terms of the PTS Holdings Corp. securityholders agreement, the Blackstone Funds may be deemed to have shared voting and dispositive power over the remaining .85% of PTS Holdings Corp. common stock held by senior management of the Company. The address of each of the entities listed in this footnote is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.
(3)	Does not include 3,000 vested and unvested non-voting restricted stock units, none of which will be delivered within 60 days.
(4)	The number of shares beneficially owned includes shares of common stock issuable upon exercise of options that are currently exercisable and/or will be exercisable within 60 days after September 15, 2011, as follows: Mr. Chiminski (3,600), Mr. Walsh (1,227), Mr. Baird (200), Mr. Clark (272), Mr. Khichi (880), Mr. Leonard (1,067), Mr. Heyens (694), Mr. Booth (145) and Mr. Higgins (145).
(5)	Mr. Chu is a Senior Managing Director of Blackstone. Mr. Chu disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds, except to the extent of his indirect pecuniary interest therein. Mr. Chu’s address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.
(6)	Mr. Dal Bello is a Managing Director of Blackstone. Mr. Dal Bello disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds except to the extent of his indirect pecuniary interest therein. Mr. Dal Bello’s address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.
(7)	Mr. McEvoy is a Principal of Blackstone. Mr. McEvoy disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds except to the extent of his indirect pecuniary interest therein. Mr. McEvoy’s address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.
(8)	Mr. Quella is a Senior Managing Director of Blackstone. Mr. Quella disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds except to the extent of his indirect pecuniary interest therein. Mr. Quella’s address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.
(9)	Includes 12,188 shares of common stock issuable upon exercise of options that are currently exercisable and/or exercisable within 60 days after September 15, 2011.

Equity Compensation Plan Information

The following table provides information for the fiscal year ended June 30, 2011 with respect to shares of PTS Holdings Corp. common stock that may be granted under the 2007 PTS Holdings Corp. Stock Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2) (a)	Weighted-average exercise price of outstanding options, warrants and rights(3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	69,026	$772	12,381

(1)	The 2007 PTS Holdings Corp. Stock Incentive Plan was approved by the Board of Directors of PTS Holdings Corp. on May 7, 2007.
(2)	All of the awards granted under the 2007 PTS Holdings Corp. Stock Incentive Plan are stock options, except for the 3,000 restricted stock units granted to Mr. Chiminski.
(3)	The weighted-average exercise price does not take into account restricted stock unit awards, which by their nature do not have an exercise price. See Note 13 of the Audited Consolidated and Combined Financial Statements for more information on the 2007 PTS Holdings Corp. Stock Incentive Plan.
(4)	Consists of shares of our common stock issuable under the 2007 PTS Holdings Corp. Stock Incentive Plan, of which 882 shares have been specifically set aside for the granting of restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

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

Transaction and Advisory Fee Agreement

We and one or more of our parent companies entered into a transaction and advisory fee agreement with the affiliates of Blackstone and certain of the other Investors pursuant to which such entities or their affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of Blackstone and certain of the other Investors provide certain monitoring, advisory and consulting services to us for an aggregate annual management fee equal to the greater of $10 million or 3.0% of Consolidated Adjusted EBITDA (as defined in the senior secured credit agreement). Affiliates of Blackstone and certain of the other Investors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of services pursuant to the agreement.

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

Other Related-Party Transactions

Certain facilities purchase gelatin and an Oral Technologies German subsidiary leases plant facilities, purchases other services and receives loans from a German company that is also the minority owner of an Oral Technologies German subsidiary. Gelatin purchases amounted to $27.6 million, $24.4 million and $25.7 million for fiscal years ended June 30, 2011, June 30, 2010 and June 30, 2009, respectively. Rental payments amounted to $5.4 million, $4.5 million and $6.8 million and purchase services amounted to $6.1 million, $5 million and $5.8 million in the same periods, respectively.

Klöckner Pentaplast, an affiliate with Blackstone, supplies the Company with raw materials, packaging materials and other supplies used in our operations. Purchases from Klöckner Pentaplast were approximately $2.0 million and $4.3 million for the fiscal year ended June 30, 2011 and June 30, 2010, respectively. We believe that these transactions were entered into in the ordinary course of our business and were conducted on an arm’s length basis.

The Company has a three year participation agreement with Core Trust Purchasing Group (“CPG”), which designates CPG as a supplier of an outsource service for indirect materials. The Company does not pay any fees to participate in this group arrangement, and can terminate participation at any time prior to the expiration of the agreement without penalty. The vendors separately pay fees to CPG for access to CPG’s consortium of customers. Blackstone entered into an agreement with CPG whereby Blackstone receives a portion of the gross fees vendors pay to CPG based on the volume of purchases made between the Company and other participants. Purchases from CPG were approximately $6.2 million and $6.3 million for the fiscal year ended June 30, 2011 and 2010, respectively.

The Company participates in an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. In consideration for these services, the Company pays Equity Healthcare a fee of $2.00 per participating employee per month. As of June 30, 2011, we had approximately 2,300 employees enrolled in our health benefit plans in the United States. Equity Healthcare is an affiliate of Blackstone.

In addition, the Company does business with a number of other companies affiliated with Blackstone; we believe that all such arrangements have been entered into in the ordinary course of our business and have been conducted on an arm’s length basis.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by Ernst & Young for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2011 and June 30, 2010, and fees billed for other services rendered by Ernst & Young during those periods.

	2011	2010
(in thousands)
Audit Fees	$3,317	$3,666
Audit-Related Fees	2	2
Tax Fees	552	535
All Other Fees	—	—

Total	$3,871	$4,203

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

Exhibit No.	Description

2.1	Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.01 to Cardinal Health’s Inc.’s Current Report on Form 8-K/A filed on April 16, 2007, File No. 1-11373)

2.2	Amendment No. 1, dated March 9, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.02 to Cardinal Health’s Inc.’s Current Report on Form 8-K/A filed on April 16, 2007, File No. 1-11373)

2.3	Amendment No. 2, dated April 10, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.03 to Cardinal Health’s Inc.’s Current Report on Form 8-K/A filed on April 16, 2007, File No. 1-11373)

2.4	Amendment No. 3, dated June 22, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.1.4 to Cardinal Health’s Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)

2.5	Stock Purchase Agreement, dated August 19, 2011, by and between Catalent Pharma Solutions, Inc. and Aptuit LLC*

3.1	Amended and Restated Certificate of Incorporation of Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

3.2	Amended and Restated By-laws of Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.1	Senior Indenture dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc. and the Bank of New York (incorporated by reference to Exhibit 4.1 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.2	Senior Subordinated Indenture dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc. and the Bank of New York (incorporated by reference to Exhibit 4.2 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.3	Registration Rights Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Banc of America Securities LLC, Banc of America Securities Limited, Deutsche Bank Securities Inc., Deutsche Bank AG, London Branch, GE Capital Markets, Inc. and GE Corporate Finance Bank SAS (incorporated by reference to Exhibit 4.3 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.4	First Supplemental Indenture, dated as of July 3, 2008, to the Senior Indenture dated as of April 10, 2007, among Catalent US Holding I, LLC, Catalent US Holding II, LLC and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

4.5	First Supplemental Indenture, dated as of July 3, 2008, to the Senior Subordinated Indenture dated as of April 10, 2007, among Catalent US Holding I, LLC, Catalent US Holding II, LLC and The Bank of New York Mellon

Exhibit No.	Description

(incorporated by reference to Exhibit 4.5 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

†10.1	Offer Letter, dated February 29, 2008, between Matthew Walsh and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2008, File No. 333-147871)

†10. 2	Severance Agreement, dated February 29, 2008, between Matthew Walsh and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2008, File No. 333-147871)

†10.3	Form of Severance Agreement between named executive officers and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.3 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed on September 17, 2010, File No. 333-147871)

†10.4	Offer Letter, dated May 4, 2009, between Stephen Leonard and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.4 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed on September 17, 2010, File No. 333-147871)

†10.5	Offer Letter, dated August 27, 2007, between Samrat S. Khichi and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.8 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 28, 2009, File No. 333-147871)

†10.6	Letter Agreement, dated February 28, 2011, between PTS Holdings Corp. and David Heyens*

†10.7	Management Equity Subscription Agreement dated September 8, 2010 by and between PTS Holdings Corp. and Melvin D. Booth (incorporated by reference to Exhibit 10.7 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed on September 17, 2010, File No. 333-147871)

†10.8	Management Equity Subscription Agreement dated September 8, 2010 by and between PTS Holdings Corp. and Arthur J. Higgins (incorporated by reference to Exhibit 10.8 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed on September 17, 2010, File No. 333-147871)

10.9	Transaction and Advisory Fee Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Blackstone Management Partners V L.L.C., Genstar Capital L.L.C. and Aisling Capital, LLC (incorporated by reference to Exhibit 10.10 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.10	Securityholders Agreement, dated as of May 7, 2007, among PTS Holdings Corp., Blackstone Healthcare Partners LLC, BHP PTS Holdings LLC and the other parties thereto (incorporated by reference to Exhibit 10.11 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

†10.11	Form of Unit Subscription Agreement (incorporated by reference to Exhibit 10.12 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.12	Form of Management Equity Subscription Agreement (incorporated by reference to Exhibit 10.13 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.13	Form of Nonqualified Stock Option Agreement (executives) (incorporated by reference to Exhibit 10.14 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.14	Form of Nonqualified Stock Option Agreement (non-employee directors) (incorporated by reference to Exhibit 10.15 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.15	2007 PTS Holdings Corp. Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

Exhibit No.	Description

†10.16	Amendment No. 1 to the 2007 PTS Holdings Corp. Stock Incentive Plan, dated September 8, 2010 (incorporated by reference to Exhibit 10.16 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed on September 17, 2010, File No. 333-147871)

†10.17	Form of Nonqualified Stock Option Agreement (executives) approved October 23, 2009 (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

†10.18	Form of Nonqualified Stock Option Agreement (Paul Clark) approved September 8, 2010 (incorporated by reference to Exhibit 10.18 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed on September 17, 2010, File No. 333-147871)

†10.19	Form of Nonqualified Stock Option Agreement Amendment (executives) approved October 23, 2009 (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

†10.20	Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed on September 28, 2009, File No. 333-147871)

†10.21	First Amendment to the Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 17, 2009, File No. 333-147871)

†10.22	Second Amendment to the Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed on September 28, 2009, File No. 333-147871)

10.23	Credit Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other Lenders as parties thereto (incorporated by reference to Exhibit 10.19 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.24	Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc., (incorporated by reference to Exhibit 10.20 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.25	Security Agreement Supplement, dated as of July 1, 2008, to the Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding Inc. (incorporated by reference to Exhibit 10.26 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

10.26	Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.27	Intellectual Property Security Agreement Supplement, dated as of July 1, 2008, to the Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.28 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

10.28	Guaranty, dated as of April 10, 2007, among PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.22 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

Exhibit No.	Description

10.29	Guaranty Supplement, dated as of July 1, 2008, to the Guaranty, dated as of April 10, 2007, among PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.30 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

†10.30	Employment Agreement, dated February 23, 2009 by and among PTS Holdings Corp., Catalent Pharma Solutions, Inc. and John R. Chiminski (including Form of Restricted Stock Unit Agreement and Form of Management Equity Subscription Agreement) (incorporated by reference to Exhibit 99.2 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K, filed on March 5, 2009, File No. 333-147871)

†10.31	Letter Agreement, dated October 30, 2009, by and among PTS Holdings Corp., Catalent Pharma Solutions, Inc. and John R. Chiminski (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

†10.32	Letter Agreement, entered into on June 30, 2010, by and among PTS Holdings Corp., Catalent Pharma Solutions, Inc. and John R. Chiminski (including Form of Restricted Stock Unit Agreement) (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on July 7, 2010, File No. 333-147871)

†10.33	Form of Nonqualified Stock Option Agreement (John R. Chiminski) approved October 23, 2009 (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

†10.34	Form of Restricted Stock Unit Agreement (John R. Chiminski) approved October 23, 2009 (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

10.35	Amendment No. 1, dated as of June 1, 2011, relating to the Credit Agreement, dated as of April 10, 2007, among the Company, PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent and swing line lender and other lenders as parties thereto, (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on June 7, 2011, File No. 333-147871)

†10.36	Form of Nonqualified Stock Option Agreement (David Heyens)*

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges*

21.1	List of Subsidiaries*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Furnished herewith.
†	Represents management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 16, 2011.

CATALENT PHARMA SOLUTIONS, INC.

By:	/S/ SAMRAT S. KHICHI
Name:	Samrat S. Khichi
Title:	Senior Vice President, Chief Administrative Officer General Counsel and Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ JOHN R. CHIMINSKI John R. Chiminski	President & Chief Executive Officer	September 16, 2011

/S/ MATTHEW M. WALSH Matthew M. Walsh	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 16, 2011

/S/ CHINH E. CHU Chinh E. Chu	Director	September 16, 2011

/S/ MICHAEL DAL BELLO Michael Dal Bello	Director	September 16, 2011

/S/ BRUCE MCEVOY Bruce McEvoy	Director	September 16, 2011

/S/ PETER BAIRD Peter Baird	Director	September 16, 2011

/S/ JAMES QUELLA James Quella	Director	September 16, 2011

/S/ ARTHUR HIGGINS Arthur Higgins	Director	September 16, 2011

/S/ MELVIN BOOTH Melvin Booth	Director	September 16, 2011

/S/ PAUL CLARK Paul Clark	Director	September 16, 2011