Form 10-Q
period 2011-09-30
Catalent Pharma Solutions, Inc.
filed 2011-11-01
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

(732) 537-6200

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2011, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

CATALENT PHARMA SOLUTIONS, INC.

PART I

Special Note Regarding Forward-Looking Statements

Certain information included in this Quarterly Report on Form 10-Q may be deemed to be “forward-looking statements.” All statements, other than statements of historical facts, included in this Form 10-Q are, or may be deemed to be, forward-looking statements. In particular, statements that we make regarding future market trends are forward-looking statements. When used in this document, the words “believe,” “expect,” “anticipate,” “estimate,” “project,” “plan,” “should,” “intend,” “may,” “will,” “would,” “potential” and similar expressions are intended to identify forward-looking statements.

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. We disclaim any duty to update any forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in Catalent Pharma Solution Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and the following:

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

•

increased costs for the active pharmaceutical ingredients, components, compounds and raw materials used by our manufacturing businesses or shortages in or interruptions in the supply of these materials;

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

•	certain liabilities in connection with our pension plans;

•	current uncertainty in global economic conditions; and

•	conflicts of interest with our controlling investors.

We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions)

Unaudited

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net revenue	$410.5	$380.8
Cost of products sold	286.7	277.2

Gross margin	123.8	103.6
Selling, general and administrative expenses	79.0	72.2
Impairment charges and (gain)/loss on sale of assets	(0.4)	0.6
Restructuring and other	1.4	5.4
Property and casualty losses, net	(0.5)	—

Operating earnings, income/(loss)	44.3	25.4
Interest expense, net	42.1	40.6
Other (income)/expense, net	3.9	12.2

Earnings/(loss) from continuing operations before income taxes	(1.7)	(27.4)
Income tax expense/(benefit)	3.5	1.4

Earnings/(loss) from continuing operations	(5.2)	(28.8)
Earnings/(loss) from discontinuing operations, net of tax	—	0.5

Net earnings/(loss)	(5.2)	(28.3)
Net earnings/(loss) attributable to noncontrolling interest, net of tax expense/(benefit) $(0.1) million and $(0.1) million, respectively	(0.5)	(0.8)

Net earnings/(loss) attributable to Catalent	$(4.7)	$(27.5)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except shares)

Unaudited

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$187.3	$205.1
Trade receivables, net	254.2	274.8
Inventories	148.5	139.7
Prepaid expenses and other	115.7	104.0

Total current assets	705.7	723.6
Property and equipment, net	742.4	759.5
Other assets:
Goodwill	886.4	906.0
Other intangibles, net	277.8	290.6
Deferred income taxes	113.2	114.8
Other	34.2	36.7

Total assets	$2,759.7	$2,831.2

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$26.2	$28.7
Accounts payable	125.0	129.1
Other accrued liabilities	221.8	227.2

Total current liabilities	373.0	385.0
Long-term obligations, less current portion	2,279.9	2,318.6
Pension liability	75.1	78.5
Deferred income taxes	189.6	192.7
Other liabilities	65.9	66.3
Commitment and contingencies (see Note 13)
Shareholder’s equity:
Common stock $0.01 par value; 1,000 shared authorized, 100 shares issued
Additional paid in capital	1,083.6	1,082.0
Accumulated deficit	(1,346.4)	(1,341.7)
Accumulated other comprehensive (loss) income	35.7	46.0

Total Catalent shareholder’s deficit	(227.1)	(213.7)

Noncontrolling interest	3.3	3.8

Total deficit	(223.8)	(209.9)

Total liabilities and shareholder’s deficit	$2,759.7	$2,831.2

The accompanying notes are an integral part of these unaudited consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholder’s Deficit

(in millions)

Unaudited

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Non controlling Interest	Total Shareholder’s (Deficit)/Equity
Balance at June 30, 2011	$—	$1,082.0	$(1,341.7)	$46.0	$3.8	$(209.9)
Equity contribution		0.7				0.7
Comprehensive loss:						—
Net income (loss)			(4.7)		(0.5)	(5.2)
Foreign currency translation adjustments				(10.2)	—	(10.2)
Deferred compensation, net of tax				(0.7)		(0.7)
Change in unrealized loss on derivatives, net of tax				0.6		0.6

Equity compensation		0.9				0.9

Balance at September 30, 2011	$—	$1,083.6	$(1,346.4)	$35.7	$3.3	$(223.8)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

Unaudited

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/earnings	$(5.2)	$(28.3)
Loss from discontinued operations	$—	$0.5

(Loss)/earnings from continuing operations	(5.2)	(28.8)
Adjustments to reconcile (loss)/earnings from continued operations to
Net cash from operations:
Depreciation and amortization	29.6	28.9
Unrealized foreign currency transaction (gains)/losses, net	5.4	10.8
Amortization of debt financing costs	3.2	2.4
Asset impairments and (gain)/loss on sale of assets	(0.4)	0.6
Equity compensation	0.9	1.4
Provision (benefit) for deferred income taxes	(0.8)	(1.2)
Provision for bad debts and inventory	1.0	2.2
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	15.6	19.6
Decrease/(increase) in inventories	(13.7)	(5.9)
Increase/(decrease) in accounts payable	(1.0)	(14.5)
Other accrued liabilities and operating items, net	(12.8)	(15.1)

Net cash provided by /(used in) operating activities from continuing operations	21.8	0.4

Net cash provided by/(used in) operating activities from discontinued operations	—	(0.3)

Net cash provided by/(used in) operating activities	21.8	0.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	0.7	2.8
Acquisition of property and equipment and other productive assets	(24.8)	(16.6)

Net cash provided by/(used in) investing activities from continuing operations	(24.1)	(13.8)
Net cash provided by/(used in) investing activities from discontinued operations	—	(0.3)

Net cash provided by/(used in) investing activities	(24.1)	(14.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(2.9)	(2.3)
Repayments of long-term obligations	(6.3)	(6.5)
Equity contribution (redemption)	0.7	3.1

Net cash (used in)/ provided by financing activities from continuing operations	(8.5)	(5.7)

Net cash (used in)/provided by financing activities from discontinued operations	—	—

Net cash (used in)/provided by financing activities	(8.5)	(5.7)

Effect of foreign currency on cash	(7.0)	7.9
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(17.8)	(11.8)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	205.1	164.0

CASH AND EQUIVALENTS AT END OF PERIOD	$187.3	$152.2

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$17.6	$17.4
Taxes paid	$6.6	$11.7

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

Basis of Presentation

The accompanying Consolidated Financial Statements are unaudited and should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes contained in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2011. In the opinion of management, all adjustments necessary for a fair presentation have been included. The results reported in these Consolidated Financial Statements should not be taken as indicative of results that may be expected for the entire year. These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries. All inter-company transactions have been eliminated.

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance aimed at increasing the prominence of items reported in other comprehensive income in the financial statements. This guidance requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders’ equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. This guidance will become effective for fiscal years and interim periods beginning after December 15, 2011 and will require retrospective application for all periods presented. While certain provisions of this authoritative guidance are currently under review, the adoption of this standard is not expected to have a significant impact on our consolidated financial statements or results of operations.

In September 2011, an accounting standard update regarding testing of goodwill for impairment was issued. This standard update gives companies the option to perform a qualitative assessment to first assess whether the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This standard update is effective for the company during the first quarter of fiscal 2013, with early adoption permitted. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements or results of operations.

Reclassifications

Certain reclassifications have been made to conform the prior periods consolidated financial statements and notes to the current period presentation. In fiscal 2011 we disposed of the printer component operations through a sale to a third party. Accordingly, prior period financial information has been reclassified within the financial statements to discontinued operations captions on the statements of operations and cash flow. See Note 2 for further discussion.

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

Property and Equipment and Other Definite Lived Intangible Assets

Property and equipment are reported at cost minus accumulated depreciation or amortization. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 20 years; furniture and fixtures—3 to 10 years. Depreciation expense was $22.0 million and $21.8 million for the three months ended September 30, 2011 and September 30, 2010, respectively. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.

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

Assets Held for Sale and Discontinued Operations

We classify long-lived assets or a component entity as held for sale when the criteria have been met, in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). Further, we classify component entities as operations which have been discontinued when the criteria of ASC 205-20, Discontinued Operations (“ASC 205”) are met and the operations and cash flows have been or will be eliminated from the ongoing operations and we have no significant continuing involvement in the operations of the component after the disposal transaction. During fiscal year 2011, we completed the sale of our printed component operations and concluded the operations of which qualified as component entity which is permitted to be categorized as a discontinued operation. See Note 2 to these unaudited consolidated financial statements for additional information.

2.	DISCONTINUED OPERATIONS

During fiscal year 2011, the Company concluded that the sale of its printed components facilities qualified as a component entity, the operations of which were then classified as held for sale and reported as a discontinued operation. In April 2011, the Company completed the sale of its printed component operations in a cash transaction for an amount which approximated fair value. Accordingly, all prior period financial information related to the Company’s printed component operations has been reclassified within the financial statements to discontinued operations captions within the Consolidated Statements of Operations and Cash Flows. The printed components entity was previously reported in the Company’s Packaging Services segment.

The operating results and cash flows from these operations are included within discontinued operations captions within the statements of operations and cash flow in prior periods.

Summarized Consolidated Statements of Operations data for discontinued operations are as follows:

	Three Months Ended September 30,
(in millions)	2011	2010
Net revenue	$—	$27.5

Earnings /(loss) before income taxes	—	0.5
Income tax (benefit)/expense	—	—

Earnings/ (loss) from discontinued operations, net of tax	$—	$0.5

3.	GOODWILL

The following table summarizes the changes between June 30, 2011 and September 30, 2011 in the carrying amount of goodwill in total and by reporting segment:

(in millions)	Oral Technologies	Sterile Technologies	Packaging Services	Development & Clinical Services	Total
Balance at June 30, 2011	$880.8	$—	$—	$25.2	$906.0
Foreign currency translation adjustments	(18.8)	—	—	(0.8)	(19.6)

Balance at September 30, 2011	$862.0	$—	$—	$24.4	$886.4

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

No goodwill impairment charges were required during the current or prior year period.

4.	DEFINITE LIVED LONG-LIVED ASSETS

The Company’s definite lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives.

The details of other intangible assets subject to amortization as of September 30, 2011 and June 30, 2011, are as follows:

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
September 30, 2011
Amortized intangibles:
Core technology	20.0 years	$149.8	(33.3)	$116.5
Customer relationships	12.0 years	$47.2	(30.9)	$16.3
Product relationships	12.0 years	$232.2	(87.2)	$145.0

Total amortized intangible assets		$429.2	(151.4)	$277.8

(in millions)	Weighted Average Life	Gross Intangible	Accumulated Amortization	Net Intangible
June 30, 2011
Amortized intangibles:
Core technology	20.0 years	$153.1	(32.3)	$120.8
Customer relationships	12.0 years	$47.5	(30.4)	$17.1
Product relationships	12.0 years	$236.5	(83.8)	$152.7

Total amortized intangible assets		$437.1	(146.5)	$290.6

Amortization expense for the three months ended September 30, 2011 and 2010 was $7.5 million and $7.2 million, respectively.

Amortization expense in future periods is estimated to be:

(in millions)	Remainder fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016
Amortization expense	$22.4	$29.9	$29.9	$29.9	$29.9

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in Euros. At September 30, 2011, the Company had Euro denominated debt outstanding of $638.6 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in Accumulated Other Comprehensive Income/(Loss) as part of the cumulative translation adjustment. During the three months ended September 30, 2011, the Company recorded $28.5 million as a gain within cumulative translation adjustment. The net accumulated gain of this net investment as of September 30, 2011 included within Other Comprehensive Income was approximately $43.1 million. In addition, during the three months ended September 30, 2011 the Company recognized $4.5 million of an unrealized foreign exchange gain in the income statement related to a portion of its Euro debt which was not designated as a net investment hedge. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated.

Credit Risk Related to Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of September 30, 2011, the terminal value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $40.4 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $9.0 million. If the Company had breached any of these provisions at September 30, 2011, it could have been required to settle its obligations under the agreements at their termination value of $41.7 million.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Such derivatives are used to hedge the variable cash flows associated with existing variable-rate debt.

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

As of September 30, 2011, the Company had three outstanding interest rate derivatives which were effective for financial accounting purposes as of September 30, 2011. Two instruments had a combined notional value of $760.0 million and one had a notional amount of €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $22.4 million will be reclassified as an increase to interest expense.

Non-designated Hedges of Interest Rate Risk

Derivatives not designated as hedges for financial accounting purposes are not speculative and are used to manage the Company’s economic exposure to interest rate movements but, as of September 30, 2011, do not meet the hedge accounting requirements for financial reporting purposes of ASC 815 Derivatives and Hedging. Changes in the fair value of derivatives not designated as a hedge for financial accounting purposes are recorded directly into earnings as other expense, net. As of September 30, 2011, the Company had a ¥1.2 billion notional value outstanding derivative maturing on May 15, 2013 that was not designated for financial accounting purposes as a hedge in a qualifying hedging relationship.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2011 and June 30, 2011.

(in millions)	Fair Values of Financial Derivatives Instruments on the Consolidated Balance Sheets
	Liability Derivatives As of September 30, 2011		Liability Derivatives As of June 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other accrued liabilities and other liabilities	$40.4	Other accrued liabilities and other liabilities	$41.9
Derivatives designated as hedging instruments under ASC 815:		40.4		41.9
Derivatives not designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other accrued liabilities and other liabilities	0.1	Other accrued liabilities and other liabilities	0.3
Total derivatives not designated as hedging instruments under ASC 815:		$0.1		$0.3

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Operations for the three months ended September 30, 2011 and September 30, 2010.

(in millions)	Effect of Derivative Instruments on the Consolidated Statement of Operations
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion) for the Three Months ended September 30,		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) for the Three Months ended September 30,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effective Testing) for the Three Months ended September 30,
	2011	2010		2011	2010		2011	2010
Three Months Ended:
Interest Rate Swap	$5.8	$11.6	Interest (expense), net	$6.4	$6.9	Other income / (expense), net	—	—

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative for the Three Months Ended September 30,
		2011	2010
Three Months Ended:
Interest Rate Swap	Other income / (expense), net	$(0.3)	—

6.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

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

Fair value under ASC 820 is principally applied to financial assets and liabilities which, for Catalent, include both investments in money market funds and derivative instruments—interest rate swaps. The Company is not required to apply all the provisions of ASC 820 in financial statements to the nonfinancial assets and nonfinancial liabilities. There were no changes from the previously reported classification of financial assets and liabilities. The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements using:
(in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$40.5	$—	$40.5	$—

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

The carrying amounts and the estimated fair values of financial instruments as of September 30, 2011 and June 30, 2011, are as follows:

	September 30, 2011		June 30, 2011
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,306.1	$2,121.2	$2,347.3	$2,306.7
LIBOR interest rate swap	30.5	30.5	34.3	34.3
EURIBOR interest rate swap	9.9	9.9	7.6	7.6
TIBOR interest rate swap	0.1	0.1	0.3	0.3

The estimated fair values are based on quoted market prices for the same or similar instruments and/or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

7.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following at September 30, 2011 and June 30, 2011:

(in millions)	Maturity	September 30, 2011	June 30, 2011
Senior Secured Credit Facilities
Term loan facility Dollar-denominated	April 2014	$1,015.0	$1,017.6
Term loan facility Euro-denominated	Apr-14	345.3	364.1
9 1/2 % Senior Toggle Notes	Apr-15	624.4	624.4
9 3/4 % Senior Subordinated Euro-denominated Notes	Apr-17	293.3	308.4
Revolving Credit Agreement	April 2013-2016	—	—
Other Obligations	2011-2026	28.1	32.8

Total		2,306.1	2,347.3
Less: current portion and other short-term borrowings		26.2	28.7

Long-term obligations, less current portion short-term borrowings		$2,279.9	$2,318.6

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

On June 1, 2011, the Company and certain lenders amended the Credit Agreement in order to extend the maturity for certain Revolving Credit Loans and Revolving Credit Commitments. In particular, the Company converted $200.25 million of Revolving Credit Commitments and Revolving Credit Loans into Revolving Tranche-2 Commitments and Revolving Tranche -2 Loans. In addition, the Company extended the final maturity date of the converted facility from the sixth to the ninth anniversary or April 10, 2016, subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the Senior Toggle Notes, the Senior Subordinated Notes and certain other unsecured debt.

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

In addition to paying interest on outstanding principal under the Company’s senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments hereunder. The initial commitment fee is 0.50% per annum. The commitment fee may be reduced subject to the Company attaining certain leverage ratios. The Company is also required to pay customary letter of credit fees. As of September 30, 2011, there was $19.4 million in outstanding letters of credit.

8.	INCOME TAXES

The Company accounts for income taxes in accordance with the provision of ASC 740 Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Germany, the United Kingdom and France. With few exceptions, we are no longer subject to non-U.S. income tax examinations for years prior to 2002. Under the terms of the purchase agreement related to the Acquisition, the Company is indemnified by its former owner for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of September 30, 2011, approximately $11.9 million of unrecognized tax benefits and related interest is subject to indemnification by Cardinal.

As of September 30, 2011, the Company had a total of $39.2 million of unrecognized tax benefits. Of this amount, $27.3 million represents the amount of unrecognized tax benefits, including interest and penalties, which, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2011, the Company has approximately $5.1 million of accrued interest and penalties related to uncertain tax positions.

9.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of the Company’s net periodic benefit costs are as follows:

(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Components of net periodic benefit cost:
Service cost	$0.6	$0.6
Interest cost	3.4	3.1
Expected return on plan assets	(2.7)	(2.2)
Amortization (1)	—	0.2

Net amount recognized	$1.3	$1.7

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).

10.	RELATED PARTY TRANSACTIONS

Advisor Transaction and Management Fees

The Company entered into a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investor’s investment. The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. For fiscal 2012 the fee is expected to approximate $11.5 million of which $2.9 million was expensed and recorded in Selling, General and Administrative expenses in the Consolidated Statement of Operations as of September 30, 2011. In addition, as of September 30, 2011, the Company had a liability of $0.5 million representing the amount payable related to our prior fiscal year, which was paid in October 2011.

11.	COMPREHENSIVE EARNINGS/(LOSS) AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS/(LOSS)

Comprehensive earnings/(loss) for the three months ended September 30, 2011 and September 30, 2010 are as follows:

(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Net earnings/(loss) attributable to Catalent	$(4.7)	$(27.5)
Other comprehensive income/(losses):
Foreign currency translation adjustments	(10.2)	36.6
Deferred compensation/(benefit)	(0.7)	0.4
Change in unrealized loss on derivatives	0.6	(4.8)

Other Comprehensive income	(10.3)	32.2

Total Comprehensive income/(loss) loss before noncontrolling interest	(15.0)	4.7
Comprehensive loss attributable to noncontrolling interest	(0.5)	(1.4)

Comprehensive income/(loss)	$(15.5)	$3.3

At September 30, 2011, accumulated other comprehensive income/(loss) consists of:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Deferred Compensation	Pension Liability Adjustment	Other Comprehensive Income/(Loss)
Balance at June 30, 2011	$90.3	$(36.8)	$0.6	$(8.1)	$46.0
Activity, net of tax	(10.2)	.6	(0.7)	—	(10.3)

Balance at September 30, 2011	$80.1	$(36.2)	$(0.1)	$(8.1)	$35.7

12.	EQUITY BASED COMPENSATION

The following table summarizes the impact of the equity-based compensation expense recorded in the Company’s Statement Operations:

(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Stock compensation expense in selling, general and administrative	$0.9	$1.4

STOCK OPTIONS

The activity of the equity-based compensation program for the three months ended September 30, 2011 is presented below:

	Time Based Awards Number of Shares	Performance Based Awards Number of Shares	Market Based Awards Number of Shares
Balance at June 30, 2011	34,777	10,392	20,857
Granted	2,863	957	1,905
Exercised	—	—	—
Forfeited	(1,250)	(418)	(832)

Balance at September 30, 2011	36,390	10,931	21,930

RESTRICTED STOCK UNITS

In addition to nonqualified stock options, as of September 30, 2011 the Company had 3,000 restricted stock units outstanding with respect to compensation for a participant to receive shares of common stock equal to the units vested upon settlement.

13.	COMMITMENTS AND CONTINGENCIES

On March 24, 2011, a Packaging Services operation located in Corby, United Kingdom was damaged by a fire. The Company records expenses for property, plant and equipment that was damaged and additional costs associated with transition activities related to product production in the income statement line item ‘Property and casualty loss’ within continuing operations. For the quarter ended September 30, 2011, the Company recorded expense of approximately $11.8 million primarily associated with costs related to idle production and transition activities and the impairment charges associated with the land. These expenses were offset by a total of $12.2 million of approved insurance receivables related to the first quarter of fiscal 2012 insurance claim and the recovery of charges recorded related to the building impairment recorded in the fourth quarter of fiscal 2011. Future impairment charges, capital expenditures and non-recurring expenses may be required in subsequent periods as more information becomes available and the Company executes its strategic plans in response to the losses. Although the Company expects insurance proceeds to eventually cover a substantial portion of losses related to the fire, U.S. GAAP require the Company to record a charge to income with respect to the affected assets. While the Company is working diligently with its insurance providers, no determination has been made as to the total amount of the associated charges or timing of the receipt of insurance proceeds.

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

In addition, employees of a commercial packaging site and a clinical services site are members of a multiemployer pension plan. Our annual contributions may increase over the remainder of the contract period due its current funding shortfall or due to a future decision to withdraw from the plan. As of September 30, 2011 it is reasonably possible that we may withdraw from the plan, which is currently under funded.

The Company, along with several pharmaceutical companies, is named as a defendant in two hundred and seventy-five pending civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including making a determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

From time to time the Company may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects, and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant. The Company intends to vigorously defend ourselves against such other litigation and does not currently believe it is reasonably possible that the outcome of any such legal proceeding will have a material adverse effect on the Company’s financial statements.

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

The following tables include net revenue and Segment EBITDA during the three months ended September 30, 2011:

(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Oral Technologies
Net revenue	$274.9	$244.0
Segment EBITDA	67.3	52.2
Sterile Technologies
Net revenue	52.7	53.7
Segment EBITDA	3.9	5.2
Development and Clinical Services
Net revenue	47.6	43.4
Segment EBITDA	9.2	8.9
Packaging Services
Net revenue	40.7	46.3
Segment EBITDA	4.1	1.9
Inter-segment revenue elimination	(5.4)	(6.6)
Unallocated Costs(1)	(14.0)	(25.3)
Combined Total
Net revenue	410.5	380.8
EBITDA from continuing operations	$70.5	$42.9

(1)

Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Impairment charges and gain/(loss) on sale of assets	$0.4	$(0.6)
Equity compensation	(0.9)	(1.4)
Restructuring and other special items	(5.4)	(8.0)
Property and casualty losses	0.5	—
Sponsor advisory fee	(2.9)	(2.5)
Noncontrolling interest	0.5	0.8
Other income (expense)(2), net	(3.9)	(12.2)
Non-allocated corporate costs, net	(2.3)	(1.4)

Total unallocated costs	$(14.0)	$(25.3)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Earnings/(loss) from continuing operations	$(5.2)	$(28.8)
Depreciation and amortization	29.6	28.9
Interest expense, net	42.1	40.6
Income tax (benefit)/expense	3.5	1.4
Noncontrolling interest	0.5	0.8

EBITDA from continuing operations	$70.5	$42.9

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial Statements:

(in millions)	September 30, 2011	June 30, 2011
Assets
Oral Technologies	$2,490.9	$2,540.6
Sterile Technologies	245.4	252.5
Development and Clinical Services	183.2	177.7
Packaging Services	144.3	135.3
Corporate and eliminations	(304.1)	(274.9)
Assets held for sale	—	—

Total assets	$2,759.7	$2,831.2

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at September 30, 2011 and June 30, 2011 is detailed in the following tables.

Inventories

Work-in-process and finished goods inventories include raw materials, labor and overhead. Inventories consisted of the following:

(in millions)	September 30, 2011	June 30, 2011
Raw materials and supplies	$82.3	$75.4
Work-in-process	27.4	26.1
Finished goods	49.6	49.0

Total inventory, gross	159.3	150.5
Inventory reserves	(10.8)	(10.8)

Total inventory, net	$148.5	$139.7

Prepaid and other assets

Prepaid and other assets consist of the following:

(in millions)	September 30, 2011	June 30, 2011
Prepaid expenses	$28.9	$17.0
Spare parts supplies	11.1	11.0
Deferred taxes	19.9	20.0
Other current assets	55.8	56.0

Total prepaid and other assets	$115.7	$104.0

Property and equipment

Property and equipment consists of the following:

(in millions)	September 30, 2011	June 30, 2011
Land, buildings and improvements	$446.9	$451.8
Machinery and equipment	555.2	558.7
Furniture and fixtures	11.5	11.7
Construction in progress	58.7	53.6

Property and equipment, at cost	1,072.3	1,075.8
Accumulated depreciation	(329.9)	(316.3)

Property and equipment, net	$742.4	$759.5

Other assets

Other assets consist of the following:

(in millions)	September 30, 2011	June 30, 2011
Deferred long term debt financing costs	$23.9	$26.0
Other	10.3	10.7

Total other assets	$34.2	$36.7

Other accrued liabilities

Other accrued liabilities consist of the following:

(in millions)	September 30, 2011	June 30, 2011
Accrued employee-related expenses	$61.7	$83.6
Restructuring accrual	6.3	8.7
Deferred income tax	0.7	0.7
Accrued interest	40.5	19.5
Interest rate swaps	22.0	23.5
Deferred revenue and fees	16.6	17.1
Accrued income tax	20.2	22.3
Other accrued liabilities and expenses	53.8	51.8

Total other accrued liabilities	$221.8	$227.2

16.	SUBSEQUENT EVENTS

In October 2011, the Company received approximately $15 million of insurance proceeds related to the Corby U.K. packaging services building that was destroyed by fire in March 2011. A portion, approximately $5.5 million, of the proceeds was accounted for as a recovery of the loss recognized in the prior fiscal year. The remaining gain will be recognized in the income statement in the second fiscal quarter, as dictated by applicable US GAAP standards.

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

The following condensed financial information presents the Company’s Consolidating Balance Sheet as of September 30, 2011 and as of June 30, 2011 and the Consolidating Statements of Operations for three months ended September 30, 2011 and September 30, 2010 and Cash Flows for the three months ended September 30, 2011 and September 30, 2010: (a) Catalent Pharma Solutions, Inc. (“Issuer” and/or “Parent”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended September 30, 2011

(in millions)

Unaudited

	Issuer	Guarantor	Non Guarantor	Elimination	Consolidated
Net revenue	$—	$157.7	$257.6	$(4.8)	$410.5
Cost of products sold	0.3	94.4	196.8	(4.8)	286.7

Gross margin	(0.3)	63.3	60.8	(0.0)	123.8
Selling, general and administrative expenses	0.9	50.8	27.3	—	79.0
Impairment charges and (gain)/loss on sale of assets	—	(0.2)	(0.2)	—	(0.4)
Restructuring and other	—	1.2	0.2	—	1.4
Property and casualty losses	—	—	(0.5)	—	(0.5)

Operating earnings/(loss)	(1.2)	11.5	34.0	(0.0)	44.3
Interest expense, net	36.5	—	5.6	—	42.1
Other (income)/expense, net	(33.3)	(16.3)	7.9	45.6	3.9

Earnings/(loss) from continuing operations before income taxes	(4.4)	27.8	20.5	(45.6)	(1.7)
Income tax (benefit)/expense	0.3	1.6	1.6	—	3.5

Earnings/(loss) from continuing operations	(4.7)	26.2	18.9	(45.6)	(5.2)
Loss from discontinued operations	—	—	—	—	—

Net earnings/(loss)	(4.7)	26.2	18.9	(45.6)	(5.2)
Net earnings/(loss) attributable to noncontrolling interest	—	—	(0.5)	—	(0.5)

Net earnings/(loss) attributable to Catalent	$(4.7)	$26.2	$19.4	$(45.6)	$(4.7)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended September 30, 2010

(in millions)

Unaudited

	Issuer	Guarantor	Non Guarantor	Elimination	Consolidated
Net revenue	$—	$138.6	$248.2	$(6.0)	$380.8
Cost of products sold	0.9	93.8	188.5	(6.0)	277.2

Gross margin	(0.9)	44.8	59.7	(0.0)	103.6
Selling, general and administrative expenses	1.4	42.9	27.9	—	72.2
Impairment charges and (gain)/loss on sale of assets	0.2	0.3	0.1	—	0.6
Restructuring and other	—	2.6	2.8	—	5.4
Property and casualty losses	—	—	—	—	—

Operating earnings/(loss)	(2.5)	(1.0)	28.9	(0.0)	25.4
Interest expense, net	39.7	0.8	0.1	—	40.6
Other (income)/expense, net	(16.7)	(13.0)	28.4	13.5	12.2

Earnings/(loss) from continuing operations before income taxes	(25.5)	11.2	0.4	(13.5)	(27.4)
Income tax (benefit)/expense	2.0	(1.0)	0.4	—	1.4

Earnings/(loss) from continuing operations	(27.5)	12.2	(0.0)	(13.5)	(28.8)
Loss from discontinued operations	—	0.1	0.4	—	0.5

Net earnings/(loss)	(27.5)	12.3	0.4	(13.5)	(28.3)
Net earnings/(loss) attributable to noncontrolling interest	—	—	(0.8)	—	(0.8)

Net earnings/(loss) attributable to Catalent	$(27.5)	$12.3	$1.2	$(13.5)	$(27.5)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

September 30, 2011

(In millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$1.6	$15.3	$170.4	$—	$187.3
Trade receivables, net	—	87.1	167.1	—	254.2
Intercompany receivables	147.5	1,087.8	78.9	(1,314.2)	—
Inventories, net	—	35.9	112.6	—	148.5
Prepaid expenses and other	21.0	35.7	59.0	—	115.7

Total current assets	170.1	1,261.8	588.0	(1,314.2)	705.7
Property and equipment, net	—	319.7	422.7	—	742.4
Goodwill, net	—	308.1	578.3	—	886.4
Other intangibles, net	—	93.6	184.2	—	277.8
Investment in subsidiaries	3,810.6	—	—	(3,809.5)	1.1
Deferred income taxes asset	23.6	66.8	22.8	—	113.2
Other assets	23.3	4.1	6.9	(1.2)	33.1

Total assets	$4,027.6	$2,054.1	$1,802.9	$(5,124.9)	$2,759.7

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.2	$1.8	$10.2	$—	$26.2
Accounts payable	—	34.6	90.4	—	125.0
Intercompany accounts payable	1,043.3	—	48.3	(1,091.6)	—
Other accrued liabilities	68.5	64.1	94.9	(5.7)	221.8

Total current liabilities	1,126.0	100.5	243.8	(1,097.3)	373.0
Long-term obligations, less current portion	2,263.8	8.6	7.5	—	2,279.9
Intercompany long-term debt	(190.7)	1.6	406.1	(217.0)	—
Pension liability	—	16.9	58.2	—	75.1
Deferred income taxes liability	26.3	105.5	57.9	(0.1)	189.6
Other liabilities	18.5	23.3	24.1	—	65.9
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,083.6	—	—	—	1,083.6
Shareholder’s equity	—	2,206.7	1,603.7	(3,810.4)	—
Accumulated deficit	(304.9)	(404.1)	(637.4)	—	(1,346.4)
Accumulated other comprehensive income/(loss)	5.0	(4.9)	35.7	(0.1)	35.7

Total shareholder’s equity	783.7	1,797.7	1,002.0	(3,810.5)	(227.1)

Noncontrolling interest	—	—	3.3	—	3.3

Total equity	783.7	1,797.7	1,005.3	(3,810.5)	(223.8)

Total liabilities and shareholder’s equity	$4,027.6	$2,054.1	$1,802.9	$(5,124.9)	$2,759.7

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2011

(In millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$3.6	$33.4	$168.1	$—	$205.1
Trade receivables, net	—	84.0	190.8	—	274.8
Intercompany receivables	—	712.9	978.9	(1,691.8)	—
Inventories, net	—	32.0	107.7	—	139.7
Prepaid expenses and other	24.4	31.0	48.6	—	104.0

Total current assets	28.0	893.3	1,494.1	(1,691.8)	723.6
Property and equipment, net	—	321.3	438.2	—	759.5
Goodwill, net	—	308.1	597.9	—	906.0
Other intangibles, net	—	95.5	195.1	—	290.6
Investment in subsidiaries	3,323.3	—	—	(3,321.9)	1.4
Deferred income taxes asset	22.3	68.1	24.4	—	114.8
Other assets	27.5	4.4	4.9	(1.5)	35.3

Total assets	$3,401.1	$1,690.7	$2,754.6	$(5,015.2)	$2,831.2

Liabilities and Shareholder’s Equity
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.4	$1.7	$12.6	$—	$28.7
Accounts payable	—	33.4	95.7	—	129.1
Intercompany accounts payable	1,206.7	—	—	(1,206.7)	—
Other accrued liabilities	49.1	78.4	99.7	—	227.2

Total current liabilities	1,270.2	113.5	208.0	(1,206.7)	385.0
Long-term obligations, less current portion	2,300.1	8.7	9.8	—	2,318.6
Intercompany long-term debt	69.2	1.7	414.3	(485.2)	—
Pension liability	—	17.0	61.5	—	78.5
Deferred income taxes liability	27.1	102.9	62.7	—	192.7
Other liabilities	18.5	22.4	25.4	—	66.3
Shareholder’s Equity:
Common stock $0.01 par value; 1,000 shares authorized, 100 shares issued	—	—	—	—	—
Additional paid in capital	1,082.0	—	—	—	1,082.0
Shareholder’s equity	—	1,428.8	1,894.5	(3,323.3)	—
Accumulated deficit	(1,341.7)	—	—	—	(1,341.7)
Accumulated other comprehensive income/(loss)	(24.3)	(4.3)	74.6	—	46.0

Total shareholder’s equity	(284.0)	1,424.5	1,969.1	(3,323.3)	(213.7)

Noncontrolling interest	—	—	3.8	—	3.8

Total equity	(284.0)	1,424.5	1,972.9	(3,323.3)	(209.9)

Total liabilities and shareholder’s equity	$3,401.1	$1,690.7	$2,754.6	$(5,015.2)	$2,831.2

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Three Months Ended September 30, 2011

Unaudited

(In millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss)/earnings	(4.7)	26.2	18.9	(45.6)	(5.2)
Loss from discontinued operations	—	—	—	—	—

Earnings/(loss) from continuing operations	(4.7)	26.2	18.9	(45.6)	(5.2)
Adjustments to reconcile earnings/(loss) from continued operations to net cash from operations:
Depreciation and amortization	—	12.7	16.9	—	29.6
Unrealized foreign currency transaction (gains)/ losses, net	12.1	0.4	(7.1)	—	5.4
Amortization of debt financing costs	3.2	—	—	—	3.2
Deferral of interest through utilization of PIK	—	—	—	—	—
Asset impairments and (gain)/loss on sale of assets	—	(0.2)	(0.2)	—	(0.4)
Equity compensation	0.9	—	—	—	0.9
Income from subsidiaries	(34.2)	(23.1)	11.7	45.6	—
Provision (benefit) for deferred income taxes	0.3	1.4	(2.5)	—	(0.8)
Provision for bad debts and inventory	—	1.2	(0.2)	—	1.0
Change in operating assets and liabilities, net of acquisitions:					—
Decrease/(Increase) in trade receivables	—	(3.3)	18.9	(0.0)	15.6
Decrease/(Increase) in inventories	0.2	(3.8)	(10.1)	—	(13.7)
Increase/(Decrease) in accounts payable	—	(1.2)	0.2	—	(1.0)
Other accrued liabilities and operating items, net	22.9	(20.3)	(15.4)	(0.0)	(12.8)

Net cash provided by/(used in) operating activities from continuing operations	0.7	(10.0)	31.1	(0.0)	21.8
Net cash provided by/(used in) operating activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) operating activities	0.7	(10.0)	31.1	(0.0)	21.8
Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	—	0.5	0.2	—	0.7
Acquisition of property and equipment and other productive assets	—	(8.6)	(16.2)	—	(24.8)

Net cash provided by/(used in) investing activities from continuing operations	—	(8.1)	(16.0)	—	(24.1)
Net cash provided by/(used in) investing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) investing activities	—	(8.1)	(16.0)	—	(24.1)
Cash Flows from Financing Activities:
Intercompany	—	—	—	—	—
Net change in short-term borrowings	—	—	(2.9)	—	(2.9)
Repayments of revolver credit facility	—	—	—	—	—
Borrowings from revolver credit facility	—	—	—	—	—
Repayments of tong-term obligations	(3.5)	—	(2.8)	—	(6.3)
Distribution to noncontrolling interest holder	—	—	—	—	—
Equity contribution (redemption)	0.8	—	(0.1)	—	0.7

Net cash (used in)/provided by financing activities from continuing operations	(2.7)	—	(5.8)	—	(8.5)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	(2.7)	—	(5.8)	—	(8.5)
Effect of foreign currency on cash	—	—	(7.0)	—	(7.0)
Net Increase (decrease) In Cash And Equivalents	(2.0)	(18.1)	2.3	—	(17.8)
Cash and Equivalents at Beginning of Period	3.6	33.4	168.1	—	205.1
Cash and Equivalents at End of Period	1.6	15.3	170.4	—	187.3

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Three Months Ended September 30, 2010

Unaudited

(In millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net (loss)/earnings	$(27.5)	$12.3	$0.4	$(13.5)	$(28.3)
Loss from discontinued operations	—	0.3	0.2	—	0.5

Earnings/(loss) from continuing operations	(27.5)	12.0	0.2	(13.5)	(28.8)
Adjustments to reconcile earnings/(loss) from continued operations to net cash from operations:
Depreciation and amortization	—	13.2	15.7	—	28.9
Unrealized foreign currency transaction (gains)/losses, net	(4.1)	1.6	13.3	—	10.8
Amortization of debt financing costs	2.4	—	—	—	2.4
Deferral of interest through utilization of PIK	—	—	—	—	—
Asset impairments and (gain)/loss on sale of assets	0.2	0.2	0.2	—	0.6
Equity compensation	1.4	—	—	—	1.4
Income from subsidiaries	(57.9)	(15.6)	60.0	13.5	—
Provision (benefit) for deferred income taxes	0.3	1.4	(2.9)	—	(1.2)
Provision for bad debts and inventory	—	2.0	0.2	—	2.2
Change in operating assets and liabilities, net of acquisitions:
Decrease/(Increase) in trade receivables	—	(1.4)	21.2	(0.2)	19.6
Decrease/(Increase) in inventories	—	(5.0)	(0.9)	0.0	(5.9)
Increase/(Decrease) in accounts payable	—	(0.6)	(13.9)	(0.0)	(14.5)
Other accrued liabilities and operating items, net	27.2	(23.4)	(18.9)	0.0	(15.1)

Net cash provided by/(used in) operating activities from continuing operations	(58.0)	(15.6)	74.2	(0.2)	0.4
Net cash provided by/(used in) operating activities from discontinued operations	—	0.2	(0.8)	0.2	(0.3)

Net cash provided by/(used in) operating activities	(58.0)	(15.3)	73.4	(0.0)	0.1
Cash Flows from Investing Activities:
Proceeds from sale of property and equipment	—	—	2.8	0.0	2.8
Acquisition of property and equipment and other productive assets	—	(7.4)	(9.2)	(0.0)	(16.6)

Net cash provided by/(used in) investing activities from continuing operations	—	(7.4)	(6.4)	(0.0)	(13.8)
Net cash provided by/(used in) investing activities from discontinued operations	—	(0.3)	—	0.0	(0.3)

Net cash provided by/(used in) investing activities	—	(7.7)	(6.4)	—	(14.1)
Cash Flows from Financing Activities:
Intercompany	—	—	—	—	—
Net change in short-term borrowings	(2.0)	—	(0.3)	—	(2.3)
Repayments of revolver credit facility	—	—	—	—	—
Borrowings from revolver credit facility	—	—	—	—	—
Repayments of long-term obligations	(3.5)	(0.4)	(2.6)	—	(6.5)
Distribution to noncontrolling interest holder	—	—	—	—	—
Equity contribution (redemption)	3.1	—	—	—	3.1

Net cash (used in)/provided by financing activities from continuing operations	(2.4)	(0.4)	(2.9)	—	(5.7)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	(2.4)	(0.4)	(2.9)	—	(5.7)
Effect of foreign currency on cash	54.5	—	(46.6)	—	7.9
Net Increase/(Decrease) in Cash and Equivalents	(5.9)	(23.4)	17.5	—	(11.8)
Cash and Equivalents at Beginning of Period	17.7	31.8	114.5	—	164.0
Cash and Equivalents at End of Period	$11.8	$8.4	$132.0	$—	152.2

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

The preparations of financial statements are in conformity with U.S. GAAP. These standards require management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset impairment, equity-based compensation, income taxes, derivative financial instruments, self insurance accruals, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts.

There were no material changes to the critical accounting policies or in the underlying accounting assumptions and estimates from those described in the Company’s fiscal year 2011 Annual Report on Form 10-K, other than recently adopted accounting principles, none of which had a material impact.

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

Under the indentures governing the notes, the Company’s ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the credit agreement). Adjusted EBITDA is based on the definitions in the Company’s credit agreement and is not defined under U.S. GAAP, and is subject to important limitations. We have included the calculations of Adjusted EBITDA for the periods presented. Adjusted EBITDA is the covenant compliance measure used in certain covenants under the credit agreement governing the notes, particularly those governing debt incurrence and restricted payments. Because not all companies use identical calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Included in this report is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations and to Adjusted EBITDA.

Use of Constant Currency

As exchange rates are an important factor in understanding period-to-period comparisons, we believe the presentation of results on a constant currency basis in addition to reported results helps improve investors’ ability to understand our operating results and evaluate our performance in comparison to prior periods. Constant currency information compares results between periods as if exchange rates had remained constant period-over-period. We use results on a constant currency basis as one measure to evaluate our performance. In this Quarterly Report on Form 10-Q, we calculate constant currency by calculating current-year results using prior-year foreign currency exchange rates. We generally refer to such amounts calculated on a constant currency basis as excluding the impact of foreign exchange. These results should be considered in addition to, not as a substitute for, results reported in accordance with U.S. GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not measures of performance presented in accordance with U.S. GAAP.

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Results for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 are as follows:

(in millions)	Three Months Ended September 30,		Increase/(Decrease)
	2011	2010	Change $	Change %
Net revenue	$410.5	$380.8	$29.7	8%
Cost of products sold	286.7	277.2	9.5	3%

Gross margin	123.8	103.6	20.2	19%
Selling, general and administrative expense	79.0	72.2	6.8	9%
Impairment charges and (gain)/loss on sale of assets	(0.4)	0.6	(1.0)	-167%
Restructuring and other	1.4	5.4	(4.0)	-74%
Property and casualty losses	(0.5)	—	(0.5)	*

Operating earnings/(loss)	44.3	25.4	18.9	74%
Interest expense, net	42.1	40.6	1.5	4%
Other (income)/expense, net	3.9	12.2	(8.3)	-68%

Earnings/(loss) from continuing operations before income taxes	(1.7)	(27.4)	25.7	-93%
Income tax expense/ (benefit)	3.5	1.4	2.1	150%

Earnings/(loss) from continuing operations	(5.2)	(28.8)	23.6	-82%
Earnings /(loss) from discontinued operations	—	0.5	(0.5)	-100%

Net earnings/(loss)	(5.2)	(28.3)	23.1	-81%
Net earnings/(loss) attributable to noncontrolling interest	(0.5)	(0.8)	0.3	-38%

Net earnings/(loss) attributable to Catalent	$(4.7)	$(27.5)	$22.8	-83%

*	Percentage not meaningful

Net Revenue

Net revenue increased $29.7 million, or 8%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted revenue by approximately 5%, or $17.6 million. Excluding the impact of foreign exchange, net revenue increased by $12.1 million, or 3%, as compared to the comparable period in the prior year. The increase was primarily due to increased demand within the Oral Technologies and Development and Clinical Services segments. Within Oral Technologies, the increase was primarily driven by increased demand for consumer health and prescription softgel products as well as increased demand for controlled release products. Within Development and Clinical Services, the increase was primarily driven by increased demand for clinical services within North America and Europe. These revenue increases were partially offset by decreased demand within Packaging Services and Sterile Technologies, both attributable to decreased demand.

Gross Margin

Gross margin increased $20.2 million, or 19%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted gross margin by approximately 3%, or $3.7 million. Excluding the impact of foreign exchange, gross margin increased by $16.5 million, or 16%, primarily due to the increased demand for softgel and controlled release products, favorable product mix within the Oral Technologies segment and revenue increase within the Development and Clinical Services segment, as discussed above.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by 9%, or $6.8 million, compared to the comparable period of fiscal 2011. The U.S. dollar fluctuation increased selling, general and administrative expense by approximately 3%, or $2.0 million. Excluding the impact of foreign exchange, selling, general and administrative expense increased 6%, or $4.8 million, as compared to the same period a year ago primarily due to continued investments in our sales and marketing function as well as other expenses related to long term strategic initiatives.

Restructuring and Other

Restructuring and other charges of $1.4 million for the three months ended September 30, 2011 decreased $4.0 million compared to the same period a year ago primarily attributable to lower volumes of restructuring programs initiated in the current quarter of fiscal 2012. The restructuring charges for the three months ended September 30, 2011 were the result of real estate and employee related expenses associated with planned facility exits in the prior period and changes to the organizational alignment within our business units.

Interest Expense, net

Interest expense, net of $42.1 million for the three months ended September 30, 2011 was generally flat as compared to the to the period ended September 30, 2010, primarily due to our a comparable debt and interest rate profile as compared to the same period a year ago.

Other (Income)/Expense, net

Other expense decreased by approximately $8 million for the three months ended September 30, 2011 compared to the same three months of the prior fiscal year. This fluctuation is primarily attributable to a $4.5 unrealized foreign exchange gain recorded in the current fiscal quarter related to the translation of a portion of our Euro denominated debt which was not designated as an effective hedge.

Provision/(Benefit) for Income Taxes

Our provision / (benefit) for income taxes for the three months ended September 30, 2011 was $3.5 million relative to losses before income taxes of $(1.7) million. Our provision / (benefit) for income taxes for the three months ended September 30, 2010 was $1.4 million relative to losses before income taxes of $(27.4) million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items.

Segment Review

The Company’s results on a segment basis for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 are as follows:

	Three Months Ended September 30,		Increase/(Decrease)
(in millions)	2011	2010	Change $	Change %
Oral Technologies
Net revenue	$274.9	$244.0	$30.9	13%
Segment EBITDA	67.3	52.2	15.1	29%
Sterile Technologies
Net revenue	52.7	53.7	(1.0)	-2%
Segment EBITDA	3.9	5.2	(1.3)	-25%
Development and Clinical Services
Net revenue	47.6	43.4	4.2	10%
Segment EBITDA	9.2	8.9	0.3	3%
Packaging Services
Net revenue	40.7	46.3	(5.6)	-12%
Segment EBITDA	4.1	1.9	2.2	116%
Inter-segment revenue elimination	(5.4)	(6.6)	1.2	-18%
Unallocated Costs (1)	(14.0)	(25.3)	11.3	-45%
Combined Total
Net revenue	410.5	380.8	29.7	8%
EBITDA from continuing operations	$70.5	$42.9	$27.6	64%

*	Percentage not meaningful

(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(in millions)	2011	2010
Impairment charges and gain/(loss) on sale of assets	$0.4	$(0.6)
Equity compensation	(0.9)	(1.4)
Restructuring and other special items	(5.4)	(8.0)
Property and casualty losses	0.5	—
Sponsor advisory fee	(2.9)	(2.5)
Noncontrolling interest	0.5	0.8
Other income (expense)(2) , net	(3.9)	(12.2)
Non-allocated corporate costs, net	(2.3)	(1.4)

Total unallocated costs	$(14.0)	$(25.3)

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA from continuing operations

	Three Months Ended September 30,
(in millions)	2011	2010
Earnings/(loss) from continuing operations	$(5.2)	$(28.8)
Depreciation and amortization	29.6	28.9
Interest expense, net	42.1	40.6
Income tax (benefit)/expense	3.5	1.4
Noncontrolling interest	0.5	0.8

EBITDA from continuing operations	$70.5	$42.9

Oral Technologies segment

Net revenue increased by 13%, or $30.9 million compared to the same period a year ago. The weaker U.S. dollar positively impacted revenue by approximately 5%, or $13.2 million. Excluding the impact of foreign exchange rates, net revenue increased by 8%, or $17.7 million. This increase was primarily related to increased demand for consumer health and prescription softgel products within North American, South American and European operations as well as increased demand for controlled release products.

Segment EBITDA increased by 29%, or $15.1 million. Oral Technologies’ EBITDA was positively impacted by the weaker U.S. dollar by approximately 4%, or $2.1 million. Excluding the impact of foreign exchange rates, the increase was $13.0 million, or 25%, and was primarily related to favorable product mix within the segment attributable to the previously mentioned demand increases for consumer health softgel, prescription softgel and modified release products.

Sterile Technologies segment

Net revenue decreased by 2%, or $1.0 million as compared to the same period of the prior fiscal year. The weaker U.S. dollar positively impacted revenue by approximately 5%, or $2.9 million. Excluding the impact of foreign exchange rates, net revenue decreased by 7%, or $3.9 million primarily driven by decreased demand for injectable products at one of our European pre-filled syringe facilities.

Segment EBITDA decreased by 25%, or $1.3 million as compared to the same period of the prior fiscal year. The weaker U.S. dollar positively impacted the segment’s EBITDA by approximately 6%, or $0.3 million. Excluding the impact of foreign exchange rates, EBITDA decreased by 31%, or $1.6 million primarily attributable to the lower profit resulting from the decreased revenue as noted above.

Development and Clinical Services segment

Net revenue increased by 10%, or $4.2 million. The weaker U.S. dollar positively impacted the segment’s revenue by approximately 3%, or $1.2 million. Excluding the impact of foreign exchange rates, revenue increased by 7%, or $3.0 million, primarily driven by increased demand for our clinical services offerings within North America and Europe.

Segment EBITDA increased by 3%, or $0.3 million. Development and Clinical Services’ EBITDA was positively impacted by the weaker U.S. dollar by approximately 4%, or $0.4 million. Excluding the impact of foreign exchange rates, segment EBITDA was generally comparable to the prior period, with volume related profitability increases being offset by investments to position the segment to achieve future growth plans.

Packaging Services segment

Net revenue decreased by 12%, or $5.6 million. The decrease in revenue was partially attributable to customer insourcing impacting North American operations. In addition, another contributing factor was the lower revenue generated from our U.K. based packaging operation as we continue to transition and recover operating performance as a result of the fire damage experienced in the third quarter of the prior year. The weaker U.S. dollar had an immaterial impact on the segment’s revenue.

Segment EBITDA increased $2.2 million. The increase was primarily attributable to improved manufacturing efficiencies and favorable product mix, as well as fixed overhead cost saving initiatives implemented throughout the segment.

Liquidity and Capital Resources

Sources and Uses of Cash

The Company’s principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of September 30, 2011, the Company’s financing needs were supported by a $350.0 million revolving credit agreement, which was reduced by $19.4 million of outstanding letters of credit. The revolving credit agreement matures in two tranches on each of April 10, 2013 and April 10, 2016, respectively. The April 10, 2016 maturity date is subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the senior toggle notes, the senior subordinated notes and certain other unsecured debt. As of September 30, 2011, we had no outstanding borrowings under the Company’s revolving credit agreement.

We continue to believe that the Company’s cash from operations and available borrowings under the revolving credit facility will be adequate to meet the Company’s future liquidity needs for at least the next twelve months.

Cash Flows

The following table summarizes the Company’s consolidated statement of cash flows from continuing operations:

	Three Months Ended September 30,
(in millions)	2011	2010	$ Change
Net cash provided by/(used in):
Operating activities	$21.8	$0.1	$21.7
Investing activities	$(24.1)	$(14.1)	$(10.0)
Financing activities	$(8.5)	$(5.7)	$(2.8)

Operating activities

For the three month period ended September 30, 2011, cash provided by operating activities was $21.8 million compared to cash provided by operating activities for the three month period ended September 30, 2010. The increase was primarily driven by cash realization of a strong fourth quarter of fiscal 2011 and a stronger current quarter financial performance as compared to the prior year.

Investing activities

For the three month period ended September 30, 2011, cash used in investing activities was $24 million, an increase of $10 million compared to the three month period ending September 30, 2010. The fluctuation was the result of higher fiscal 2012 year to date capital expenditure programs by approximately $7 million and cash proceeds received in the prior year from sale of assets of $3 million, which occurred in the current year quarter but to a lesser extent.

Financing activities

For the three month period ended September 30, 2011, cash used in financing activities was $8.5 million compared to cash used in financing activities of $5.7 million in the same period a year ago. The year-over-year fluctuation was primarily attributable to the higher level of equity contributions occurring in the prior year period which did not occur in the current year quarter.

Debt and Financing Arrangements

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of September 30, 2011, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements. The unrealized losses on our interest rate swaps that are designated as effective cash flow hedges for accounting purposes were $36.3 million, net of tax and are recorded within Accumulated Other Comprehensive Loss on our balance sheet at September 30, 2011.

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

As of September 30, 2011, the Company was in compliance with all restrictive covenants related to its long-term obligations

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

The senior credit facility and indentures governing the senior toggle notes and the senior subordinated notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of September 30, 2011, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

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

Historical and Adjusted EBITDA

Under the credit agreement governing the notes, the Company’s ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the credit agreement).

Adjusted EBITDA is based on the definitions in the Company’s credit agreement, is not defined under U.S. GAAP, and is subject to important limitations. We have included the calculations of Adjusted EBITDA for the period presented below as Adjusted EBITDA is the covenant compliance measure used in certain covenants under the credit agreement governing the notes, particularly those governing debt incurrence and restricted payments. Because not all companies use identical calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring and other items that are included in the definitions of EBITDA and consolidated net income as required in the credit agreement governing the notes. Adjusted EBITDA, among other things:

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

The Company’s Adjusted EBITDA for the last twelve months ended September 30, 2011 based on the definitions in the Company’s credit agreement is calculated as follows:

(in millions)	Last Twelve Months Ended 30-Sep-11
Earnings/(loss) from continuing operations	$(15.9)
Interest expense, net	167.0
Income tax (benefit)/provision	26.2
Depreciation and amortization	120.2
Noncontrolling interest	(4.2)

EBITDA from continuing operations	293.3
Equity compensation(1)	3.4
Impairment charges and (gain)/loss on sale of assets(2)	2.5
Restructuring and special items(3)	24.4
Property and casualty losses(4)	11.1
Foreign Exchange loss(gain) (included in other, net)(5)	20.2
Other adjustments	3.3
Sponsor monitoring fee(6)	11.0

Subtotal	369.2
Estimated cost savings	—
Adjusted EBITDA	$369.2

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges and gains/losses from the sale of assets.

(3)

Restructuring and other special charges of $24.0 million were primarily attributable to restructuring activities which focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure to optimize our business.

(4)

Reflects property and casualty losses resulting from fire damage to a Packaging Services facility. Costs are primarily related to inventory losses and other transition costs resulting from the fire. See Note 13 to the unaudited Consolidated Financial Statements.

(5)

Includes $7.9 million of unrealized foreign currency translation primarily related to inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender. These unrealized losses were offset by the exclusion of realized foreign currency exchange rate losses from the non-cash and cash settlement of inter-company loans of $13.0 million and $12.4 million, respectively. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the companies trade operations.

(6)	Represents amount of sponsor advisory fee. See Related Party Transactions (Note 10) of the unaudited Consolidated Financial Statements.

Interest Risk Management

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of September 30, 2011 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with the Company’s floating USD LIBOR and EURIBOR rate debt were designated as effective cash flow hedges. The derivative used to manage the risk associated with the Company’s floating TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt is an effective economic hedge but is not designated as an effective cash flow hedge for financial reporting purposes.

Currency Risk Management

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in Euros. At September 30, 2011, the Company had Euro denominated debt outstanding of $638.6 million (USD equivalent) that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in Accumulated Other Comprehensive Income (Loss) as part of the cumulative translation adjustment. During the three months ended September 30, 2011, the Company recorded $28.5 million as a gain within cumulative translation adjustment. The net accumulated gain of this net investment as of September 30, 2011 included within Other Comprehensive Income was approximately $43.1 million. In addition, during the three months ended September 30, 2011 the Company recognized $4.5 million of an unrealized foreign exchange gain in the income statement related to a portion of its Euro debt which was not designated as a net investment hedge. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated.

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

Contractual Obligations

There have been no material changes outside the ordinary course of business since June 30, 2011 with respect to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements as of September 30, 2011.

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

Interest Rate Risk

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of September 30, 2011, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans due in April and May 2013. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

As of September 30, 2011, the Company had four outstanding interest rate derivatives, three of which were effective September 30, 2011 with a combined notional value of $760.0 million and €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In addition, the Company has a Japanese Yen interest rate swap which is economically effective but is not designated as an effective hedge for financial reporting and is included in the Consolidated Statements of Operations as Other (Income)/Expense.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. Currently, the Company is a named defendant in two hundred and seventy-five pending isotretinoin lawsuits. Plaintiffs allege that they suffer from inflammatory bowel disease and other disorders as a result of their ingestion of Amnesteem. The geographic distribution of these two hundred and seventy-five lawsuits is as follows: one in the U.S. District Court for the Middle District of North Carolina that has been transferred to the Accutane® (Isotretinoin) federal Multi-District Litigation (“Accutane MDL”) in the Middle District of Florida; two in the Court of Common Pleas, Washington County, Pennsylvania; and two hundred and seventy-two in the Superior Court, Atlantic County, New Jersey. The New Jersey cases and several of the other cases have been brought by a consortium of plaintiffs’ law firms, including Seeger Weiss LLP. The following discussion contains more detail about the lawsuits.

Two hundred and seventy-two lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by individual plaintiffs who claim to have ingested Amnesteem, and, in some cases, one or more competing branded generic isotretinoin products, including Sotret® (Ranbaxy) and/or Claravis® (Barr), as well as Accutane (the innovator isotretinoin product sold by Hoffmann-La Roche). One hundred and eleven of these cases allegedly involve the use of both Accutane and one or more of the branded generic forms of isotretinoin. Such cases, which include one or more Roche entities as defendants, are filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all Accutane lawsuits pending in New Jersey state courts. The remaining one hundred and sixty-one cases do not involve the use of Accutane, but allegedly involve the use of one or more branded generic isotretinoin products, including Amnesteem. These cases are not part of the Accutane mass tort litigation; these non-mass tort, generics-only cases have been consolidated for discovery purposes but not for trial. All two hundred and seventy-two of the cases pending in New Jersey, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name the pharmaceutical companies whose respective isotretinoin products each plaintiff allegedly ingested.

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

Although expressed in various terms, generally speaking, all two hundred and seventy-five lawsuits set forth some or all of the standard array of product liability claims, including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 which could materially affect the Company’s business, financial condition and/or operating results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	[REMOVED AND RESERVED]

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits:

2.1	Stock Purchase Agreement date August 19, 2011, by and between Catalent Pharma Solutions, Inc. and Aptuit LLC (incorporate by reference to Exhibit 2.5 to Catalent Pharma Solutions Inc.’s Annual Report on Form 10-K filed on September 16, 2011 File No. 333-147871)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.1†	The following financial information from Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL: (i) Consolidated Statement of Income for the three months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheet at September 30, 2011 and June 30, 2011; (iii) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended September 30, 2011; (iv) Consolidated Statement of Cash Flows for the three months ended September 30, 2011 and 2010; and (v) Notes to un-audited Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date: November 1, 2011	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date: November 1, 2011	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Senior Vice President & Chief Financial Officer