Form 10-Q
period 2011-12-31
Catalent Pharma Solutions, Inc.
filed 2012-02-10
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

As of February 1, 2012, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions)

Unaudited

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net revenue	$416.5	$393.2	$827.0	$773.9
Cost of products sold	286.1	273.8	572.8	550.9
Gross margin	130.4	119.4	254.2	223.0
Selling, general and administrative expenses	80.0	69.7	159.0	142.0
Impairment charges and (gain)/loss on sale of assets	(0.4)	(0.5)	(0.8)	0.1
Restructuring and other	10.4	4.7	11.8	10.1
Property and casualty losses, net	(14.1)	—	(14.6)	—
Operating earnings/(loss)	54.5	45.5	98.8	70.8
Interest expense, net	41.1	41.2	83.2	81.8
Other (income)/expense, net	(6.3)	1.3	(2.4)	13.5
Earnings/(loss) from continuing operations before income taxes	19.7	3.0	18.0	(24.5)
Income tax expense/(benefit)	7.3	9.2	10.8	10.6
Earnings/(loss) from continuing operations	12.4	(6.2)	7.2	(35.1)
Earnings/(loss) from discontinued operations, net of tax	0.1	(0.6)	0.1	—
Net earnings/(loss)	12.5	(6.8)	7.3	(35.1)
Net earnings/(loss) attributable to noncontrolling interest, net of tax expense/(benefit) $0.2 million and $0.1 million, respectively	0.8	1.4	0.3	0.6
Net earnings/(loss) attributable to Catalent	$11.7	$(8.2)	$7.0	$(35.7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except shares)

Unaudited

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$203.4	$205.1
Trade receivables, net	246.5	274.8
Inventories	154.0	139.7
Prepaid expenses and other	97.6	104.0

Total current assets	701.5	723.6
Property Plant and equipment, net	730.9	759.5
Other assets:
Goodwill	879.2	906.0
Other intangibles, net	268.1	290.6
Deferred income taxes	112.7	114.8
Other	32.0	36.7

Total assets	$2,724.4	$2,831.2

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$27.1	$28.7
Accounts payable	113.4	129.1
Other accrued liabilities	224.2	227.2

Total current liabilities	364.7	385.0
Long-term obligations, less current portion	2,248.6	2,318.6
Pension liability	72.0	78.5
Deferred income taxes	188.7	192.7
Other liabilities	55.6	66.3
Commitment and contingencies (see Note 13)
Shareholder’s deficit:
Common stock $0.01 par value; 1,000 shared authorized, 100 shares issued
Additional paid in capital	1,084.8	1,082.0
Accumulated deficit	(1,334.7)	(1,341.7)
Accumulated other comprehensive income/(loss)	40.6	46.0

Total Catalent shareholder’s deficit	(209.3)	(213.7)
Noncontrolling interest	4.1	3.8
Total shareholder’s deficit	(205.2)	(209.9)

Total liabilities and shareholder’s deficit	$2,724.4	$2,831.2

The accompanying notes are an integral part of these unaudited consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholder’s Deficit

(in millions)

Unaudited

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehnesive (Loss)/Income	Non controlling Interest	Total Shareholder’s Deficit
Balance at June 30, 2011	$—	$1,082.0	$(1,341.7)	$46.0	$3.8	$(209.9)
Equity contribution		1.1				1.1
Comprehensive loss:
Net earnings/(loss)			7.0		0.3	7.3
Distribution related to noncontrolling interest					—	—
Foreign currency translation adjustments				(11.0)	—	(11.0)
Net change in minimum pension liability, net of tax				—	—	—
Deferred compensation, net of tax				(0.3)		(0.3)
Change in unrealized loss on derivatives, net of tax				5.9		5.9

Total comprehensive income/(loss)						1.9
Equity compensation		1.7				1.7

Balance at December 31, 2011	$—	$1,084.8	$(1,334.7)	$40.6	$4.1	$(205.2)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

Unaudited

	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$7.3	$(35.1)
Net earnings/(loss) from discontinued operations	0.1	—

(Loss)/earnings from continuing operations	7.2	(35.1)
Adjustments to reconcile (loss)/earnings from continued operations to Net cash from operations:
Depreciation and amortization	60.1	59.1
Unrealized foreign currency transaction (gains)/losses, net	(1.6)	8.7
Amortization of debt financing costs	6.4	4.8
Asset impairments and (gain)/loss on sale of assets	7.7	0.1
Reclassification of proceeds from insurance related to long lived assets	(21.3)	—
Equity compensation	1.7	2.3
Provision (benefit) for deferred income taxes	(1.5)	2.1
Provision for bad debts and inventory	3.5	5.1
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	19.6	26.9
Decrease/(increase) in inventories	(21.9)	0.8
Increase/(decrease) in accounts payable	(10.8)	(26.6)
Other accrued liabilities and operating items, net	0.9	(31.2)

Net cash provided by/(used in) operating activities from continuing operations	50.0	17.0
Net cash provided by/(used in) operating activities from discontinued operations	—	(0.6)

Net cash provided by/(used in) operating activities	50.0	16.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(51.4)	(32.5)
Proceeds from sale of property and equipment	1.5	3.4
Proceeds from insurance related to long lived assets	21.3	—

Net cash provided by/(used in) investing activities from continuing operations	(28.6)	(29.1)
Net cash provided by/(used in) investing activities from discontinued operations	—	(0.5)

Net cash provided by/(used in) investing activities	(28.6)	(29.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(2.9)	(4.8)
Repayments of long-term obligations	(12.5)	(12.6)
Distribution to noncontrolling interest holder	—	(2.6)
Equity contribution (redemption)	1.1	3.5

Net cash (used in)/provided by financing activities from continuing operations	(14.3)	(16.5)
Net cash (used in)/provided by financing activities from discontinued operations	—	—

Net cash (used in)/provided by financing activities	(14.3)	(16.5)

Effect of foreign currency on cash	(8.8)	6.4
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(1.7)	(23.3)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	205.1	164.0

CASH AND EQUIVALENTS AT END OF PERIOD	$203.4	$140.7

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$79.4	$79.0
Income taxes paid, net	$6.2	$17.2

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

Basis of Presentation

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K as of and for the year ended June 30, 2011. In the opinion of management, all adjustments necessary for a fair presentation have been included. These unaudited consolidated financial statements include the accounts of the Company and all of its subsidiaries. All inter-company transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of results for the entire year.

Reclassifications

In fiscal year 2011 the Company disposed of the printed component operations through a sale to a third party. Accordingly, prior period financial information has been reclassified in the consolidated financial statements to discontinued operations captions on the consolidated statements of operations and statements of cash flows. The printed component operations had previously been reported in the Packaging Services reporting segment. See Note 2 for further discussion.

Use of Estimates

The preparation of the consolidated financial statements are in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) which requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset impairment, equity-based compensation, income taxes, derivative financial instruments, self insurance accruals, loss contingencies and restructuring charge reserves. The Company believes that estimates used in the preparation of these consolidated financial statements are reasonable; however, actual amounts may differ from these estimated amounts.

Translation and Transaction of Foreign Currencies

The consolidated financial statements of the Company’s operations outside the U.S. are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income utilizing period-end exchange rates. In addition, the currency fluctuation associated with the Company’s Euro-denominated debt is included as a component of other comprehensive income. Foreign currency transaction gains and losses are measured by utilizing weighted average exchange rates for the period and are included in the consolidated statements of operations in “other expense, net”. Such foreign currency transaction gains and losses include inter-company loans that are not permanently reinvested.

Revenue Recognition

In accordance with ASC 605, “Revenue Recognition”, (“ASC 605”) the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances.

Manufacturing and packaging revenue is recognized either upon shipment or delivery of the product, in accordance with the terms of the contract, which specify when transfer of title and risk of loss and rewards of ownership occurs. Some of the Company’s manufacturing contracts with its customers have annual minimum purchase requirements. At the end of the contract year, revenue is recognized for the remaining purchase obligation in accordance with the contract terms.

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

Arrangements containing multiple revenue generating activities are accounted for in accordance with applicable accounting guidance included in the framework of U.S. GAAP. If the deliverable meets the criteria of a separate unit of accounting, the arrangement revenue is allocated to each element based upon its relative fair value. Generally, in cases where the Company has multiple contracts with the same customer the Company treats such contracts as separate arrangements.

Property and Equipment, net and Other Definite Lived Intangible Assets

Property and equipment are reported at cost minus accumulated depreciation or amortization. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 20 years; furniture and fixtures—3 to 10 years. Depreciation expense was $23.2 million and $45.2 million, respectively for the three and six months ended December 31, 2011 and $22.9 million and $44.7 million, respectively for the three and six months ended December 31, 2010. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.

The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360 Property, Plant and Equipment (‘ASC 360’). This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the consolidated statements of operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arms length transactions. Intangible assets with finite lives, primarily including customer relationships and patents and trademarks, continue to be amortized over their useful lives.

Goodwill

The Company accounts for goodwill and intangible assets with indefinite lives in accordance with ASC 350 Intangibles -Goodwill and Other (“ASC 350”). Under the guidance of ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. The Company tests goodwill for impairment on an annual basis and on an interim basis when certain events and circumstances exist. The testing for impairment is performed at the reporting unit level, which is generally at the level of its business segments.

Effective July 1, 2011, the Company early adopted the provisions of ASU 2011-08, which allows the Company the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, then entities are required to perform the two-step goodwill impairment test. If required, goodwill impairment is determined by comparing the estimated fair value of a reporting unit with its respective book value. If the estimated fair value exceeds the book value, goodwill at the reporting unit level is not deemed to be impaired. If the estimated fair value is below book value, however, further analysis is required to determine the amount of impairment. Additionally, if the book value of a reporting unit is zero or a negative value and it is determined that it is more likely than not that the goodwill is impaired, further analysis is required. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize and comparative market information. The Company’s impairment analysis is partially based on a discounted cash flow analysis and incorporates assumptions that it believes marketplace participants would utilize. The discount rate used for impairment testing is based on the risk-free rate plus an adjustment for market and company-specific risk factors. The use of alternative estimates or adjusting the discount rate used could affect the estimated fair value of the assets and potentially result in more or less impairment. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company has elected to perform its annual impairment analysis during its fourth fiscal quarter.

Assets Held for Sale and Discontinued Operations

The Company classifies long-lived assets or a component entity as held for sale when the criteria have been met, in accordance with ASC 360. Further, the Company classifies component entities as operations which have been discontinued when the criteria of ASC 205, Discontinued Operations (“ASC 205”) are met and the operations and cash flows have been or will be eliminated from the ongoing operations and the Company has no significant continuing involvement in the operations of the component after the disposal transaction. During fiscal year 2011, the Company completed the sale of its printed component operations and concluded that the operations qualified as a component entity which is permitted to be categorized as a discontinued operation. See Note 2 to these unaudited consolidated financial statements for additional information.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended the FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”) to converge the fair value measurement guidance in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change particular principles in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. Catalent is currently evaluating the impact, if any, that the provisions of ASU 2011-04 will have on its consolidated results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires an entity to present items of net income, other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires companies to display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income. The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB, and is not expected to have a material effect on our financial condition or results of operations, though it will change our financial statement presentation.

In September 2011, the FASB issued ASU 2011-09, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU 2011-09”). ASU 2011-09 requires enhanced qualitative and quantitative disclosures about an employer’s participation in multiemployer pension plans, including additional information about the plans, the level of an employer’s participation in the plans and the financial health of significant plans. The Company is currently evaluating the impact ASU 2011-09 will have on its consolidated financial statements.

2.	DISCONTINUED OPERATIONS

During fiscal year 2011, the Company concluded that the sale of its printed components facilities qualified as a component entity, the operations of which were then classified as held for sale and reported as a discontinued operation. In April 2011, the Company completed the sale of its printed component operations in a cash transaction for an amount which approximated fair value. Accordingly, all prior period financial information related to the Company’s printed component operations was reclassified to discontinued operations captions in the consolidated statements of operations and statements of cash flows. The printed components entity was previously reported in the Company’s packaging services segment.

The operating results and cash flows from these operations were included in discontinued operations captions in the consolidated statements of operations and statements of cash flows in prior periods.

Summarized consolidated statements of operations data for discontinued operations are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2011	2010	2011	2010
Net revenue	$—	$24.9	$—	$52.4
Earnings/(loss) before income taxes	0.1	(0.5)	0.1	0.1
Income tax (benefit)/expense	—	0.1	—	0.1
Earnings/ (loss) from discontinued operations, net of tax	$0.1	$(0.6)	$0.1	$—

3.	GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reporting segment for the six months ended December 31, 2011:

(in millions)	Oral Technologies	Sterile Technologies	Packaging Services	Development & Clinical Services	Total
Balance at June 30, 2011 (1)	$880.8	$—	$—	$25.2	$906.0
Foreign currency translation adjustments	(25.4)	—	—	(1.4)	(26.8)
Balance at December 31, 2011	$855.4	$—	$—	$23.8	$879.2

(1)	The beginning balance of the Sterile Technologies and Packaging Services segments are shown net of accumulated impairments of $205.0 million and $326.8 million, respectively.

Under the guidance of ASC 350, the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate impairment may have occurred. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. In addition, the Company uses comparative market information and other factors to corroborate the discounted cash flow results.

There was no goodwill impairment charge recorded during the current or prior year period.

4. DEFINITE LIVED LONG-LIVED ASSETS

The Company’s definite lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2011
Amortized intangibles:
Core technology	$148.1	(34.8)	$113.3
Customer relationships	47.1	(31.5)	15.6
Product relationships	230.5	(91.3)	139.2

Total intangible assets	$425.7	(157.6)	$268.1

(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2011
Amortized intangibles:
Core technology	$153.1	(32.3)	$120.8
Customer relationships	47.5	(30.4)	17.1
Product relationships	236.5	(83.8)	152.7

Total intangible assets	$437.1	(146.5)	$290.6

Amortization expense for the three and six months ended December 31, 2011 were $7.3 million and $14.9 million, respectively and for the three and six months ended December 31, 2010 were $7.3 million and $14.4 million, respectively.

The estimated amortization expense for succeeding years is presented below:

(in millions)	Remainder fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016
Amortization expense	$14.9	$29.8	$29.8	$29.8	$29.8

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

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, it has mitigated the exposure of investments in its European operations by denominating a portion of the debt in Euros. At December 31, 2011, the Company had Euro denominated debt outstanding of $612.5 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in the cumulative translation adjustment as part of accumulated other comprehensive income/(loss) . During the three and six months ended December 31, 2011, the Company recorded $20.2 million and $48.7 million, respectively, as a gain in cumulative translation adjustment. The net accumulated gain of this net investment as of December 31, 2011 included in other comprehensive income was approximately $63.3 million. In addition, during the three and six months ended December 31, 2011 the Company recognized an unrealized foreign exchange gain of $5 million and $9.5 million, respectively, in the consolidated statement of operations related to a portion of its Euro debt which was not designated as a net investment hedge. Amounts are reclassified out of accumulated other comprehensive income (AOCI) into earnings when the hedged net investment is either sold or substantially liquidated.

Credit Risk Related to Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of December 31, 2011, the terminal value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $34.2 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $9.0 million. If the Company had breached any of these provisions at December 31, 2011, it could have been required to settle its obligations under the agreements at their termination value of $34.9 million.

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

As of December 31, 2011, the Company had three outstanding interest rate derivatives which were effective for financial accounting purposes as of December 31, 2011. Two instruments had a combined notional value of $760.0 million and one had a notional amount of €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $24.6 million will be reclassified as an increase to interest expense.

Non-designated Hedges of Interest Rate Risk

Derivatives not designated as hedges for financial accounting purposes are not speculative and are used to manage the Company’s economic exposure to interest rate movements but, as of December 31, 2011, do not meet the hedge accounting requirements for financial reporting purposes of ASC 815 Derivatives and Hedging. Changes in the fair value of derivatives not designated as a hedge for financial accounting purposes are recorded directly into earnings as other expense, net. As of December 31, 2011, the Company had a ¥1.1 billion notional value outstanding derivative maturing on May 15, 2013 that was not designated for financial accounting purposes as a hedge in a qualifying hedging relationship.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2011 and June 30, 2011.

(in millions)	Fair Values of Financial Derivatives Instruments on the Consolidated Balance Sheets
	Liability Derivatives As of December 31, 2011		Liability Derivatives As of June 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest rate swaps	Other accrued liabilities and other liabilities	$34.2	Other accrued liabilities and other liabilities	$41.9
Total derivatives designated as hedging instruments under ASC 815:
		34.2		41.9
Derivatives not designated as hedging instruments under ASC 815:
Interest rate swaps	Other accrued liabilities and other liabilities	$0.2	Other accrued liabilities and other liabilities	$0.3
Total derivatives not designated as hedging instruments under ASC 815:		$0.2		$0.3

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Operations for the Three and Six Months ended December 31, 2011 and December 31, 2010.

(in millions)	Effect of Derivative Instruments on the Consolidated Statement of Operations
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion) for the Three and Six Months ended December 31,		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) for the Three and Six Months ended December 31,		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effective Testing) for the Three and Six Months ended December 31,
	2011	2010		2011	2010		2011	2010
Three Months Ended:
Interest rate swaps	$1.1	$2.0	Interest (expense), net	$(6.4)	$(6.8)	Other income / (expense), net	—	—
Six Months Ended:
Interest Rate Swaps	$6.9	$(9.6)	Interest (expense), net	$(12.8)	$(13.7)	Other income / (expense), net	—	—

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative for the Three and Six Months Ended December 31,
		2011	2010
Three Months Ended:
Interest rate swaps	Other income / (expense),	$0.1	—
Six Months Ended:
Interest rate swaps	Other income / (expense),	$(0.2)	—

6.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

ASC 820 “Fair Value Measurements and Disclosures”, (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:

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

The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011, aggregated by the level in the fair value hierarchy in which those measurements fall:

		Fair Value Measurements using:
(in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$34.4	$—	$34.4	$—

The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011, aggregated by the level in the fair value hierarchy in which those measurements fall:

		Fair Value Measurements using:
(in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$42.2	$—	$42.2	$—

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

The carrying amounts and the estimated fair values of financial instruments as of December 31, 2011 and June 30, 2011, are as follows:

	December 31, 2011		June 30, 2011
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,275.7	$2,208.3	$2,347.3	$2,306.7
LIBOR interest rate swap	25.3	25.3	34.3	34.3
EURIBOR interest rate swap	8.9	8.9	7.6	7.6
TIBOR interest rate swap	0.2	0.2	0.3	0.3

The estimated fair values are based on quoted market prices for the same or similar instruments and/or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

7.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following at December 31, 2011 and June 30, 2011:

(in millions)	Maturity	December 31, 2011	June 30, 2011
Senior Secured Credit Facilities
Term loan facility Dollar-denominated	April-2014	$1,012.3	$1,017.6
Term loan facility Euro-denominated	April-2014	330.8	364.1
9 1/2% Senior Toggle Notes	April-2015	624.4	624.4
9 3/4 % Senior Subordinated Euro-denominated Notes	April-2017	281.7	308.4
Revolving Credit Agreement	April 2013-2016	—	—
Other Obligations	2011-2026	26.5	32.8
Total		2,275.7	2,347.3
Less: current portion and other short-term borrowings		27.1	28.7
Long-term obligations, less current portion short-term borrowings		$2,248.6	$2,318.6

The Company also uses interest rate swaps to manage the economic effect of variable interest obligations associated with floating term loans so that the interest payable effectively becomes fixed at a certain rate, thereby reducing the impact on rate changes on interest expense. As of December 31, 2011, the Company had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with its floating rate term loans through April 2014. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

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

In addition to paying interest on outstanding principal under the Company’s senior secured credit facilities, the Company is required to pay a commitment fee to the lenders under the revolving credit facility in respect to the unutilized commitments hereunder. The initial commitment fee is 0.50% per annum. The commitment fee may be reduced subject to the Company attaining certain leverage ratios. The Company is also required to pay customary letter of credit fees. As of December 31, 2011, there was $19.4 million in outstanding letters of credit.

8.	INCOME TAXES

The Company accounts for income taxes in accordance with the provision of (“ASC 740”), “Income Taxes”. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Germany, the United Kingdom and France. With few exceptions, we are no longer subject to non-U.S. income tax examinations for years prior to 2002. Under the terms of the purchase agreement related to the Acquisition, the Company is indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of December 31, 2011, approximately $11.4 million of unrecognized tax benefits and related interest is subject to indemnification by Cardinal.

As of December 31, 2011, the Company had a total of $39.6 million of unrecognized tax benefits. Of this amount, $28.2 million represents the amount of unrecognized tax benefits, including interest and penalties, which, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2011, the Company has approximately $4.7 million of accrued interest and penalties related to uncertain tax positions.

A tax benefit in the amount of $4.5 million was recorded related to cash settlement with Cardinal Health that occurred during December 2011. This settlement was related to certain taxes paid by the Company which are subject to indemnification because they relate to periods preceding April 10, 2007. The indemnification agreement is still open for ASC 740-10 tax reserves.

9.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(in millions)	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$0.6	$0.7	$1.3	$1.3
Interest cost	3.3	3.1	6.6	6.2
Expected return on plan assets	(2.7)	(2.3)	(5.4)	(4.5)
Amortization (1)	—	0.2	0.1	0.4

Net amount recognized	$1.2	$1.7	$2.6	$3.4

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).

10.	RELATED PARTY TRANSACTIONS

In January 2012 Catalent signed an agreement to acquire the remaining 49% minority share of the R.P. Scherer business in Eberbach, Germany from Gelita AG. Pending the required regulatory clearances, the business will be fully owned by Catalent. The purchase of the remaining shares is expected to be completed during the third fiscal quarter.

Advisor Transaction and Management Fees

The Company entered into a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investor’s investment. The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. For the three and six months ended December 31, 2011, $2.9 million and $5.7 million was expensed and recorded in selling, general and administrative expenses in the consolidated statement of operations respectively.

11.	COMPREHENSIVE EARNINGS/(LOSS) AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS/(LOSS)

Comprehensive earnings/(loss) for the Three and Six Months ended December 31, 2011 and December 31, 2010 are as follows:

(in millions)	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010
Net earnings/(loss) attributable to Catalent	$11.7	$(8.2)	$7.0	$(35.7)
Other comprehensive income/(losses):
Foreign currency translation adjustments	(0.8)	1.5	(11.0)	38.1
Deferred compensation/(benefit)	0.4	0.2	(0.3)	0.6
Change in unrealized loss on derivatives	5.3	8.9	5.9	4.1
Other Comprehensive income	4.9	10.6	(5.4)	42.8
Total comprehensive income/(loss) loss before noncontrolling interest	16.6	2.4	1.6	7.1
Comprehensive income/(loss) attributable to noncontrolling interest	0.8	(1.2)	0.3	(2.6)
Comprehensive income/(loss)	$17.4	$1.2	$1.9	$4.5

At December 31, 2011, accumulated other comprehensive income/(loss) consisted of:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Deferred Compensation	Pension Liability Adjustment	Other Comprehensive Income/(Loss)
Balance at June 30, 2011	$90.3	$(36.8)	$0.6	$(8.1)	$46.0
Activity, net of tax	(11.0)	5.9	(0.3)	—	(5.4)
Balance at December 31, 2011	$79.3	$(30.9)	$0.3	$(8.1)	$40.6

12.	EQUITY BASED COMPENSATION

The following table summarizes the equity-based compensation expense recorded in the Company’s consolidated statement of operations:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2011	2010	2011	2010
Stock compensation expense in selling,general and administrative	$0.8	$0.9	$1.7	$2.3

STOCK OPTIONS

The activity of the equity-based compensation program for the six months ended December 31, 2011 is presented below:

	Time Based Awards Number of Shares	Performance Based Awards Number of Shares	Market Based Awards Number of Shares
Balance at June 30, 2011	34,777	10,392	20,857
Granted	3,613	1,209	2,403
Exercised	—	—	—
Forfeited	(1,250)	(418)	(832)

Balance at December 31, 2011	37,140	11,183	22,428

RESTRICTED STOCK UNITS

In addition to nonqualified stock options, as of December 31, 2011 the Company had 3,500 restricted stock units outstanding with respect to compensation for participants to receive shares of common stock equal to the units vested upon settlement.

13.	COMMITMENTS AND CONTINGENCIES

On March 24, 2011, a packaging services operation located in Corby, United Kingdom was damaged by a fire. The Company records expenses for property, plant and equipment that was damaged and additional costs associated with transition activities related to product production and the associated insurance reimbursement in the statement of operations line item ‘Property and casualty loss, net’. For the six months ended December 31, 2011, the Company recorded expense of approximately $33.5 million inclusive of idle production and transition activities, non-cash impairment charges, cost of property damage and employee related severance costs. During the six months ended December 31, 2011, the Company recognized income with respect to insurance proceeds of approximately $48.1 million resulting in a net of $14.6 million for the six month period then ended. The ultimate collectability of insurance settlement amounts was not deemed certain until agreement with the insurance carrier in the second fiscal quarter. U.S. GAAP accounting guidance regarding the recognition of losses and the related insurance reimbursements of those losses have resulted in timing differences as a portion of the insurance proceeds recognized in the current period relate to expenses recorded in the prior fiscal year. In the consolidated statement of cash flows, the insurance proceeds attributable to the property and equipment destroyed in the fire are reported in cash flows from investing activities. All other insurance proceeds received during fiscal year 2012 to date have been reported in cash flows from operating activities. In addition, approximately $3.8 million of business interruption insurance proceeds were recognized in gross margin in the six month period ended December 31, 2011 representing the amount recovered related to the expected full fiscal year 2012 lost profit. Future charges, capital expenditures and non-recurring expenses may be required in subsequent periods as the Company executes its strategic plans in response to the losses. Although the Company expects insurance proceeds to eventually cover a substantial portion of losses related to the fire, no final determination of the total loss has been made.

In addition, employees of a commercial packaging site and a clinical services site are members of a multiemployer pension plan. Our annual contributions may increase over the remainder of the contract period due to its current funding shortfall or to a future decision to withdraw from the plan. As of December 31, 2011 it is reasonably possible that the Company may withdraw from the plan and a withdrawal would result in the recognition of a long term, pension liability that may fall within the range of $25.0 - $35.0 million.

In addition, the Company, along with several pharmaceutical companies, is named as a defendant in three hundred and sixteen pending civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. While it is not currently possible to determine the ultimate outcome of these legal proceedings, including making a determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

From time to time the Company may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects, and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant. The Company intends to vigorously defend ourselves against such other litigation and does not currently believe that the outcome of any such legal proceeding will have a material adverse effect on the Company’s consolidated financial statements.

14.	SEGMENT INFORMATION

The Company conducts its business in the following operating segments: Softgel Technologies, Modified Release Technologies, Sterile Technologies, Packaging Services and Development & Clinical Services. The Softgel and Modified Release Technology segments are aggregated into one reportable operating segment – Oral Technologies. The Company evaluates the performance of its segments based on segment earnings before non-controlling interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”). EBITDA from continuing operations is consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense, depreciation and amortization and is adjusted for the income or loss attributable to noncontrolling interest. The Company’s presentation of Segment EBITDA and EBITDA from continuing operations may not be comparable to similarly-titled measures used by other companies.

During the quarter ended December 31, 2011 the Company modified the structure of its reporting segments moving a biologic facility from the Development and Clinical services business unit to the Sterile Technologies business unit. All prior period segment reporting financial information has been reclassified in our consolidated financial statements.

The following tables include net revenue and Segment EBITDA during the three and six months ended December 31, 2011:

(in millions)	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Six Months Ended December 31, 2011	Six Months Ended December 2010
Oral Technologies
Net revenue	$282.2	$261.5	$557.1	$505.5
Segment EBITDA	72.7	66.6	140.0	118.8
Sterile Technologies
Net revenue	51.3	58.6	106.9	117.6
Segment EBITDA	6.8	9.4	11.4	15.9
Development and Clinical Services
Net revenue	51.1	37.3	95.9	75.4
Segment EBITDA	9.7	7.6	18.2	15.2
Packaging Services
Net revenue	36.7	41.8	77.3	88.1
Segment EBITDA	4.7	(0.2)	8.8	1.7
Inter-segment revenue elimination	(4.8)	(6.0)	(10.2)	(12.7)
Unallocated Costs(1)	(3.4)	(10.4)	(17.4)	(35.8)
Combined Total
Net revenue	416.5	393.2	827.0	773.9
EBITDA from continuing operations	$90.5	$73.0	$161.0	$115.8

(1)

Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010
Impairment charges and gain/(loss) on sale of assets	$0.4	$0.5	$0.8	$(0.1)
Equity compensation	(0.8)	(0.9)	(1.7)	(2.3)
Restructuring and other special items	(13.9)	(6.3)	(19.3)	(14.4)
Property and casualty losses	14.1	—	14.6	—
Sponsor advisory fee	(2.8)	(2.5)	(5.7)	(5.0)
Noncontrolling interest	(0.8)	(1.4)	(0.3)	(0.6)
Other income (expense)(2) , net	6.3	(1.3)	2.4	(13.5)
Non-allocated corporate costs, net	(5.9)	1.5	(8.2)	0.1

Total unallocated costs	$(3.4)	$(10.4)	$(17.4)	$(35.8)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

(in millions)	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010	Six Months Ended December 31, 2011	Six Months Ended December 31, 2010
Earnings/(loss) from continuing operations	$12.4	$(6.2)	$7.2	$(35.1)
Depreciation and amortization	30.5	30.2	60.1	59.1
Interest expense, net	41.1	41.2	83.2	81.8
Income tax (benefit)/expense	7.3	9.2	10.8	10.6
Noncontrolling interest	(0.8)	(1.4)	(0.3)	(0.6)

EBITDA from continuing operations	$90.5	$73.0	$161.0	$115.8

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(in millions)	December 31, 2011	June 30, 2011
Assets
Oral Technologies	$2,483.0	$2,540.6
Sterile Technologies	250.4	267.4
Development and Clinical Services	166.9	162.8
Packaging Services	166.1	135.3
Corporate and eliminations	(342.0)	(274.9)
Assets held for sale	—	—

Total assets	$2,724.4	$2,831.2

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at December 31, 2011 and June 30, 2011 is detailed in the following tables;

Inventories

Work-in-process and finished goods inventories include raw materials, labor and overhead. Inventories consisted of the following:

(in millions)	December 31, 2011	June 30, 2011
Raw materials and supplies	$84.6	$75.4
Work-in-process	25.9	26.1
Finished goods	54.0	49.0

Total inventory, gross	164.5	150.5
Inventory reserves	(10.5)	(10.8)

Total inventory, net	$154.0	$139.7

Prepaid and other assets

Prepaid and other assets consist of the following:

(in millions)	December 31, 2011	June 30, 2011
Prepaid expenses	$15.2	$17.0
Spare parts supplies	10.6	11.0
Deferred taxes	20.2	20.0
Other current assets	51.6	56.0

Total prepaid and other assets	$97.6	$104.0

Property and equipment

Property and equipment consists of the following:

(in millions)	December 31, 2011	June 30, 2011
Land, buildings and improvements	$443.4	$451.8
Machinery and equipment	543.6	558.7
Furniture and fixtures	12.4	11.7
Construction in progress	65.0	53.6

Property and equipment, at cost	1,064.4	1,075.8
Accumulated depreciation	(333.5)	(316.3)

Property and equipment, net	$730.9	$759.5

Other assets

Other assets consist of the following:

(in millions)	December 31, 2011	June 30, 2011
Deferred long term debt financing costs	$21.8	$26.0
Other	10.2	10.7

Total other assets	$32.0	$36.7

Other accrued liabilities

Other accrued liabilities consist of the following:

(in millions)	December 31, 2011	June 30, 2011
Accrued employee-related expenses	$62.9	$83.6
Restructuring accrual	8.2	8.7
Deferred income tax	0.7	0.7
Accrued interest	18.4	19.5
Interest rate swaps	24.7	23.5
Deferred revenue and fees	15.2	17.1
Accrued income tax	28.6	22.3
Other accrued liabilities and expenses	65.5	51.8

Total other accrued liabilities	$224.2	$227.2

16.	SUBSEQUENT EVENTS

In the preparation of its consolidated financial statements, the Company completed an evaluation of the impact of any subsequent events and determined there were no other subsequent events requiring disclosure in or adjustment to these consolidated financial statements.

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

The following condensed financial information presents the Company’s consolidating balance sheet as of December 31, 2011 and as of June 30, 2011 and the consolidating statements of operations for Three and Six Months ended December 31, 2011 and December 31, 2010 and Cash Flows for the Six Months ended December 31, 2011 and December 31, 2010: (a) Catalent Pharma Solutions, Inc. (“Issuer” and/or “Parent”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended December 31, 2011

(in millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$153.1	$267.2	$(3.8)	$416.5
Cost of products sold	—	91.8	198.1	(3.8)	286.1

Gross margin	—	61.3	69.1	—	130.4
Selling, general and administrative expenses	0.7	54.4	24.9	—	80.0
Impairment charges and (gain)/loss on sale of assets	—	(0.2)	(0.2)	—	(0.4)
Restructuring and other	—	1.7	8.7	—	10.4
Property and casualty losses	—	—	(14.1)	—	(14.1)

Operating earnings/(loss)	(0.7)	5.4	49.8	—	54.5
Interest expense, net	36.9	(0.3)	4.5	—	41.1
Other (income)/expense, net	(45.9)	(29.8)	1.2	68.2	(6.3)

Earnings/(loss) from continuing operations before income taxes	8.3	35.5	44.1	(68.2)	19.7
Income tax (benefit)/expense	(3.4)	1.3	9.4	—	7.3

Earnings/(loss) from continuing operations	11.7	34.2	34.7	(68.2)	12.4
Loss from discontinued operations	—	0.1	—	—	0.1

Net earnings/(loss)	11.7	34.3	34.7	(68.2)	12.5
Net earnings/(loss) attributable to noncontrolling interest	—	—	0.8	—	0.8

Net earnings/(loss) attributable to Catalent	$11.7	$34.3	$33.9	$(68.2)	$11.7

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended December 31, 2010

(in millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$148.8	$248.8	$(4.4)	$393.2
Cost of products sold	—	88.2	184.7	0.9	273.8

Gross margin	—	60.6	64.1	(5.3)	119.4
Selling, general and administrative expenses	0.9	40.8	27.9	0.1	69.7
Impairment charges and (gain)/loss on sale of assets	—	(0.3)	(0.2)	—	(0.5)
Restructuring and other	—	3.0	1.7	—	4.7

Operating earnings/(loss)	(0.9)	17.1	34.7	(5.4)	45.5
Interest expense, net	40.3	0.8	0.1	—	41.2
Other (income)/expense, net	(33.5)	(45.8)	6.1	74.5	1.3

Earnings/(loss) from continuing operations before income taxes	(7.7)	62.1	28.5	(79.9)	3.0
Income tax (benefit)/expense	0.5	1.9	6.8	—	9.2

Earnings/(loss) from continuing operations	(8.2)	60.2	21.7	(79.9)	(6.2)
Loss from discontinued operations	—	—	(0.6)	—	(0.6)

Net earnings/(loss)	(8.2)	60.2	21.1	(79.9)	(6.8)
Net earnings/(loss) attributable to noncontrolling interest	—	—	1.4	—	1.4

Net earnings/(loss) attributable to Catalent	$(8.2)	$60.2	$19.7	$(79.9)	$(8.2)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Six Months Ended December 31, 2011

(in millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$310.8	$524.8	$(8.6)	$827.0
Cost of products sold	—	187.2	394.2	(8.6)	572.8

Gross margin	—	123.6	130.6	0.0	254.2
Selling, general and administrative expenses	1.5	105.4	52.1	—	159.0
Impairment charges and (gain)/loss on sale of assets	—	(0.5)	(0.3)	—	(0.8)
Restructuring and other	—	2.9	8.9	—	11.8
Property and casualty losses	—	—	(14.6)	—	(14.6)

Operating earnings/(loss)	(1.5)	15.8	84.5	0.0	98.8
Interest expense, net	73.4	(0.3)	10.1	—	83.2
Other (income)/expense, net	(78.8)	(46.1)	9.1	113.4	(2.4)

Earnings/(loss) from continuing operations before income taxes	3.9	62.2	65.3	(113.4)	18.0
Income tax (benefit)/expense	(3.1)	2.9	11.0	—	10.8

Earnings/(loss) from continuing operations	7.0	59.3	54.3	(113.4)	7.2
Loss from discontinued operations	—	0.1	—	—	0.1

Net earnings/(loss)	7.0	59.4	54.3	(113.4)	7.3
Net earnings/(loss) attributable to noncontrolling interest	—	—	0.3	—	0.3

Net earnings/(loss) attributable to Catalent	$7.0	$59.4	$54.0	$(113.4)	$7.0

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Six Months Ended December 31, 2010

(in millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$287.6	$497.3	$(11.0)	$773.9
Cost of products sold	—	178.7	371.3	0.9	550.9

Gross margin	—	108.9	126.0	(11.9)	223.0
Selling, general and administrative expenses	2.3	83.8	55.9	—	142.0
Impairment charges and (gain)/loss on sale of assets	0.2	(0.1)	—	—	0.1
Restructuring and other	—	5.5	4.6	—	10.1

Operating earnings/(loss)	(2.5)	19.7	65.5	(11.9)	70.8
Interest expense, net	80.0	1.6	0.2	—	81.8
Other (income)/expense, net	(47.6)	(58.8)	35.5	84.4	13.5

Earnings/(loss) from continuing operations before income taxes	(34.9)	76.9	29.8	(96.3)	(24.5)
Income tax (benefit)/expense	0.8	3.5	6.3	—	10.6

Earnings/(loss) from continuing operations	(35.7)	73.4	23.5	(96.3)	(35.1)
Loss from discontinued operations	—	—	—	—	—

Net earnings/(loss)	(35.7)	73.4	23.5	(96.3)	(35.1)
Net earnings/(loss) attributable to noncontrolling interest	—	—	0.6	—	0.6

Net earnings/(loss) attributable to Catalent	$(35.7)	$73.4	$22.9	$(96.3)	$(35.7)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

December 31, 2011

(In millions)

Unaudited

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$1.1	$18.3	$184.0	$—	$203.4
Trade receivables, net	—	85.7	160.8	—	246.5
Intercompany receivables	128.9	1,075.4	83.8	(1,288.1)	—
Inventories, net	—	37.0	117.0	—	154.0
Prepaid expenses and other	20.8	32.6	44.2	—	97.6

Total current assets	150.8	1,249.0	589.8	(1,288.1)	701.5
Property and equipment, net	—	318.8	412.1	—	730.9
Goodwill	—	308.1	571.1	—	879.2
Other intangibles, net	—	90.9	177.2	—	268.1
Investment in subsidiaries	3,790.6	—	—	(3,789.5)	1.1
Deferred income taxes asset	22.3	68.1	22.3	(0.0)	112.7
Other assets	21.9	4.4	4.7	(0.1)	30.9

Total assets	$3,985.6	$2,039.4	$1,777.2	$(5,077.7)	$2,724.4

Liabilities and Shareholder’s Deficit
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.1	$1.7	$11.3	$—	$27.1
Accounts payable	—	29.3	84.1	—	113.4
Intercompany accounts payable	1,038.9	—	44.0	(1,082.9)	—
Other accrued liabilities	48.3	68.3	107.6	—	224.2

Total current liabilities	1,101.3	99.3	247.0	(1,082.9)	364.7
Long-term obligations, less current portion	2,235.2	8.3	5.1	—	2,248.6
Intercompany long-term debt	(177.8)	1.9	380.1	(204.2)	—
Pension liability	—	16.8	55.2	—	72.0
Deferred income taxes liability	28.2	105.8	54.8	(0.0)	188.7
Other liabilities	9.6	24.4	21.6	—	55.6
Shareholder’s Deficit:
Total Catalent shareholder’s deficit	789.1	1,782.9	1,009.3	(3,790.6)	(209.3)
Noncontrolling interest	—	—	4.1	—	4.1

Total shareholder’s deficit	789.1	1,782.9	1,013.4	(3,790.6)	(205.2)

Total liabilities and shareholder’s deficit	$3,985.6	$2,039.4	$1,777.2	$(5,077.7)	$2,724.4

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2011

(In millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$3.6	$33.4	$168.1	$—	$205.1
Trade receivables, net	—	84.0	190.8	—	274.8
Intercompany receivables	—	712.9	978.9	(1,691.8)	—
Inventories, net	—	32.0	107.7	—	139.7
Prepaid expenses and other	24.4	31.0	48.6	—	104.0

Total current assets	28.0	893.3	1,494.1	(1,691.8)	723.6
Property and equipment, net	—	321.3	438.2	—	759.5
Goodwill	—	308.1	597.9	—	906.0
Other intangibles, net	—	95.5	195.1	—	290.6
Investment in subsidiaries	3,323.3	—	—	(3,321.9)	1.4
Deferred income taxes asset	22.3	68.1	24.4	—	114.8
Other assets	27.5	4.4	4.9	(1.5)	35.3

Total assets	$3,401.1	$1,690.7	$2,754.6	$(5,015.2)	$2,831.2

Liabilities and Shareholder’s Deficit
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.4	$1.7	$12.6	$—	$28.7
Accounts payable	—	33.4	95.7	—	129.1
Intercompany accounts payable	1,206.7	—	—	(1,206.7)	—
Other accrued liabilities	49.1	78.4	99.7	—	227.2

Total current liabilities	1,270.2	113.5	208.0	(1,206.7)	385.0
Long-term obligations, less current portion	2,300.1	8.7	9.8	—	2,318.6
Intercompany long-term debt	69.2	1.7	414.3	(485.2)	—
Pension liability	—	17.0	61.5	—	78.5
Deferred income taxes liability	27.1	102.9	62.7	—	192.7
Other liabilities	18.5	22.4	25.4	—	66.3
Shareholder’s Deficit:
Total Catalent shareholder’s deficit	(284.0)	1,424.5	1,969.1	(3,323.3)	(213.7)
Noncontrolling interest	—	—	3.8	—	3.8

Total shareholder’s deficit	(284.0)	1,424.5	1,972.9	(3,323.3)	(209.9)

Total liabilities and shareholder’s deficit	$3,401.1	$1,690.7	$2,754.6	$(5,015.2)	$2,831.2

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Six Months Ended December 31, 2011

Unaudited

(In millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities from continuing operations	(84.9)	80.6	54.3	—	50.0
Net cash provided by/(used in) operating activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) operating activities	(84.9)	80.6	54.3	—	50.0
CASH FLOWS FROM INVESTING ACTIVITIES:					—
Acquisition of property and equipment and other productive assets	—	(18.5)	(32.9)	—	(51.4)
Proceeds from sale of property and equipment	—	1.1	0.4	—	1.5
Proceeds from insurance related to long lived assets	—	—	21.3	—	21.3

Net cash provided by/(used in) investing activities from continuing operations	—	(17.4)	(11.2)	—	(28.6)
Net cash provided by/(used in) investing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) investing activities	—	(17.4)	(11.2)	—	(28.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	85.9	(78.3)	(7.6)	—	—
Net change in short-term borrowings	—	—	(2.9)	—	(2.9)
Repayments of long-term obligations	(4.6)	—	(7.9)	—	(12.5)
Equity contribution (redemption)	1.1	0.0	(0.0)	—	1.1

Net cash (used in)/ provided by financing activities from continuing operations	82.4	(78.3)	(18.4)	—	(14.3)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	82.4	(78.3)	(18.4)	—	(14.3)
Effect of foreign currency on cash	—	—	(8.8)	—	(8.8)
					—
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(2.5)	(15.1)	15.9	—	(1.7)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3.6	33.4	168.1	—	205.1
CASH AND EQUIVALENTS AT END OF PERIOD	$1.1	$18.3	$184.0	$—	$203.4

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Six Months Ended December 31, 2010

Unaudited

(In millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities from continuing operations	(111.7)	73.8	54.9	—	17.0
Net cash provided by/(used in) operating activities from discontinued operations	—	(0.2)	(0.4)	—	(0.6)

Net cash provided by/(used in) operating activities	(111.7)	73.6	54.5	—	16.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	—	(14.6)	(17.9)	—	(32.5)
Proceeds from sale of property and equipment	—	—	3.4	—	3.4

Net cash provided by/(used in) investing activities from continuing operations	—	(14.6)	(14.5)	—	(29.1)
Net cash provided by/(used in) investing activities from discontinued operations	—	(0.1)	(0.4)	—	(0.5)

Net cash provided by/(used in) investing activities	—	(14.7)	(14.9)	—	(29.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	63.9	(72.1)	8.2	—	0.0
Net change in short-term borrowings	(3.9)	—	(0.9)	—	(4.8)
Repayments of long-term obligations	(7.1)	(0.8)	(4.7)	—	(12.6)
Distribution to noncontrolling interest holder	—	—	(2.6)	—	(2.6)
Equity contribution (redemption)	3.5	—	—	—	3.5

Net cash (used in)/ provided by financing activities from continuing operations	56.4	(72.9)	(0.0)	—	(16.5)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	56.4	(72.9)	(0.0)	—	(16.5)
Effect of foreign currency on cash	38.8	—	(32.4)	—	6.4
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(16.5)	(14.0)	7.2	—	(23.3)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	17.7	31.8	114.5	—	164.0
CASH AND EQUIVALENTS AT END OF PERIOD	$1.2	$17.8	$121.7	$—	$140.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “Form 10-K”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A.—Risk Factors,” within this Form 10-Q and in our Form 10-K.

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

Results of Operations

Use of EBITDA from continuing operations and Adjusted EBITDA

Management measures operating performance based on consolidated earnings from continuing operations before interest expense, expense/(benefit) for income taxes and depreciation and amortization and adjusted for the income or loss attributable to noncontrolling interest (“EBITDA from continuing operations”). EBITDA from continuing operations is not defined under U.S. GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP and is subject to important limitations.

We believe that the presentation of EBITDA from continuing operations enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and use this measure for business planning purposes. In addition, given the significant investments that we have made in the past in property and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that EBITDA from continuing operations will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates depreciation and amortization expense. We present EBITDA from continuing operations in order to provide supplemental information that we consider relevant for the readers of the financial statements, and such information is not meant to replace or supersede U.S. GAAP measures. Our definition of EBITDA from continuing operations may not be the same as similarly titled measures used by other companies.

In addition, we evaluate the performance of our segments based on segment earnings before minority interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”).

Under the indentures governing the notes, our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on adjusted EBITDA (which is defined as “EBITDA” in the indentures). Adjusted EBITDA is based on the definitions in the credit agreement and is not defined under U.S. GAAP, and is subject to important limitations. We have included the calculations of adjusted EBITDA for the periods presented. Adjusted EBITDA is the covenant compliance measure used in certain covenants under the indentures governing the notes, particularly those governing debt incurrence and restricted payments. Because not all companies use identical calculations, our presentation of adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

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

Three Months Ended December 31, 2011 compared to the Three Months Ended December 31, 2010

Results for the Three Months ended December 31, 2011 compared to the Three Months ended December 31, 2010 are as follows:

	Three Months Ended December 31,		Increase/(Decrease)
(in millions)	2011	2010	Change $	Change %
Net revenue	$416.5	$393.2	$23.3	6%
Cost of products sold	286.1	273.8	12.3	4%

Gross margin	130.4	119.4	11.0	9%
Selling, general and administrative expense	80.0	69.7	10.3	15%
Impairment charges and (gain)/loss on sale of assets	(0.4)	(0.5)	0.1	-20%
Restructuring and other	10.4	4.7	5.7	*
Property and casualty losses	(14.1)	—	(14.1)	*

Operating earnings/(loss)	54.5	45.5	9.0	20%
Interest expense, net	41.1	41.2	(0.1)	0%
Other (income)/expense, net	(6.3)	1.3	(7.6)	*

Earnings/(loss) from continuing operations before income taxes	19.7	3.0	16.7	*
Income tax expense/ (benefit)	7.3	9.2	(1.9)	-21%

Earnings/(loss) from continuing operations	12.4	(6.2)	18.6	*
Earnings /(loss) from discontinued operations	0.1	(0.6)	0.7	*

Net earnings/(loss)	12.5	(6.8)	19.3	*
Net earnings/(loss) attributable to noncontrolling interest	0.8	1.4	(0.6)	-43%

Net earnings/(loss) attributable to Catalent	$11.7	$(8.2)	$19.9	*

*	Percentage not meaningful

Net Revenue

Net revenue increased $23.3 million, or 6%, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted revenue by less than 1%, or approximately $1.9 million. Excluding the impact of foreign exchange, net revenue increased by $25.2 million, or 6%, as compared to the comparable period in the prior year. The increase was primarily driven by increased demand in the Oral Technologies and Development and Clinical Services segments. The Oral Technologies increase was primarily driven by increased demand for products utilizing our proprietary Zydis® delivery platform, as well as for consumer health and prescription softgel products. The Development and Clinical Services increase was primarily driven by increased demand for clinical services from our North America and Europe operations. These revenue increases were partially offset by declining volumes in our Packaging Services and Sterile Technologies segments resulting from customer insourcing.

Gross Margin

Gross margin increased $11 million, or 9%, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted gross margin by approximately 1%, or $0.6 million. Excluding the impact of foreign exchange, gross margin increased by $11.6 million, or 10%, primarily due to favorable product mix in the Oral Technologies segment resulting from increased demand for modified release and softgel products, and the increased demand in the Development and Clinical Services segment, as discussed above. In addition, Gross Margin for the three month period ended was impacted by the receipt of $3.3 million pursuant to the terms of our business interruption insurance claim resulting from the Corby U.K. facility fire in March 2011. Approximately $2.3 million of the proceeds received and recognized as income recovery related to the third and fourth fiscal quarter of fiscal year 2012. Due to the finalization of our business interruption claim with our insurance carrier, these amounts were recorded upon approval and cash receipt.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by 15%, or $10.3 million, compared to the comparable period of fiscal 2011. The U.S. dollar fluctuation had an immaterial impact on the selling, general and administrative expenses for the quarter. The increase was primarily due to continued investments in our sales and marketing function as well as other investments related to executing our long term strategic initiatives.

Restructuring and Other

Restructuring and other charges of $10.4 million for the three months ended December 31, 2011 increased $5.7 million compared to the same period a year ago and was primarily attributable to non-cash asset impairment charges, real estate and employee related expenses associated with the planned closure of a U.K. based softgel operation which wound down production in December 2011.

Interest Expense, net

Interest expense, net of $41.1 million for the three months ended December 31, 2011 was in-line with the period ended December 31, 2010, due to our comparable debt and interest rate profile.

Other (Income)/Expense, net

Other income increased by approximately $7.6 million for the three months ended December 31, 2011 compared to the same three months of the prior fiscal year. This fluctuation was primarily attributable to an unrealized foreign exchange gain recorded in the current fiscal quarter related to the translation of the portion of our Euro denominated debt not designated as an effective hedge. In the comparable period in the prior fiscal year, the entire balance of the Euro denominated debt was designated as an effective hedge for accounting purposes and thus resulted in no income statement activity.

Provision/(Benefit) for Income Taxes

Our provision / (benefit) for income taxes for the three months ended December, 31 2011 was $7.3 million relative to income before income taxes of $19.7 million. Our provision / (benefit) for income taxes for the three months ended December 31, 2010 was $9.2 million relative to income before income taxes of $3.0 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. A tax benefit in the amount of $4.5 million was recorded due to a cash settlement with Cardinal Health that occurred during December 2011. This settlement was related to certain taxes paid by the Company which are subject to indemnification because they relate to periods preceding April 10, 2007. The indemnification agreement is still open for ASC 740-10 tax reserves.

Segment Review

The Company’s results on a segment basis for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 are as follows:

	Three Months Ended December 31,		Increase/(Decrease)
(in millions)	2011	2010	Change $	Change %
Oral Technologies
Net revenue	$282.2	$261.5	$20.7	8%
Segment EBITDA	72.7	66.6	6.1	9%
Sterile Technologies
Net revenue	51.3	58.6	(7.3)	-12%
Segment EBITDA	6.8	9.4	(2.6)	-28%
Development and Clinical Services
Net revenue	51.1	37.3	13.8	37%
Segment EBITDA	9.7	7.6	2.1	28%
Packaging Services
Net revenue	36.7	41.8	(5.1)	-12%
Segment EBITDA	4.7	(0.2)	4.9	*
Inter-segment revenue elimination	(4.8)	(6.0)	1.2	-20%
Unallocated Costs(1)	(3.4)	(10.4)	7.0	-67%
Combined Total
Net revenue	416.5	393.2	23.3	6%
EBITDA from continuing operations	$90.5	$73.0	$17.5	24%

*	Percentage not meaningful
(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,
(in millions)	2011	2010
Impairment charges and gain/(loss) on sale of assets	$0.4	$0.5
Equity compensation	(0.8)	(0.9)
Restructuring and other special items	(13.9)	(6.3)
Property and casualty losses	14.1	—
Sponsor advisory fee	(2.8)	(2.5)
Noncontrolling interest	(0.8)	(1.4)
Other income (expense)(2) , net	6.3	(1.3)
Non-allocated corporate costs, net	(5.9)	1.5

Total unallocated costs	$(3.4)	$(10.4)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation.

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA from continuing operations

	Three Months Ended December 31,
(in millions)	2011	2010
Earnings/(loss) from continuing operations	$12.4	$(6.2)
Depreciation and amortization	30.5	30.2
Interest expense, net	41.1	41.2
Income tax (benefit)/expense	7.3	9.2
Noncontrolling interest	(0.8)	(1.4)

EBITDA from continuing operations	$90.5	$73.0

Oral Technologies segment

Net revenue increased by 8%, or $20.7 million, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted revenue by less than 1%, or $1.4 million. Excluding the impact of foreign exchange rates, net revenue increased by 8%, or $22.1 million. This increase was primarily related to increased demand for products utilizing our proprietary Zydis delivery platform, and increased demand for consumer health and prescription softgel products in South America and Europe.

Segment EBITDA increased by 9%, or $6.1 million. Oral Technologies’ EBITDA was unfavorably impacted by the stronger U.S. dollar by approximately 1%, or $0.5 million. Excluding the impact of foreign exchange rates, the increase was $6.6 million, or 10%, and was primarily related to favorable product mix in the segment attributable to the previously mentioned demand increases for products which use our Zydis delivery platform, consumer health and prescription softgel products.

Sterile Technologies segment

Net revenue decreased by 12%, or $7.3 million, as compared to the same period of the prior fiscal year. The stronger U.S. dollar unfavorably impacted revenue by less than 1%, or $0.3 million. Excluding the impact of foreign exchange rates, net revenue decreased by 12%, or $7.0 million, primarily driven by decreased demand for injectable products in our European operations.

Segment EBITDA decreased by 28%, or $2.6 million, as compared to the same period of the prior fiscal year. The decrease was primarily related to the decreased demand for injectable products discussed above, partially offset by favorable product mix and an improved fixed manufacturing cost base in our Blow-Fill-Seal offering. The impact of foreign exchange had an immaterial impact on the segment’s financial results.

Development and Clinical Services segment

Net revenue increased by 37%, or $13.8 million. The stronger U.S. dollar unfavorably impacted the segment’s revenue by less than 1%, or $0.2 million. Excluding the impact of foreign exchange rates, revenue increased by 37%, or $14.0 million, primarily driven by increased demand for our clinical services offerings in North America and Europe.

Segment EBITDA increased by 28%, or $2.1 million, due to the clinical services volume related increases discussed above, partially offset by unfavorable product mix in the segment. The impact of foreign exchange had an immaterial impact on the segment’s financial results.

Packaging Services segment

Net revenue decreased by 12%, or $5.1 million. The decrease in revenue was partially attributable to customer in-sourcing impacting North American operations. In addition, another contributing factor was the lower revenue generated from our U.K. based packaging operation as we continue to transition and recover operating performance as a result of the fire damage experienced in the third quarter of the prior year. The weaker U.S. dollar had an immaterial impact on the segment’s revenue.

Segment EBITDA increased $4.9 million. The increase was attributable to improved manufacturing efficiencies and fixed overhead cost saving initiatives implemented throughout the segment. In addition, Packaging Services EBITDA was impacted by the receipt of $3.3 million pursuant to the terms of our business interruption insurance claim resulting from the Corby U.K. facility fire in March 2011. Approximately $2.3 million of the proceeds received and recognized as income recovery related to the third and fourth fiscal quarter of fiscal year 2012. Due to the finalization of our business interruption claim with our insurance carrier, these amounts were recorded upon approval and cash receipt. This amount represented the final and complete lost profit recovery that was awarded for the full fiscal year ended June 30, 2012.

Six Months Ended December 31, 2011 compared to the Six Months Ended December 31, 2010

Results for the Six Months ended December 31, 2011 compared to the six months ended December 31, 2010 are as follows:

	Six Months Ended December 31,		Increase/(Decrease)
(in millions)	2011	2010	Change $	Change %
Net revenue	$827.0	$773.9	$53.1	7%
Cost of products sold	572.8	550.9	21.9	4%

Gross margin	254.2	223.0	31.2	14%
Selling, general and administrative expense	159.0	142.0	17.0	12%
Impairment charges and (gain)/loss on sale of assets	(0.8)	0.1	(0.9)	*
Restructuring and other	11.8	10.1	1.7	17%
Property and casualty losses	(14.6)	—	(14.6)	*

Operating earnings/(loss)	98.8	70.8	28.0	40%
Interest expense, net	83.2	81.8	1.4	2%
Other (income)/expense, net	(2.4)	13.5	(15.9)	*

Earnings/(loss) from continuing operations before income taxes	18.0	(24.5)	42.5	*
Income tax expense/ (benefit)	10.8	10.6	0.2	2%

Earnings/(loss) from continuing operations	7.2	(35.1)	42.3	*
Earnings /(loss) from discontinued operations	0.1	—	0.1	*

Net earnings/(loss)	7.3	(35.1)	42.4	*
Net earnings/(loss) attributable to noncontrolling interest	0.3	0.6	(0.3)	-50%

Net earnings/(loss) attributable to Catalent	$7.0	$(35.7)	$42.7	*

*	Percentage not meaningful

Net Revenue

Net revenue increased $53.1 million, or 7%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted revenue by approximately 2%, or $15.7 million. Excluding the impact of foreign exchange, net revenue increased by $37.4 million, or 5%, as compared to the comparable period in the prior year. The increase was primarily due to increased demand in the Oral Technologies and Development and Clinical Services segments. The Oral Technologies increase was primarily driven by increased demand for products using our Zydis delivery platform and controlled release products, as well as for consumer health and prescription softgel products. The Development and Clinical Services increase was primarily driven by increased demand for clinical services in North America and Europe. These revenue increases were partially offset by decreased demand in Packaging Services and Sterile Technologies resulting from customer in-sourcing and end market demand for certain product offerings.

Gross Margin

Gross margin increased $31.2 million, or 14%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted gross margin by approximately 1%, or $3.0 million. Excluding the impact of foreign exchange, gross margin increased by $28.2 million, or 13%, primarily due to the increased demand for immediate, controlled release, and softgel products, favorable product mix in the Oral Technologies segment and the volume increase in the Development and Clinical Services segment, as discussed above. In addition, Gross Margin for the six month period ended was impacted by the receipt of $3.8 million pursuant to the terms of our business interruption insurance claim resulting from the Corby U.K. facility fire in March 2011. Approximately $2.3 million of the proceeds received and recognized as income recovery related to the third and fourth fiscal quarter of fiscal year 2012. Due to the finalization of our business interruption claim with our insurance carrier, these amounts were recorded upon approval and cash receipt.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by 12%, or $17 million, compared to the comparable period of fiscal 2011. The U.S. dollar fluctuation increased selling, general and administrative expense by approximately 1%, or $1.8 million. Excluding the impact of foreign exchange, selling, general and administrative expense increased 11%, or $15.2 million, as compared to the same period a year ago, primarily due to continued investments in our sales and marketing function as well as other investments related to executing our long term strategic initiatives.

Restructuring and Other

Restructuring and other charges of $11.8 million for the six months ended December 31, 2011 increased $1.7 million compared to the same period a year ago primarily attributable to non-cash asset impairment charges, real estate and employee related expenses associated with the planned closure of a U.K. based softgel operation which wound down production in December 2011.

Interest Expense, net

Interest expense, net of $83.2 million for the six months ended December 31, 2011 was in-line with the period ended December 31, 2010, due to our a comparable debt and interest rate profile.

Other (Income)/Expense, net

Other expense decreased by approximately $16 million for the six months ended December 31, 2011 resulting in income for current year period. The fluctuation as compared to the comparable period of the prior fiscal year is due to the realized and unrealized foreign currency losses realized in the prior year as compared to gains in the current year period related to the translation of the portion of our Euro denominated debt not designated as an effective hedge. In the comparable period in the prior fiscal year, the entire balance of the euro denominated debt was designated as an effective hedge for accounting purposes and thus resulted in no income statement activity.

Provision/(Benefit) for Income Taxes

The income tax provision /(benefit) relative to earnings / (loss) from continuing operations before income taxes, minority interest and discontinued operations was 59.9 % and 44.1% for the six months ended December 31, 2011 and 2010, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%. Our provision / (benefit) for income taxes for the six months ended December, 31 2011 was $10.8 million relative to income before income taxes of $18.0 million. Our provision / (benefit) for income taxes for the six months ended December 31, 2010 was $10.6 million relative to a loss before income taxes of $(24.5) million. A tax benefit in the amount of $4.5 million was recorded due to a cash settlement with Cardinal Health that occurred during December 2011. This settlement was related to certain taxes paid by the Company which are subject to indemnification because they relate to periods preceding April 10, 2007. The indemnification agreement is still open for ASC 740-10 tax reserves.

Segment Review

The Company’s results on a segment basis for the Six Months ended December 31, 2011 compared to the Six Months ended December 31, 2010 are as follows:

	Six Months Ended December 31,		Increase/(Decrease)
(in millions)	2011	2010	Change $	Change %
Oral Technologies
Net revenue	$557.1	$505.5	$51.6	10%
Segment EBITDA	140.0	118.8	21.2	18%
Sterile Technologies
Net revenue	106.9	117.6	(10.7)	-9%
Segment EBITDA	11.4	15.9	(4.5)	-28%
Development and Clinical Services
Net revenue	95.9	75.4	20.5	27%
Segment EBITDA	18.2	15.2	3.0	20%
Packaging Services
Net revenue	77.3	88.1	(10.8)	-12%
Segment EBITDA	8.8	1.7	7.1	*
Inter-segment revenue elimination	(10.2)	(12.7)	2.5	-20%
Unallocated Costs(1)	(17.4)	(35.8)	18.4	-51%
Combined Total
Net revenue	827.0	773.9	53.1	7%
EBITDA from continuing operations	$161.0	$115.8	$45.2	39%

*	Percentage not meaningful
(1)	Unallocated costs include equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Six Months Ended December 31,
(in millions)	2011	2010
Impairment charges and gain/(loss) on sale of assets	$0.8	$(0.1)
Equity compensation	(1.7)	(2.3)
Restructuring and other special items	(19.3)	(14.4)
Property and casualty losses	14.6	—
Sponsor advisory fee	(5.7)	(5.0)
Noncontrolling interest	(0.3)	(0.6)
Other income (expense)(2) , net	2.4	(13.5)
Non-allocated corporate costs, net	(8.2)	0.1

Total unallocated costs	$(17.4)	$(35.8)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation.

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA from continuing operations

	Six Months Ended December 31,
(in millions)	2011	2010
Earnings/(loss) from continuing operations	$7.2	$(35.1)
Depreciation and amortization	60.1	59.1
Interest expense, net	83.2	81.8
Income tax (benefit)/expense	10.8	10.6
Noncontrolling interest	(0.3)	(0.6)

EBITDA from continuing operations	$161.0	$115.8

Oral Technologies segment

Net revenue increased by 10%, or $51.6 million, compared to the same period a year ago. The weaker U.S. dollar favorably impacted revenue by approximately 2%, or $11.8 million. Excluding the impact of foreign exchange rates, net revenue increased by 8%, or $39.8 million. This increase was primarily related to increased demand for Zydis and controlled release products, as well consumer health and prescription softgel products in North American, South American and European operations.

Segment EBITDA increased by 18%, or $21.2 million. Oral Technologies’ EBITDA was favorably impacted by the weaker U.S. dollar by approximately 1%, or $1.5 million. Excluding the impact of foreign exchange rates, the increase was $19.7 million, or 17%, and was primarily related to favorable product mix in the segment and the previously mentioned demand increases for modified release, consumer health softgel, and prescription softgel products.

Sterile Technologies segment

Net revenue decreased by 9%, or $10.7 million, as compared to the same period of the prior fiscal year. The weaker U.S. dollar favorably impacted revenue by approximately 2%, or $2.6 million. Excluding the impact of foreign exchange rates, net revenue decreased by 11%, or $13.3 million, primarily driven by decreased demand for injectable products in our European pre-filled syringe operations, partially offset by increased demand in our Blow-Fill-Seal offering.

Segment EBITDA decreased by 28%, or $4.5 million, as compared to the same period of the prior fiscal year. The weaker U.S. dollar favorably impacted the segment’s EBITDA by approximately 2%, or $0.3 million. Excluding the impact of foreign exchange rates, EBITDA decreased by 30%, or $4.8 million, primarily attributable to the decreased demand for injectable products in our European operations, partially offset by favorable product mix and an improved fixed manufacturing cost base in our Blow-Fill-Seal offering.

Development and Clinical Services segment

Net revenue increased by 27%, or $20.5 million. The weaker U.S. dollar favorably impacted the segment’s revenue by approximately 1%, or $1.0 million. Excluding the impact of foreign exchange rates, revenue increased by 26%, or $19.5 million, primarily driven by increased demand for our clinical services offerings in North America and Europe.

Segment EBITDA increased by 20%, or $3.0 million. Development and Clinical Services’ EBITDA was favorably impacted by the weaker U.S. dollar by approximately 2%, or $0.3 million. Excluding the impact of foreign exchange rates, segment EBITDA increased 18%, or $2.7 million, due to the clinical services volume related increases discussed above; partially offset by unfavorable product mix in the segment and increased investments related to the execution of the segment’s strategic plan.

Packaging Services segment

Net revenue decreased by 12%, or $10.8 million. The decrease in revenue was partially attributable to customer insourcing impacting North American operations. Another contributing factor was the lower revenue generated from product manufacturing associated with our U.K. based packaging operation since the fire damage experienced in the third quarter of the prior year. The weaker U.S. dollar had an immaterial impact on the segment’s revenue.

Segment EBITDA increased $7.1 million. The increase was primarily attributable to improved manufacturing efficiencies and favorable product mix, as well as fixed overhead cost saving initiatives implemented throughout the segment. In addition, Packaging Services EBITDA was impacted by the receipt of $3.8 million pursuant to the terms of our business interruption insurance claim resulting from the Corby U.K. facility fire in March 2011. Approximately $2.3 million of the proceeds received and recognized as income recovery related to the third and fourth fiscal quarter of fiscal year 2012. Due to the finalization of our business interruption claim with our insurance carrier, these amounts were recorded upon approval and cash receipt. This amount represents the final and complete lost profit recovery that was awarded for the full fiscal year ended June 30, 2012.

Liquidity and Capital Resources

Sources and Uses of Cash

The Company’s principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of December 31, 2011, the Company’s financing needs were supported by a $350.0 million revolving credit agreement, which was reduced by $19.4 million of outstanding letters of credit. The revolving credit agreement matures in two tranches on each of April 10, 2013 and April 10, 2016, respectively. The April 10, 2016 maturity date is subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the senior toggle notes, the senior subordinated notes and certain other unsecured debt. As of December 31, 2011, we had no outstanding borrowings under the Company’s revolving credit agreement.

We continue to believe that the Company’s cash from operations and available borrowings under the revolving credit facility will be adequate to meet the Company’s future liquidity needs for at least the next twelve months.

Cash Flows

The following table summarizes the Company’s consolidated statement of cash flows from continuing operations:

	Six Months Ended December
(in millions)	2011	2010	$ Change
Net cash provided by/(used in):
Operating activities	$50.0	$16.4	$33.6
Investing activities	$(28.6)	$(29.6)	$1.0
Financing activities	$(14.3)	$(16.5)	$2.2

Cash flows from operating activities

Cash flows from operating activities consist of net earnings/(loss) adjusted for certain non-cash items and changes in assets and liabilities. For the six months period ended December 31, 2011, cash provided by operating activities was $50 million, an increase of $33.6 million compared to the six months period ended December 31, 2010. The year-over-year increase primarily reflected a decreased net loss and was impacted by the cash received from our business interruption and property damage insurance claim associated with the March 2011 plant fire at the Corby U.K. facility.

Cash flows from investing activities

For the six months period ended December 31, 2011, cash used in investing activities was $28.6 million as compared to $29.6 million in the prior year. Cash used in investing activities related to investments in property, plant and equipment was $51.4 million for the six month period ended December 31, 2011 as compared to $32 million in the prior year period. The total cash outflow related to investing activities in the current year period was offset by approximately $21 million of cash proceeds received from our insurance provider related to our property damage claims resulting from the March 2011 plant fire at the Corby U.K. facility.

Cash flows from financing activities

For the six months ended December 31, 2011, cash used in financing activities was $14.3 million compared to $16.5 million for the same period last year. The cash used in financing activities was generally flat due our similar debt and interest rate profile as compared to the comparable period of the prior year.

Debt and Financing Arrangements

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of December 31, 2011, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreement. The unrealized losses on our interest rate swaps that are designated as effective cash flow hedges for accounting purposes were $36.3 million, net of tax and are recorded in Accumulated Other Comprehensive Loss on our balance sheet at December 31, 2011.

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

As of December 31, 2011, the Company was in compliance with all restrictive covenants related to its long-term obligations

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

The senior credit facility and indentures governing the senior toggle notes and the senior subordinated notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of December 31, 2011, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

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

The Company’s Adjusted EBITDA for the last twelve months ended December 31, 2011 based on the definitions in the Company’s indentures agreement is calculated as follows:

(in millions)	Last Twelve Months December 31, 2011
Earnings/(loss) from continuing operations	$2.9
Interest expense, net	167.0
Income tax (benefit)/provision	24.3
Depreciation and amortization	120.5
Noncontrolling interest	(3.6)

EBITDA from continuing operations	311.1
Equity compensation(1)	3.2
Impairment charges and (gain)/loss on sale of assets(2)	2.6
Restructuring and special items(3)	31.6
Property and casualty losses, net(4)	(3.0)
Foreign Exchange loss(gain) (included in other, net)(5)	12.1
Other adjustments	3.6
Sponsor monitoring fee(6)	11.3

Subtotal	372.5
Estimated cost savings	0.0
Adjusted EBITDA	$372.5

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges and gains/losses from the sale of assets.

(3)

Restructuring and other special charges were primarily attributable to restructuring activities which focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure to optimize our business.

(4)

Reflects property and casualty losses and related insurance proceeds resulting from fire damage to our Corby U.K. Packaging Services facility. Costs are primarily related to inventory losses and other transition costs resulting from the fire and have been offset by insurance proceeds. US GAAP accounting rules contribute to timing differences as costs can be recognized in different periods than the related insurance proceeds. See Note 13 to the unaudited Consolidated Financial Statements.

(5)

Includes $3.1 million of unrealized foreign currency translation primarily related to inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender. These unrealized losses were offset by the exclusion of realized foreign currency exchange rate losses from the non-cash and cash settlement of inter-company loans totaling $11.6 million and $9.0 million, respectively. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the companies trade operations.

(6)	Represents amount of sponsor advisory fee. See Related Party Transactions (Note 10) of the unaudited Consolidated Financial Statements.

Interest Risk Management

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of December 31, 2011 was to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with the Company’s floating USD LIBOR and EURIBOR rate debt were designated as effective cash flow hedges. The derivative used to manage the risk associated with the Company’s floating TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt is an effective economic hedge but is not designated as an effective cash flow hedge for financial reporting purposes.

Currency Risk Management

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, it has mitigated the exposure of investments in its European operations by denominating a portion of the debt in Euros. At December 31, 2011, the Company had Euro denominated debt outstanding of $612.5 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in the cumulative translation adjustment as part of accumulated other comprehensive income/(loss) . During the three and six months ended December 31, 2011, the Company recorded $20.2 million and $48.7 million, respectively, as a gain in cumulative translation adjustment. The net accumulated gain of this net investment as of December 31, 2011 included in other comprehensive income was approximately $63.3 million. In addition, during the three and six months ended December 31, 2011 the Company recognized an unrealized foreign exchange gain of $5 million and $9.5 million, respectively, in the consolidated statement of operations related to a portion of its Euro debt which was not designated as a net investment hedge. Amounts are reclassified out of accumulated other comprehensive income into earnings when the hedged net investment is either sold or substantially liquidated.

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

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements as of December 31, 2011.

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

Interest Rate Risk

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of December 31, 2011, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans due in April and May 2013. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

As of December 31, 2011, the Company had four outstanding interest rate derivatives, three of which were effective December 31, 2011 with a combined notional value of $760.0 million and €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In addition, the Company has a Japanese Yen interest rate swap which is economically effective but is not designated as an effective hedge for financial reporting and is included in the Consolidated Statements of Operations as Other (Income)/Expense.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported in the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. Currently, the Company is a named defendant in three hundred and sixteen pending isotretinoin lawsuits. Plaintiffs allege that they suffer from inflammatory bowel disease and other disorders as a result of their ingestion of Amnesteem. The geographic distribution of these three hundred and sixteen lawsuits is as follows: one in the U.S. District Court for the Middle District of North Carolina that has been transferred to the Accutane® (Isotretinoin) federal Multi-District Litigation (“Accutane MDL”) in the Middle District of Florida; two in the Court of Common Pleas, Washington County, Pennsylvania; and three hundred and thirteen in the Superior Court, Atlantic County, New Jersey. The New Jersey cases and several of the other cases have been brought by a consortium of plaintiffs’ law firms, including Seeger Weiss LLP. The following discussion contains more detail about the lawsuits.

Three hundred and thirteen lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by individual plaintiffs who claim to have ingested Amnesteem, and, in some cases, one or more competing branded generic isotretinoin products, including Sotret® (Ranbaxy) and/or Claravis® (Barr), as well as Accutane (the innovator isotretinoin product sold by Hoffmann-La Roche). One hundred and fifty-two of these cases allegedly involve the use of both Accutane and one or more of the branded generic forms of isotretinoin. Such cases, which include one or more Roche entities as defendants, are filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all Accutane lawsuits pending in New Jersey state courts. The remaining one hundred and sixty-one cases do not involve the use of Accutane, but allegedly involve the use of one or more branded generic isotretinoin products, including Amnesteem. These cases are not part of the Accutane mass tort litigation; these non-mass tort, generics-only cases have been consolidated for discovery purposes but not for trial. All three hundred and thirteen of the cases pending in New Jersey, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name the pharmaceutical companies whose respective isotretinoin products each plaintiff allegedly ingested.

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

Although expressed in various terms, generally speaking, all three hundred and sixteen lawsuits set forth some or all of the standard array of product liability claims, including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

On February 6, 2012 Peter Baird resigned from his position as a member of the Board of Directors of Catalent Pharma Solutions, Inc. (the “Company”). The Company is grateful to Mr. Baird for his dedicated service to the board.

Item 6.	EXHIBITS

Exhibits:

10.1	Letter Agreement, dated December 12, 2011, by and among PTS Holdings Corp., Catalent Pharma Solutions, Inc. and John R. Chiminski*

10.2	Employment Agreement, dated as of October 11, 2011, and effective as of September 26, 2011, by and between Catalent Pharma Solutions, Inc. and Matthew Walsh*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.1†	The following financial information from Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 formatted in XBRL: (i) Consolidated Statement of Income for the Three and Six Months ended December 31, 2011 and 2010; (ii) Consolidated Balance Sheet at December 31, 2011 and June 30, 2011; (iii) Consolidated Statement of Changes in Shareholders’ Equity for the Three and Six Months ended December 31, 2011; (iv) Consolidated Statement of Cash Flows for the Six Months ended December 31, 2011 and 2010; and (v) Notes to un-audited Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date: February 10, 2012	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date: February 10, 2012	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Senior Vice President & Chief Financial Officer