Form 10-Q
period 2012-03-31
Catalent Pharma Solutions, Inc.
filed 2012-05-11
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 1, 2012, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions)

Unaudited

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net revenue	$465.0	$417.5	$1,292.0	$1,191.5
Cost of products sold	312.0	276.8	884.8	827.7

Gross margin	153.0	140.7	407.2	363.8
Selling, general and administrative expenses	94.0	79.3	253.0	221.8
Impairment charges and (gain)/loss on sale of assets	(0.6)	3.0	(1.4)	3.1
Restructuring and other	1.9	3.9	13.7	14.0
Property and casualty (gain)/losses, net	4.1	1.1	(10.5)	1.1

Operating earnings/(loss)	53.6	53.4	152.4	123.8
Interest expense, net	47.9	39.7	131.1	121.4
Other (income)/expense, net	(0.8)	11.6	(3.2)	24.9

Earnings/(loss) from continuing operations before income taxes	6.5	2.1	24.5	(22.5)
Income tax expense/(benefit)	8.2	7.9	19.0	18.5

Earnings/(loss) from continuing operations	(1.7)	(5.8)	5.5	(41.0)
Earnings/(loss) from discontinued operations, net of tax	(6.6)	(6.7)	(6.5)	(6.5)

Net earnings/(loss)	(8.3)	(12.5)	(1.0)	(47.5)
Net earnings/(loss) attributable to noncontrolling interest,net of tax	0.9	1.8	1.2	2.5

Net earnings/(loss) attributable to Catalent	$(9.2)	$(14.3)	$(2.2)	$(50.0)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except shares)

Unaudited

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$135.9	$205.1
Trade receivables, net	305.7	274.8
Inventories	140.8	139.7
Prepaid expenses and other	111.0	104.0

Total current assets	693.4	723.6
Property Plant and equipment, net	859.7	759.5
Other assets:
Goodwill	1,053.3	906.0
Other intangibles, net	440.1	290.6
Deferred income taxes	147.5	114.8
Other	35.2	36.7

Total assets	$3,229.2	$2,831.2

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$34.5	$28.7
Accounts payable	120.1	129.1
Other accrued liabilities	279.7	227.2

Total current liabilities	434.3	385.0
Long-term obligations, less current portion	2,694.2	2,318.6
Pension liability	77.5	78.5
Deferred income taxes	245.5	192.7
Other liabilities	51.0	66.3
Commitment and contingencies (see Note 13)
Shareholder’s deficit:
Common stock $0.01 par value; 1,000 shared authorized, 100 shares issued
Additional paid in capital	1,022.6	1,082.0
Accumulated deficit	(1,343.9)	(1,341.7)
Accumulated other comprehensive income/(loss)	48.0	46.0

Total Catalent shareholder’s deficit	(273.3)	(213.7)
Noncontrolling interest	—	3.8
Total shareholder's deficit	(273.3)	(209.9)

Total liabilities and shareholder’s deficit	$3,229.2	$2,831.2

The accompanying notes are an integral part of these unaudited consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholder’s Deficit

(in millions)

Unaudited

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehnesive (Loss)/Income	Non controlling Interest	Total Shareholder's Deficit
Balance at June 30, 2011	$—	$1,082.0	$(1,341.7)	$46.0	$3.8	$(209.9)
Equity contribution		1.1				1.1
Equity compensation		2.6				2.6
Acquisition of Noncontrolling Interest		(63.1)			(3.8)	(66.9)
Comprehensive loss:
Net earnings/(loss)			(2.2)		1.2	(1.0)
Foreign currency translation adjustments				(9.2)	1.9	(7.3)
Net change in minimum pension liability, net of tax				1.6	(3.1)	(1.5)
Deferred compensation, net of tax				0.2		0.2
Change in unrealized loss on derivatives, net of tax				9.4		9.4

Total comprehensive income /(loss)						(0.2)

Balance at March 31, 2012	$—	$1,022.6	$(1,343.9)	$48.0	$—	$(273.3)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

Unaudited

	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	(1.0)	(47.5)
Net earnings/(loss) from discontinued operations	(6.5)	(6.5)

(Loss)/earnings from continuing operations	5.5	(41.0)
Adjustments to reconcile (loss)/earnings from continued operations to
Net cash from operations:
Depreciation and amortization	95.8	89.5
Unrealized foreign currency transaction (gains)/losses, net	(1.8)	11.8
Amortization of debt financing costs	11.4	7.2
Asset impairments and (gain)/loss on sale of assets	7.1	3.1
Proceeds from insurance related to long lived assets	(21.3)	—
Equity compensation	2.6	3.2
Provision (benefit) for deferred income taxes	(1.5)	3.9
Provision for bad debts and inventory	5.4	5.3
Change in operating assets and liabilities:	—	—
Decrease/(increase) in trade receivables	(11.7)	12.5
Decrease/(increase) in inventories	(7.6)	(1.1)
Increase/(decrease) in accounts payable	(15.3)	(7.5)
Other accrued liabilities and operating items, net	17.2	9.7

Net cash provided by /(used in) operating activities from continuing operations	85.8	96.6
Net cash provided by/(used in) operating activities from discontinued operations	—	(5.1)

Net cash provided by/(used in) operating activities	85.8	91.5

CASH FLOWS FROM INVESTING ACTIVITIES:		—
Acquisition of property, equipment and other productive assets	(71.6)	(54.6)
Proceeds from sale of property and equipment	2.1	4.5
Proceeds from insurance related to long lived assets	21.3	—
Payment for acquisitions, net	(459.2)	—

Net cash provided by/(used in) investing activities from continuing operations	(507.4)	(50.1)
Net cash provided by/(used in) investing activities from discontinued operations	—	(1.1)

Net cash provided by/(used in) investing activities	(507.4)	(51.2)

CASH FLOWS FROM FINANCING ACTIVITIES:		—
Change in short-term borrowings	(1.3)	(3.1)
Payments related to revolver credit facility fees	(1.6)	—
Proceeds from Borrowing on term loan	386.8	—
Repayments of long-term obligations	(23.6)	(17.8)
Distribution to noncontrolling interest holder	—	(2.6)
Equity contribution/(redemption)	1.1	3.7

Net cash (used in)/ provided by financing activities from continuing operations	361.4	(19.8)
Net cash (used in)/provided by financing activities from discontinued operations	—	—

Net cash (used in)/provided by financing activities	361.4	(19.8)
Effect of foreign currency on cash	(9.0)	16.2
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(69.2)	36.7
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	205.1	164.0
CASH AND EQUIVALENTS AT END OF PERIOD	135.9	200.7
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$101.0	$94.5
Income taxes paid, net	$13.0	$13.6

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

Use of Estimates

The preparation of the consolidated financial statements are in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) which requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset impairment, equity-based compensation, income taxes, derivative financial instruments, self insurance accruals, loss contingencies, deferred revenue and restructuring charge reserves. The Company believes that estimates used in the preparation of these consolidated financial statements are reasonable; however, actual amounts may differ from these estimated amounts.

Translation and Transaction of Foreign Currencies

The consolidated financial statements of the Company’s operations outside the U.S. are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income utilizing period-end exchange rates. In addition, the currency fluctuation associated with the Company’s Euro-denominated debt is included as a component of other comprehensive income. Foreign currency transaction gains and losses are measured by utilizing weighted average exchange rates for the period and are included in the consolidated statements of operations in “other (income)/expense, net”. Such foreign currency transaction gains and losses include inter-company loans that are not permanently reinvested.

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

Property and Equipment, net and Other Definite Lived Intangible Assets

Property and equipment are reported at cost minus accumulated depreciation or amortization. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 20 years; furniture and fixtures—3 to 10 years. Depreciation expense was $26.4 million and $71.8 million, respectively for the three and nine months ended March 31, 2012 and $23.1 million and $67.8 million, respectively for the three and Nine months ended March 31, 2011. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.

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

Assets Held for Sale and Discontinued Operations

The Company classifies long-lived assets or a component entity as held for sale when the criteria have been met, in accordance with ASC 360. Further, the Company classifies component entities as operations which have been discontinued when the criteria of ASC 205, Discontinued Operations (“ASC 205”) are met and the operations and cash flows have been or will be eliminated from the ongoing operations and the Company has no significant continuing involvement in the operations of the component after the disposal transaction. During fiscal year 2011, the Company completed the sale of its printed component operations and concluded that the operations qualified as a component entity which is permitted to be categorized as a discontinued operation. See Note 16 to these unaudited consolidated financial statements for additional information.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended the FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”) to

converge the fair value measurement guidance in U.S. generally accepted accounting principles ("GAAP") and International Financial Reporting Standards ("IFRSs"). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change particular principles in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. Catalent is currently evaluating the impact, if any, that the provisions of ASU 2011-04 will have on its consolidated results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity and requires an entity to present items of net income, other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires companies to display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income. The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB, and is not expected to have a material effect on our financial condition or results of operations, though it will change our financial statement presentation.

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 will require disclosure of information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required are to be applied retrospectively for all comparative periods presented. Upon adoption, we do not expect that this standard will materially impact our disclosures included in our consolidated financial statements.

2.	BUSINESS COMBINATIONS

Acquisition of the Clinical Trial Supplies Operations of Aptuit, LLC

On February 17, 2012, the Company completed its acquisition of the Clinical Trial Supplies business (the “CTS Business”) of Aptuit, LLC, a Delaware limited liability company (“Aptuit”), by purchasing the outstanding shares of capital stock of Aptuit Holdings, Inc. (“Holdings”), a wholly-owned subsidiary of Aptuit (the “Acquisition”). The acquisition was completed in connection with the pursuit of our strategic growth initiatives.

Catalent purchased the outstanding shares of capital stock of the CTS Business from Aptuit for a purchase price of $407.0 million, subject to working capital and indebtedness adjustments. The Holdings business is now a direct, wholly-owned subsidiary of Catalent. Catalent financed the Acquisition and related fees and expenses using the proceeds from a new $400.0 million incremental term loan facility and cash on hand. During the nine months ended March 31, 2012, Catalent incurred approximately $13.5 million in transaction related costs in connection with the acquisition of the CTS Business. These costs are reflected in “Selling, general and administrative expenses” on the Consolidated Statements of Operations.

Purchase Price Allocation

The acquisition method of accounting is based on ASC Subtopic 805-10, “Business Combinations,” and uses the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures”. The purchase price for the CTS Business was allocated to the net tangible and intangible assets based upon their fair values as of the acquisition date. The allocation of the purchase price was based upon a valuation and the estimates and assumptions are subject to change within the measurement period. The excess of the purchase price over the fair values of the net tangible assets and intangible assets was recorded as goodwill and is generally driven by our expectations of our ability to realize synergies and achieve our strategic growth objectives. The allocation of purchase price is preliminary and subject to finalization of our purchase price allocation and valuation and subject to working capital and indebtedness adjustments.

The initial purchase price allocation for the CTS Business is as follows;

($ in millions)
Accounts receivable,net	28.5
Plant, property and equpment,net	80.6
Unbilled services	11.8
Other assets	0.3
Goodwill	169.6
Intangibles	177.6
Accounts payable	(10.8)
Accrued liabilities	(5.8)
Deferred tax liability	(39.0)
Other liabilities	(1.2)
Unearned revenue	(9.5)

Total purchase price	402.1

The preliminary goodwill recorded to the Clinical Services reporting unit of the Development and Clinical Services segment was $169.6 million. In addition, the Company expects approximately $6 million of goodwill to be tax deductible pursuant to the provisions of ASC 740 Income Taxes.

Valuations of Definite Lived Intangible Assets Acquired

The weighted average life of all intangible assets acquired approximates 13.5 years. The following table sets forth the components of intangible assets by type acquired in connection with the CTS Business acquisition:

	Estimated Fair Value (in millions)	Estimated Useful Life (in years)
Customer relationships- finite-lived	$171.0	13-15
Back-log	3.0	1.0
Internally developed software-finite-lived	3.4	4.9
Leasehold Assets	0.2	4.0

Total	$177.6

Pre-Acquisition Contingencies Assumed

The Company continues to evaluate pre-acquisition contingencies relating to the CTS Business that existed as of the acquisition date. Catalent continues to gather information in order to evaluate substantially all pre-acquisition contingencies that have been assumed from the CTS Business. If Catalent makes changes to the amounts recorded or identifies additional pre-acquisition contingencies during the remainder of the measurement period, such amounts recorded will be included in the purchase price allocation during the measurement period.

Financial Results of the acquired business

The revenue and net income for the period beginning on February 17, 2012 and through March 31, 2012 included in the Company’s consolidated financial results are as follows:

	For the Three Months Ended March 31		For the Nine Months Ended March 31
	2012	2011	2012	2011
(in millions)
Total revenue	$22.9	$—	$22.9	$—
Net income	$0.1	$—	$0.1	$—

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Catalent and the CTS Business as though the companies were combined as of July 1, 2010. The pro forma financial information for all periods presented also includes the effects of the accounting associated with the acquisition including the amortization charges from acquired intangible assets (certain of which are preliminary), interest expense for borrowings, the amortization of debt discounts and the related tax effects as though the companies were combined as of July 1, 2010. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the CTS Business acquisition had taken place at July 1, 2010. It is impracticable for the Company to disclose a pro-forma statement of operations for the three and nine month periods ended March 31, 2012 due to the level of assumptions that would be required in formulating the required financial statements and the lack of currently available pre-acquisition financial information.

The unaudited pro forma financial information for the nine months ended March 31, 2011 combined the historical results of Catalent for the nine months ended March 31, 2011 and the historical results of the CTS Business for the nine month-period ended June 30, 2011 due to differences in reporting periods, adjusted to reflect the pro-forma accounting adjustments described above.

The unaudited pro forma financial information and the effects of the pro forma adjustments listed above were as follows:

Unaudited Pro Forma Condensed Combined

Statement of Operations

For the Three and Nine Months Ended March 31, 2011

(in millions)

(in millions)	Three Months Ended March 31, 2011	Nine Months Ended March 31, 2011
Net revenue	$465.6	$1,335.7
Cost of products sold	296.0	885.2

Gross margin	169.6	450.5
Selling, general and administrative expenses	110.2	314.6
Restructuring and other acquisition-related costs	4.2	15.0
Impairment charges and loss on sale of assets	3.0	3.1
Property and casualty losses, net	1.1	1.1

Operating income	51.1	116.7
Interest expense, net	45.5	138.7
Other expense, net	11.6	24.9

Loss from continuing operations before income tax expense	(6.0)	(46.9)
Income tax expense (benefit)	6.3	13.8

Loss from continuing operations	(12.3)	(60.7)
Loss from discontinued operations, net of income tax expense	(6.7)	(6.5)

Net loss	(19.0)	(67.2)
Net income attributed to noncontrolling interest, net of tax	1.8	2.5

Net loss attrbutable to Calalent	$(20.8)	$(69.7)

3.	GOODWILL

The following table summarizes the changes in the carrying amount of goodwill in total and by reporting segment for the Nine months ended March 31, 2012:

(in millions)	Oral Technologies	Sterile Technologies	Packaging Services	Development & Clinical Services	Total
Balance at June 30, 2011 (1)	$880.8	$—	$—	$25.2	$906.0
Additions/(impairment)	—	—	—	169.6	169.6
Foreign currency translation adjustments	(21.2)	—	—	(1.1)	(22.3)
Balance at March 31, 2012	$859.6	$—	$—	$193.7	$1,053.3

(1)	The beginning balance of the Sterile Technologies and Packaging Services segments are shown net of accumulated impairments of $205.0 million and $326.8 million, respectively.

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

The Company’s definite lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives. See footnote 15 for supplemental balance sheet information with respect to property, plant and equipment.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2012
Amortized intangibles:
Core technology	$149.4	(36.8)	$112.6
Customer relationships	226.3	(33.9)	192.4
Product relationships	231.9	(96.7)	135.2

Total intangible assets	$607.6	(167.4)	$440.2

(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2011
Amortized intangibles:
Core technology	$153.1	(32.3)	$120.8
Customer relationships	47.5	(30.4)	17.1
Product relationships	236.5	(83.8)	152.7

Total intangible assets	$437.1	(146.5)	$290.6

Amortization expense for the three and nine months ended March 31, 2012 were $9.2 million and $23.9 million, respectively and for the three and nine months ended March 31, 2011 were $7.3 million and $21.7 million, respectively.

The estimated amortization expense for succeeding years is presented below:

	Remainder	Fiscal	Fiscal	Fiscal	Fiscal
(in millions)	fiscal 2012	2013	2014	2015	2016
Amortization expense	$12.4	$49.6	$49.6	$49.6	$49.6

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, it has mitigated the exposure of investments in its European operations by denominating a portion of the debt in Euros. At March 31, 2012, the Company had Euro denominated debt outstanding of $621.7 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in the cumulative translation adjustment as part of accumulated other comprehensive income/(loss). During the three and nine months ended March 31, 2012, the Company recorded a loss of $8.1 million and a gain of $40.7 million, respectively in cumulative translation adjustment. The net accumulated gain of this net investment as of March 31, 2012 included in other comprehensive income was approximately $55.2 million. In addition, during the three and nine months ended March 31, 2012 the Company recognized an unrealized foreign exchange loss of $2.0 million and a gain of $7.5 million, respectively, in the consolidated statement of operations related to a portion of its Euro debt which was not designated as a net investment hedge. Amounts are reclassified out of accumulated other comprehensive income (AOCI) into earnings when the hedged net investment is either sold or substantially liquidated.

Credit Risk Related to Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

As of March 31, 2012, the terminal value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $30.3 million. The Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $9.0 million. If the Company had breached any of these provisions at March 31, 2012, it could have been required to settle its obligations under the agreements at their termination value of $30.7 million.

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

As of March 31, 2012, the Company had three outstanding interest rate derivatives which were effective for financial accounting purposes as of March 31, 2012. Two instruments had a combined notional value of $760.0 million and one had a notional amount of €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $27.1 million will be reclassified as an increase to interest expense.

Non-designated Hedges of Interest Rate Risk

Derivatives not designated as hedges for financial accounting purposes are not speculative and are used to manage the Company’s economic exposure to interest rate movements but, as of March 31, 2012, do not meet the hedge accounting requirements for financial reporting purposes of ASC 815 Derivatives and Hedging. Changes in the fair value of derivatives not designated as a hedge for financial accounting purposes are recorded directly into earnings as other expense, net. As of March 31, 2012, the Company had a ¥875 million notional value outstanding derivative maturing on May 15, 2013 that was not designated for financial accounting purposes as a hedge in a qualifying hedging relationship.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2012 and June 30, 2011.

(in millions)	Fair Values of Financial Derivatives Instruments on the Consolidated Balance Sheets
	Liability Derivatives As of March 31, 2012		Liability Derivatives As of June 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest rate swaps	Other accrued liabilities and other liabilities	$30.3	Other accrued liabilities and other liabilities	$41.9

Total derivatives designated as hedging instruments under ASC 815:		30.3		41.9
Derivatives not designated as hedging instruments under ASC 815:
Interest rate swaps	Other accrued liabilities and other liabilities	$0.2	Other accrued liabilities and other liabilities	$0.3

Total derivatives not designated as hedging instruments under ASC 815:		$0.2		$0.3

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Operations for the Three and Nine months ended March 31, 2012 and March 31, 2011.

(in millions)	Effect of Derivative Instruments on the Consolidated Statement of Operations
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in AOCI on Derivative Effective Portion for the Three and Nine Months ended March 31,		Location of (Gain) or Loss Reclassified from AOCI into Income Effective Portion	Amount of (Gain) or Loss Reclassified from AOCI into Income Effective Portion for the Three and Nine Months ended March 31,		Location of (Gain) or Loss Recognized in Income on Derivative Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of (Gain) or Loss Recognized in Income on Derivative Ineffective Portion and Amount Excluded from Effective Testing for the Three and Nine Months ended March 31,
	2012	2011		2012	2011		2012	2011
Three Months Ended:
Interest rate swaps	$(3.2)	$(3.7)	Interest expense, net	$6.7	$6.6	Other (income)/expense, net	—	—
Nine Months Ended:
Interest Rate Swaps	$(10.1)	$5.9	Interest expense, net	$19.5	$20.3	Other (income)/expense, net	—	—

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of (Gain) or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative for the Three and Nine Months Ended March 31,
		2012	2011
Three Months Ended:
Interest rate swaps	Other (income) / expense, net	$—	(0.1)
Nine Months Ended:
Interest rate swaps	Other (income)/expense, net	$(0.1)	(0.2)

6.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

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

The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012, aggregated by the level in the fair value hierarchy in which those measurements fall:

		Fair Value Measurements using:
(in millions)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swaps	$30.5	$—	$30.5	$—

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

The carrying amounts and the estimated fair values of financial instruments as of March 31, 2012 and June 30, 2011, are as follows:

	March 31, 2012		June 30, 2011
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,728.7	$2,754.7	$2,347.3	$2,306.7
LIBOR interest rate swap	21.8	21.8	34.3	34.3
EURIBOR interest rate swap	8.5	8.5	7.6	7.6
TIBOR interest rate swap	0.2	0.2	0.3	0.3

The estimated fair values are based on quoted market prices for the same or similar instruments and/or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

7.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations, presented net of issue discounts and fees paid to lenders, and other short-term borrowings consist of the following at March 31, 2012 and June 30, 2011:

(in millions)	Maturity	March 31, 2012	June 30, 2011
Senior Secured Credit Facilities
Term loan facility Dollar-denominated	April-2014	$204.0	$1,017.6
Term loan facility Dollar-denominated	September-2016	800.8	—
Term loan facility Dollar-denominated	September-2017	389.4	—
Term loan facility Euro-denominated	April-2014	60.1	364.1
Term loan facility Euro-denominated	September-2016	275.3	—
9 1/2 % Senior Toggle Notes	April-2015	624.4	624.4
9 3/4 % Senior Subordinated Euro-denominated Notes	April-2017	286.3	308.4
Other Obligations	2011-2026	88.4	32.8

Total		2,728.7	2,347.3
Less: current portion and other short-term borrowings		34.5	28.7

Long-term obligations, less current portion short-term borrowings		$2,694.2	$2,318.6

The Company also uses interest rate swaps to manage the economic effect of variable interest obligations associated with floating term loans so that the interest payable effectively becomes fixed at a certain rate, thereby reducing the impact on rate changes on interest expense. As of March 31, 2012, the Company had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with its floating rate term loans through April 2014. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

On February 17, 2012, in connection with the acquisition of the CTS Business, the Company entered into Amendment No. 2 (the “Second Amendment”) amending the Credit Agreement, dated as of April 10, 2007 (the “Original Credit Agreement”), as amended by Amendment No. 1, dated as of June 1, 2011 (as amended, supplemental and twice modified the “Credit Agreement”). The Second Amendment provided senior secured financing consisting of a $400 million incremental term loan facility (the “Incremental Term Loan Facility”) pursuant to the accordion feature under the Credit Agreement. The net proceeds of the Incremental Term Loan Facility after giving effect to original issue discount and fees and expenses paid to the lender was $390.1 million. Borrowings under the Incremental Term Loan Facility bear interest, at Company’s option, at a rate equal to the Eurocurrency Rate applicable to Dollar Term Loans plus 4.00%, subject to a floor of 1.25% or the Base Rate plus 3.00%, subject to a floor of 2.25%. The Incremental Term Loan Facility will mature on the earlier of (i) September 15, 2017 and (ii) the 91st day prior to the maturity of Company’s Senior Subordinated Notes or any permitted refinancing thereof; provided such Senior Subordinated Notes have an outstanding aggregate principal amount in excess of $100 million. The Company is required to repay installments on the loans under the incremental term loan facility in quarterly installments in aggregate annual amounts equal to 1.00% of their funded total principal amount, with the remaining amount payable on the date of maturity.

On February 27, 2012 the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement to convert $796.8 million of Dollar Term-1 Loans into new Extended Dollar Term-1 Loans and € 207.7 million of Euro Term Loans into new extended euro term loans with the consent solely of those Dollar Term Lenders and Euro Term Lenders agreeing to convert their Dollar Term-1 Loans and/or Euro Term Loans, respectively. The final maturity date of the Extended Dollar Term-1 Loans and Extended Euro Term Loans was extended to the earlier of (i) September 15, 2016 and (ii) the 91 day prior to the maturity of the senior notes or any permitted refinancing thereof; provided such Senior Notes have an outstanding aggregate principal amount in excess of $100.0 million. The amendment set the Applicable Rate to a percentage per annum equal to (i) in the case of Eurocurrency Rate Loans, 4.00% and (ii) in the case of Base Rate Loans, 3.00%. On March 1, 2012, the Company entered into the Extension Amendment (the “Extension Amendment”) amending the Credit Agreement in order to extend the maturity of $11.0 million of Dollar Term-1 Loans into new Extended Dollar Term-1 Loans. In addition, the borrowing capacity of the $350.0 revolving line of credit was reduced to approximately $200.0 million in order to maintain a cost effective debt structure which is appropriate for our financing needs.

As of March 31, 2012, there was $19.6 million in outstanding letters of credit.

8.	INCOME TAXES

The Company accounts for income taxes in accordance with the provision of (“ASC 740”), “Income Taxes”. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Germany, the United Kingdom and France. With few exceptions, we are no longer subject to non-U.S. income tax examinations for years prior to 2002. Under the terms of the purchase agreement related to the Acquisition, the Company is indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of March 31, 2012, approximately $11.4 million of unrecognized tax benefits and related interest is subject to indemnification by Cardinal.

As of March 31, 2012, the Company had a total of $41.1 million of unrecognized tax benefits. Of this amount, $29.7 million represents the amount of unrecognized tax benefits, including interest and penalties, which, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2012, the Company has approximately $4.9 million of accrued interest and penalties related to uncertain tax positions.

A tax benefit in the amount of $4.5 million was recorded related to cash settlement with Cardinal Health that occurred during December 2011. This settlement was related to certain taxes paid by the Company which are subject to indemnification because they relate to periods preceding April 10, 2007. The indemnification agreement is still open for ASC 740-10 tax reserves.

A net deferred tax liability in the amount of $38.4 million was recorded and is primarily related to re-valuation of identifiable intangible assets recorded in connection with the acquisition of the CTS business from Aptuit.

9.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$0.6	$0.7	$1.9	$2.0
Interest cost	3.2	3.2	9.9	9.4
Expected return on plan assets	(2.7)	(2.3)	(8.1)	(6.8)
Amortization (1)	—	0.2	0.1	0.6

Net amount recognized	$1.1	$1.8	$3.8	$5.2

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).

10.	RELATED PARTY TRANSACTIONS

Acquisition of non-controlling interest

In February 2012 the Company acquired the remaining 49% minority share of the R.P. Scherer business in Eberbach, Germany from Gelita AG. The purchase was comprised of a cash payment and note which is payable over a three year period. The cash paid is reflected in the investing section of our statement of cash flows within the caption ‘cash paid for acquisitions’. The transaction was accounted for as a transaction between shareholders as is reflected as such within our statement of stockholders equity. Concurrent with the completion of the transaction, Gelita AG is no longer considered a related party.

Advisor Transaction and Management Fees

The Company is party to a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investor’s investment. The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. A total of $2.9 million and $8.5 million was expensed and recorded in Selling, general and administrative expenses in the consolidated statement of operations for the three and nine months ended March 31, 2012, respectively. In addition, pursuant to the terms of a transaction and advisory services agreement with Blackstone with respect to acquisitions, the Company paid $8.0 million in connection with the CTS Business acquisition during the quarter ended March 31, 2012.

11.	COMPREHENSIVE EARNINGS/(LOSS) AND ACCUMULATED OTHER COMPREHENSIVE EARNINGS/(LOSS)

Comprehensive earnings/(loss) for the three and nine months ended March 31, 2012 and March 31, 2011 are as follows:

(in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011
Net earnings/(loss) attributable to Catalent	$(9.2)	$(14.3)	$(2.2)	$(50.0)
Other comprehensive income/(losses):
Foreign currency translation adjustments	1.6	16.3	(9.2)	54.4
Deferred compensation/(benefit)	0.5	0.2	0.2	0.8
Change in unrealized loss on derivatives	3.5	10.3	9.4	14.4

Other Comprehensive income	5.6	26.8	0.4	69.6

Total comprehensive income/(loss) loss before noncontrolling interest	(3.6)	12.5	(1.8)	19.6
Comprehensive income/(loss) attributable to noncontrolling interest	(4.1)	1.7	(3.8)	(0.9)

Comprehensive income/(loss)	$(7.7)	$14.2	$(5.6)	$18.7

At March 31, 2012, accumulated other comprehensive income/(loss) consisted of:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Deferred Compensation	Pension Liability Adjustments	Other Comprehensive Income/(Loss)
Balance at June 30, 2011	$90.3	$(36.8)	$0.6	$(8.1)	$46.0
Activity, net of tax	(9.2)	9.4	0.2	1.6	2.0

Balance at March 31, 2012	$81.1	$(27.4)	$0.8	$(6.5)	$48.0

12.	EQUITY BASED COMPENSATION

The following table summarizes the equity-based compensation expense recorded in the Company’s consolidated statement of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Stock compensation expense in selling, general and administrative	$0.9	$0.9	$2.6	$3.2

STOCK OPTIONS

The activity of the equity-based compensation program for the nine months ended March 31, 2012 is presented below:

	Time Based Awards Number of Shares	Performance Based Awards Number of Shares	Market Based Awards Number of Shares
Balance at June 30, 2011	34,777	10,392	20,857
Granted	3,613	1,209	2,403
Exercised	—	—	—
Forfeited	(1,550)	(518)	(1,032)

Balance at March 31, 2012	36,840	11,083	22,228

RESTRICTED STOCK UNITS

In addition to nonqualified stock options, as of March 31, 2012 the Company had 3,500 restricted stock units outstanding with respect to compensation for participants to receive shares of common stock equal to the units vested upon settlement.

13.	COMMITMENTS AND CONTINGENCIES

On March 24, 2011, a packaging services operation located in Corby, United Kingdom was damaged by a fire. The Company records expenses for property, plant and equipment that was damaged and additional costs associated with transition activities related to product production and the associated insurance reimbursement in the statement of operations line item ‘Property and casualty loss, net’. The Company has made appropriate provisions for cost of property damage and employee related severance costs. In the consolidated statement of cash flows, the insurance proceeds attributable to the property and equipment destroyed in the fire are reported in cash flows from investing activities. All other insurance proceeds received during fiscal year 2012 to date have been reported in cash flows from operating activities. In addition, approximately $3.8 million of business interruption insurance proceeds were recognized in gross margin in the nine month period ended March 31, 2012 representing the amount recovered related to the expected full fiscal year 2012 lost profit. Future charges, capital expenditures and non-recurring expenses may be required in subsequent periods as the Company executes its strategic plans in response to the losses. Although the Company expects insurance proceeds to eventually cover a substantial portion of losses related to the fire, no final determination of the total loss has been made.

In addition, the Company, along with several pharmaceutical companies, is named as a defendant in three hundred and forty-nine pending civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. While it is not currently possible to determine the ultimate outcome of these legal proceedings, including making a determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

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

The Company conducts its business in the following operating segments: Softgel Technologies, Modified Release Technologies, Sterile Technologies, Packaging Services and Development & Clinical Services. The Softgel and Modified Release Technology segments are aggregated into one reportable operating segment – Oral Technologies. The newly acquired CTS Business is a component of the Development & Clinical Services reporting segment. The Company evaluates the performance of its segments based on segment earnings before non-controlling interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”). EBITDA from continuing operations is consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense, depreciation and amortization and is adjusted for the income or loss attributable to noncontrolling interest. The Company’s presentation of Segment EBITDA and EBITDA from continuing operations may not be comparable to similarly-titled measures used by other companies.

During the quarter ended March 31, 2012 the Company modified the structure of its reporting segments moving a biologics facility from the Development and Clinical services segment to the Sterile Technologies segment. All prior period segment reporting financial information has been reclassified in our consolidated financial statements.

The following tables include net revenue and Segment EBITDA during the three and Nine months ended March 31, 2012:

(in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011
Oral Technologies
Net revenue	$304.0	$288.0	$861.1	$793.5
Segment EBITDA	89.9	85.6	229.9	204.3
Sterile Technologies
Net revenue	59.6	59.0	166.5	176.6
Segment EBITDA	8.4	8.9	19.9	24.8
Development and Clinical Services
Net revenue	71.0	38.5	166.8	114.0
Segment EBITDA	15.4	7.1	33.6	22.3
Packaging Services
Net revenue	37.2	38.2	114.6	126.2
Segment EBITDA	3.6	2.4	12.5	4.1
Inter-segment revenue elimination	(6.8)	(6.2)	(17.0)	(18.8)
Unallocated Costs(1)	(28.2)	(33.6)	(45.7)	(69.6)
Combined Total
Net revenue	465.0	417.5	1,292.0	1,191.5
EBITDA from continuing operations	$89.1	$70.4	$250.2	$185.9

(1)	Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011
Impairment charges and gain/(loss) on sale of assets	$0.6	$(3.0)	$1.4	$(3.1)
Equity compensation	(0.9)	(0.9)	(2.6)	(3.2)
Restructuring and other special items	(14.4)	(7.7)	(33.6)	(22.4)
Property and casualty losses	4.1	(1.1)	(10.5)	(1.1)
Sponsor advisory fee	(2.9)	(2.5)	(8.5)	(7.5)
Noncontrolling interest	(0.9)	(1.8)	(1.2)	(2.5)
Other income (expense)(2), net	0.8	(11.6)	3.2	(24.9)
Non-allocated corporate costs, net	(14.6)	(5.0)	6.1	(4.9)

Total unallocated costs	$(28.2)	$(33.6)	$(45.7)	$(69.6)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

(in millions)	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011
Earnings/(loss) from continuing operations	$(1.7)	$(5.8)	$5.5	$(41.0)
Depreciation and amortization	35.6	30.4	95.8	89.5
Interest expense, net	47.9	39.7	131.1	121.4
Income tax (benefit)/expense	8.2	7.9	19.0	18.5
Noncontrolling interest	(0.9)	(1.8)	(1.2)	(2.5)

EBITDA from continuing operations	$89.1	$70.4	$250.2	$185.9

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the consolidated financial statements:

(in millions)	March 31, 2012	June 30, 2011
Assets
Oral Technologies	$2,571.2	$2,540.6
Sterile Technologies	252.9	267.4
Development and Clinical Services	664.7	162.8
Packaging Services	143.8	135.3
Corporate and eliminations	(403.4)	(274.9)

Total assets	$3,229.2	$2,831.2

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at March 31, 2012 and June 30, 2011 is detailed in the following tables;

Inventories

Work-in-process and finished goods inventories include raw materials, labor and overhead. Inventories consisted of the following:

(in millions)	March 31, 2012	June 30, 2011
Raw materials and supplies	$83.0	$75.4
Work-in-process	29.2	26.1
Finished goods	39.1	49.0

Total inventory, gross	151.3	150.5
Inventory reserves	(10.5)	(10.8)

Total inventory, net	$140.8	$139.7

Prepaid and other assets

Prepaid and other assets consist of the following:

(in millions)	March 31, 2012	June 30, 2011
Prepaid expenses	$12.4	$17.0
Spare parts supplies	10.9	11.0
Deferred taxes	20.9	20.0
Other current assets	66.8	56.0

Total prepaid and other assets	$111.0	$104.0

Property and equipment

Property and equipment consists of the following:

(in millions)	March 31, 2012	June 30, 2011
Land, buildings and improvements	$561.0	$451.8
Machinery and equipment	585.1	558.7
Furniture and fixtures	10.6	11.7
Construction in progress	54.9	53.6

Property and equipment, at cost	1,211.6	1,075.8
Accumulated depreciation	(351.9)	(316.3)

Property and equipment, net	$859.7	$759.5

Other assets

Other assets consist of the following:

(in millions)	March 31, 2012	June 30, 2011
Deferred long term debt financing costs	$24.0	$26.0
Other	11.2	10.7

Total other assets	$35.2	$36.7

Other accrued liabilities

Other accrued liabilities consist of the following:

(in millions)	March 31, 2012	June 30, 2011
Accrued employee-related expenses	$72.5	$83.6
Restructuring accrual	4.6	8.7
Deferred income tax	0.9	0.7
Accrued interest	40.3	19.5
Interest rate swaps	27.1	23.5
Deferred revenue and fees	26.4	17.1
Accrued income tax	42.3	22.3
Other accrued liabilities and expenses	65.6	51.8

Total other accrued liabilities	$279.7	$227.2

16.	DISCONTINUED OPERATIONS

During fiscal year 2011, the Company concluded that the sale of its printed components facilities qualified as a component entity, the operations of which were then classified as held for sale and reported as a discontinued operation. In April 2011, the Company completed the sale of its printed component operations in a cash transaction for an amount which approximated fair value. Accordingly, all prior period financial information related to the Company’s printed component operations was reclassified to discontinued operations captions in the consolidated statements of operations and statements of cash flows. The printed components entity was previously reported in the Company’s Packaging Services segment. In March 2012, the Company recorded $6.6 of expense within discontinued operations which primarily related to its obligation for certain multi-employer pension plan benefits for the locations which were discontinued.

The operating results and cash flows from these operations were included in discontinued operations captions in the consolidated statements of operations and statements of cash flows in prior periods.

Summarized consolidated statements of operations data for discontinued operations are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(in millions)	2012	2011	2012	2011
Net revenue	$—	$24.0	$—	$77.1
Earnings /(loss) before income taxes	(6.6)	(6.3)	(6.5)	(6.0)
Income tax (benefit)/expense	—	0.4	—	0.5
Earnings/ (loss) from discontinued operations, net of tax	$(6.6)	$(6.7)	$(6.5)	$(6.5)

17.	SUBSEQUENT EVENTS

Subsequent to March 31, 2012, and prior to the issuance of our financial statements, the Company reached a tentative agreement with a union of certain of the Company’s operations located in Philadelphia, PA to withdraw from the multi-employer pension plan it participates in. This subsequent event and the associated union vote approving the plan of withdrawal will result in a charge to income and the recognition of a pension obligation in the fourth fiscal quarter. The pension plan actuaries are undergoing an evaluation of the Company’s future funding obligations. The Company’s best estimate of the range of pension obligation is between $12.0 million and $30.0 million, which will be payable over a term of 20-60 years.

On April 27, 2012, the Company, certain lenders, and Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender, entered into Amendment No. 4 (“Amendment No. 4”) amending the Credit Agreement, dated as of April 10, 2007, as amended by Amendment No. 1, dated as of June 1, 2011, Amendment No. 2, dated as of February 17, 2012, and Amendment No. 3 dated as of February 27, 2012, among the Company (f/k/a Cardinal Health 409, Inc.), PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and the other lenders as parties thereto (as amended, supplemented or otherwise modified, the “Credit Agreement”), in order to permit the Company to borrow an aggregate principal amount of up to $205 million of Refinancing Dollar Term-2 Loans with the consent of only the lenders agreeing to provide such Refinancing Dollar Term-2 Loans. The proceeds from the Refinancing Dollar Term-2 Loans were used to prepay in full all outstanding Non-Extended Dollar Term-1 Loans under the Credit Agreement.

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

The following condensed financial information presents the Company’s consolidating balance sheet as of March 31, 2012 and as of June 30, 2011 and the consolidating statements of operations for Three and Nine months ended March 31, 2012 and March 31, 2011 and Cash Flows for the Nine months ended March 31, 2012 and March 31, 2011: (a) Catalent Pharma Solutions, Inc. (“Issuer” and/or “Parent”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2012

(in millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$171.7	$299.1	$(5.8)	$465.0
Cost of products sold	—	105.3	212.5	(5.8)	312.0

Gross margin	—	66.4	86.6	—	153.0
Selling, general and administrative expenses	1.3	64.5	28.2	—	94.0
Impairment charges and (gain)/loss on sale of assets	—	—	(0.6)	—	(0.6)
Restructuring and other	—	1.3	0.6	—	1.9
Property and casualty losses	—	—	4.1	—	4.1

Operating earnings/(loss)	(1.3)	0.6	54.3	—	53.6
Interest expense, net	42.2	0.4	5.3	—	47.9
Other (income)/expense, net	(35.6)	(12.5)	15.7	31.6	(0.8)

Earnings/(loss) from continuing operations before income taxes	(7.9)	12.7	33.3	(31.6)	6.5
Income tax (benefit)/expense	1.1	1.4	5.8	—	8.2

Earnings/(loss) from continuing operations	(9.0)	11.4	27.5	(31.6)	(1.7)
Loss from discontinued operations	(0.2)	(6.4)	—	—	(6.6)

Net earnings/(loss)	(9.2)	5.0	27.5	(31.6)	(8.3)
Net earnings/(loss) attributable to noncontrolling interest	—	—	0.9	—	0.9

Net earnings/(loss) attributable to Catalent	$(9.2)	$5.0	$26.6	$(31.6)	$(9.2)

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Nine months Ended March 31, 2012

(in millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$482.5	$823.8	$(14.3)	$1,292.0
Cost of products sold	—	292.7	606.4	(14.3)	884.8

Gross margin	—	189.8	217.4	—	407.2
Selling, general and administrative expenses	3.0	169.5	80.5	—	253.0
Impairment charges and (gain)/loss on sale of assets	—	(0.5)	(0.9)	—	(1.4)
Restructuring and other	—	4.2	9.5	—	13.7
Property and casualty losses	—	—	(10.5)	—	(10.5)

Operating earnings/(loss)	(3.0)	16.6	138.8	—	152.4
Interest expense, net	115.6	0.1	15.4	—	131.1
Other (income)/expense, net	(114.6)	(58.6)	24.7	145.3	(3.2)

Earnings/(loss) from continuing operations before income taxes	(4.0)	75.1	98.7	(145.3)	24.5
Income tax (benefit)/expense	(2.0)	4.3	16.7	—	19.0

Earnings/(loss) from continuing operations	(2.0)	70.8	82.0	(145.3)	5.5
Loss from discontinued operations	(0.2)	(6.3)	—	—	(6.5)

Net earnings/(loss)	(2.2)	64.5	82.0	(145.3)	(1.0)
Net earnings/(loss) attributable to noncontrolling interest	—	—	1.2	—	1.2

Net earnings/(loss) attributable to Catalent	$(2.2)	$64.5	$80.8	$(145.3)	$(2.2)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

March 31, 2012

(In millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$6.7	$13.5	$115.7	$—	$135.9
Trade receivables, net	—	105.0	200.7	—	305.7
Intercompany receivables	(622.9)	1,022.6	984.1	(1,383.8)	—
Inventories	—	35.3	105.5	—	140.8
Prepaid expenses and other	18.1	40.0	52.9	—	111.0

Total current assets	(598.1)	1,216.4	1,458.9	(1,383.8)	693.4
Property and equipment, net	—	387.1	472.6	—	859.7
Goodwill	—	332.7	720.6	—	1,053.3
Other intangibles, net	—	109.2	330.9	—	440.1
Investment in subsidiaries	3,929.3	—	—	(3,928.0)	1.3
Deferred income taxes asset	22.3	74.1	51.1	—	147.5
Other assets	24.2	4.7	5.0	—	33.9

Total assets	$3,377.7	$2,124.2	$3,039.1	$(5,311.8)	$3,229.2

Liabilities and Shareholder’s Deficit
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.1	$2.4	$18.0	$—	$34.5
Accounts payable	—	32.7	87.4	—	120.1
Intercompany accounts payable	1,053.0	—	52.7	(1,105.7)	—
Other accrued liabilities	74.4	83.6	121.7	—	279.7

Total current liabilities	1,141.5	118.7	279.8	(1,105.7)	434.3
Long-term obligations, less current portion	2,626.2	21.6	46.4	—	2,694.2
Intercompany long-term debt	(148.5)	2.5	422.8	(276.8)	—
Pension liability	—	22.4	55.1	—	77.5
Deferred income taxes liability	28.5	113.6	103.4	—	245.5
Other liabilities	3.3	26.1	21.6	—	51.0
Shareholder’s Deficit:
Total Catalent shareholder’s deficit	(273.3)	1,819.3	2,110.0	(3,929.3)	(273.3)
Noncontrolling interest	—	—	—	—	—

Total shareholder’s deficit	(273.3)	1,819.3	2,110.0	(3,929.3)	(273.3)

Total liabilities and shareholder’s deficit	$3,377.7	$2,124.2	$3,039.1	$(5,311.8)	$3,229.2

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2011

(In millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$3.6	$33.4	$168.1	$—	$205.1
Trade receivables, net	—	84.0	190.8	—	274.8
Intercompany receivables	70.3	712.9	908.6	(1,691.8)	—
Inventories	—	32.0	107.7	—	139.7
Prepaid expenses and other	24.4	31.0	48.6	—	104.0

Total current assets	98.3	893.3	1,423.8	(1,691.8)	723.6
Property and equipment, net	—	321.3	438.2	—	759.5
Goodwill	—	308.1	597.9	—	906.0
Other intangibles, net	—	95.5	195.1	—	290.6
Investment in subsidiaries	3,323.3	—	—	(3,321.9)	1.4
Deferred income taxes asset	22.3	68.1	24.4	—	114.8
Other assets	27.5	4.4	4.9	(1.5)	35.3

Total assets	$3,471.4	$1,690.7	$2,684.3	$(5,015.2)	$2,831.2

Liabilities and Shareholder’s Deficit
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.4	$1.7	$12.6	$—	$28.7
Accounts payable	—	33.4	95.7	—	129.1
Intercompany accounts payable	1,206.7	—	—	(1,206.7)	—
Other accrued liabilities	49.1	78.4	99.7	—	227.2

Total current liabilities	1,270.2	113.5	208.0	(1,206.7)	385.0
Long-term obligations, less current portion	2,300.1	8.7	9.8	—	2,318.6
Intercompany long-term debt	69.2	1.7	414.3	(485.2)	—
Pension liability	—	17.0	61.5	—	78.5
Deferred income taxes liability	27.1	102.9	62.7	—	192.7
Other liabilities	18.5	22.4	25.4	—	66.3
Shareholder’s Deficit:
Total Catalent shareholder’s deficit	(213.7)	1,424.5	1,898.8	(3,323.3)	(213.7)
Noncontrolling interest	—	—	3.8	—	3.8

Total shareholder’s deficit	(213.7)	1,424.5	1,902.6	(3,323.3)	(209.9)

Total liabilities and shareholder’s deficit	$3,471.4	$1,690.7	$2,684.3	$(5,015.2)	$2,831.2

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Nine months Ended March 31, 2012

Unaudited

(In millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by /(used in) operating activities from continuing operations	$(99.3)	$103.4	$81.7	—	$85.8
Net cash provided by/(used in) operating activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) operating activities	(99.3)	103.4	81.7	—	85.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and other productive assets	—	(27.5)	(44.1)	—	(71.6)
Proceeds from sale of property and equipment	—	1.4	0.7	—	2.1
Proceeds from insurance related to long lived assets	—	—	21.3	—	21.3
Payment for acquisitions, net of cash	(459.2)	—	—	—	(459.2)

Net cash provided by/(used in) investing activities from continuing operations	(459.2)	(26.1)	(22.1)	—	(507.4)
Net cash provided by/(used in) investing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) investing activities	(459.2)	(26.1)	(22.1)	—	(507.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	187.6	(95.9)	(91.7)	—	—
Change in short-term borrowings	—	(1.3)	—	—	(1.3)
Payments related to revolver credit facility	(1.6)	—	—	—	(1.6)
Proceeds from Borrowing on term loan	386.8	—	—	—	386.8
Repayments of long-term obligations	(12.3)	—	(11.3)	—	(23.6)
Equity contribution/(redemption)	1.1	—	—	—	1.1

Net cash (used in)/ provided by financing activities from continuing operations	561.6	(97.2)	(103.0)	—	361.4
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—

Net cash (used in)/provided by financing activities	561.6	(97.2)	(103.0)	—	361.4

Effect of foreign currency on cash	—	—	(9.0)	—	(9.0)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	3.1	(19.9)	(52.4)	—	(69.2)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3.6	33.4	168.1	—	205.1

CASH AND EQUIVALENTS AT END OF PERIOD	$6.7	$13.5	$115.7	$—	$135.9

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Nine months Ended March 31, 2011

Unaudited

(In millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by / (used in) operating activities from continuing operations	$(464.1)	$454.8	$105.9	$—	$96.6
Net cash provided by/(used in) operating activities from discontinued operations	—	(0.1)	(5.0)		(5.1)

Net cash provided by / (used in) operating activities	(464.1)	454.7	100.9	—	91.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	—	1.0	3.5	—	4.5
Proceeds from sale of property and equipment	—	(24.9)	(29.7)	—	(54.6)

Net cash provided by/(used in) investing activities from continuing operations	—	(23.9)	(26.2)	—	(50.1)
Net cash provided by/(used in) investing activities from discontinued operations	—	—	(1.1)		(1.1)

Net cash provided by/(used in) investing activities	—	(23.9)	(27.3)	—	(51.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	384.0	(431.7)	47.7	—	0.0
Net change in short-term borrowings	(4.5)	—	1.4		(3.1)
Repayments of long-term obligations	(10.6)	0.3	(7.5)	—	(17.8)
Distribution to noncontrolling interest holder	—	—	(2.6)	—	(2.6)
Equity contribution (redemption)	3.7	—	—	—	3.7

Net cash (used in)/ provided by financing activities from continuing operations	372.6	(431.4)	39.0	—	(19.8)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	372.6	(431.4)	39.0	—	(19.8)

Effect of foreign currency on cash	83.0	—	(66.8)		16.2
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(8.5)	(0.6)	45.8	—	36.7
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	17.7	31.7	114.6	—	164.0

CASH AND EQUIVALENTS AT END OF PERIOD	$9.2	$31.1	$160.4	$—	$200.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

As previously announced, on February 17, 2012, the Company completed its acquisition of the CTS Business. The results of operations are included within the consolidated financial statements since February 17, 2012 and are reported within the Development and Clinical Services segment.

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

Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

Results for the Three Months ended March 31, 2012 compared to the Three Months ended March 31, 2011 are as follows:

	Three Months Ended March 31,	Three Months Ended March 31,	Increase/(Decrease)
(in millions)	2012	2011	Change $	Change %
Net revenue	$465.0	$417.5	$47.5	11%
Cost of products sold	312.0	276.8	35.2	13%

Gross margin	153.0	140.7	12.3	9%
Selling, general and administrative expense	94.0	79.3	14.7	19%
Impairment charges and (gain)/loss on sale of assets	(0.6)	3.0	(3.6)	*
Restructuring and other	1.9	3.9	(2.0)	-51%
Property and casualty gain/(losses), net	4.1	1.1	3.0	*

Operating earnings/(loss)	53.6	53.4	0.2	0%
Interest expense, net	47.9	39.7	8.2	21%
Other (income)/expense, net	(0.8)	11.6	(12.4)	*

Earnings/(loss) from continuing operations before income taxes	6.5	2.1	4.4	*
Income tax expense/ (benefit)	8.2	7.9	0.3	4%

Earnings/(loss) from continuing operations	(1.7)	(5.8)	4.1	-71%
Earnings /(loss) from discontinued operations	(6.6)	(6.7)	0.1	-1%

Net earnings/(loss)	(8.3)	(12.5)	4.2	-34%
Net earnings/(loss) attributable to noncontrolling interest	0.9	1.8	(0.9)	-50%

Net earnings/(loss) attributable to Catalent	$(9.2)	$(14.3)	$5.1	-36%

*	Percentage not meaningful

Net Revenue

Net revenue increased $47.5 million, or 11%, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted revenue by 2%, or approximately $7.5 million. Excluding the impact of foreign exchange, net revenue increased by $55.0 million, or 13%, as compared to the comparable period in the prior year. The increase was primarily driven by revenue contributed by the acquired Aptuit CTS business as well as increased demand in the Oral Technologies and Development and Clinical Services segments. The Oral Technologies increase was primarily driven by increased demand for consumer health and prescription softgel products as well as those products utilizing our proprietary Zydis® delivery platform. The Development and Clinical Services increase was primarily driven by increased demand for clinical services from our North American and European operations. The acquisition of the Aptuit CTS business, which closed in mid-February, contributed approximately $22.9 million to the year-over-year revenue growth. These revenue increases were partially offset by declining volumes in our Packaging Services segment resulting from customer insourcing.

Gross Margin

Gross margin increased $12.3 million, or 9%, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted gross margin by approximately 2%, or $2.6 million. Excluding the impact of foreign exchange, gross margin increased by $14.9 million, or 11%, primarily due to the increased demand for modified release and softgel products, and the increased demand in the Development and Clinical Services segment, as discussed above. The Aptuit CTS business contributed approximately $5million of the gross margin increase over the comparable prior year period.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $14.6 million, or 18%, compared to the comparable period of fiscal 2011. The currency fluctuations decreased selling, general and administrative expenses by approximately 1%, or $0.6 million. Excluding the impact of foreign exchange translation, selling, general and administrative expenses increased by $15.2 million, or 19%, primarily due to transaction costs and integration costs associated with the Aptuit CTS acquisition which closed in February 2012 as well as acquisition and non acquisition related financing activity.

Restructuring and Other

Restructuring and other charges of $1.9 million for the three months ended March 31, 2012 decreased $2.0 million compared to the same period a year ago due less restructuring related activities. The current period costs were primarily related to headcount reductions in order to further streamline our operations.

Interest Expense, net

Interest expense, net of $47.9 million for the three months ended March 31, 2012 increased $8.2 million compared to the period ended March 31, 2011, due primarily to the impact of the financing activities occurring during the quarter including the new $400.0 million incremental senior secured term loan due 2017, the interest rate profile of the extended senior secured Term Loans due 2016 and the impact of finance fees related to the revolving credit facility that were expensed as a result of the debt refinancing.

Other (Income)/Expense, net

Other expense decreased by approximately $12 million for the three months ended March 31, 2012 compared to the same three months of the prior fiscal year. This fluctuation was primarily attributable to the existence of realized and unrealized foreign exchange losses recorded in the prior fiscal year. During the current fiscal quarter the Company primarily recognized gains related to foreign currency.

Provision/(Benefit) for Income Taxes

Our provision / (benefit) for income taxes for the three months ended March 31, 2012 was $8.2 million relative to income before income taxes of $6.5 million. Our provision / (benefit) for income taxes for the three months ended March 31, 2011 was $7.9 million relative to losses before income taxes of $2.1 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items.

Segment Review

The Company’s results on a segment basis for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 are as follows:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions)	2012	2011	Change $	Change %
Oral Technologies
Net revenue	$304.0	$288.0	$16.0	6%
Segment EBITDA	89.9	85.6	4.3	5%
Sterile Technologies
Net revenue	59.6	59.0	0.6	1%
Segment EBITDA	8.4	8.9	(0.5)	-6%
Development and Clinical Services
Net revenue	71.0	38.5	32.5	84%
Segment EBITDA	15.4	7.1	8.3	*
Packaging Services
Net revenue	37.2	38.2	(1.0)	-3%
Segment EBITDA	3.6	2.4	1.2	50%
Inter-segment revenue elimination	(6.8)	(6.2)	(0.6)	10%
Unallocated Costs (1)	(28.2)	(33.6)	5.4	-16%
Combined Total
Net revenue	465.0	417.5	47.5	11%
EBITDA from continuing operations	$89.1	$70.4	$18.7	27%

*	Percentage not meaningful
(1)	Unallocated costs include equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,
(in millions)	2012	2011
Impairment charges and gain/(loss) on sale of assets	$0.6	$(3.0)
Equity compensation	(0.9)	(0.9)
Restructuring and other special items	(14.4)	(7.7)
Property and casualty losses	4.1	(1.1)
Sponsor advisory fee	(2.9)	(2.5)
Noncontrolling interest	(0.9)	(1.8)
Other income (expense)(2) , net	0.8	(11.6)
Non-allocated corporate costs, net	(14.6)	(5.0)

Total unallocated costs	$(28.2)	$(33.6)

(2)	Primarily relates to realized and unrealized gains/(losses) associated with foreign currency transactions and intercompany loans.

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA from continuing operations

	Three Months Ended March 31,
(in millions)	2012	2011
Earnings/(loss) from continuing operations	$(1.7)	$(5.8)
Depreciation and amortization	35.6	30.4
Interest expense, net	47.9	39.7
Income tax (benefit)/expense	8.2	7.9
Noncontrolling interest	(0.9)	(1.8)

EBITDA from continuing operations	$89.1	$70.4

Oral Technologies segment

Net revenue increased by 6%, or $16.0 million, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted revenue by approximately 2%, or $6.0 million. Excluding the impact of foreign exchange rates, net revenue increased by 8%, or $22.0 million. This increase was primarily related to increased demand for products utilizing our proprietary Zydis delivery platform, increased demand for consumer health and prescription softgel products in North and South America and research and development profit participation.

Segment EBITDA increased by 5%, or $4.3 million. Oral Technologies’ EBITDA was unfavorably impacted by the stronger U.S. dollar by approximately 2%, or $2.0 million. Excluding the impact of foreign exchange rates, the increase was $6.3 million, or 7%, and was primarily driven by higher volumes of products which use our Zydis delivery platform, consumer and prescription health softgel products and the income associated with research and development profit participation.

Sterile Technologies segment

Net revenue increased by 1%, or $0.6 million, as compared to the same period of the prior fiscal year. The stronger U.S. dollar unfavorably impacted revenue by approximately 2%, or $1.4 million. Excluding the impact of foreign exchange rates, net revenue increased by 3%, or $2.0 million, primarily driven by increased demand for products utilizing our Blow-Fill-Seal technology platform, partially offset by decreased demand from our North American biologic facility.

Segment EBITDA decreased by 6%, or $0.5 million, as compared to the same period of the prior fiscal year. The stronger U.S. dollar unfavorably impacted segment EBITDA by approximately 4%, or $0.4 million. Excluding the impact of foreign exchange rates, EBITDA decreased by 1%, or $0.1 million and was primarily related to the decreased demand for biologic products as discussed above, and unfavorable product mix within our European pre-filled syringe facilities; partially offset by the increased demand for products utilizing our Blow-Fill-Seal technology platform.

Development and Clinical Services segment

Net revenue increased by 84%, or $32.5 million primarily driven by increased demand for our clinical services offerings in North America and Europe. The acquisition of Aptuit’s CTS business, which closed in mid-February, contributed $23 million of the revenue increase. The impact of foreign exchange translation did not have a material impact on the segment’s financial results.

Segment EBITDA increased by $8.3 million, due to the clinical services volume related increases discussed above, as well as due to the impact of the Aptuit CTS acquisition. The impact of foreign exchange translation did not have a material impact on the segment’s financial results.

Packaging Services segment

Net revenue decreased by 3%, or $1.0 million. The decrease in revenue was partially attributable to customer in-sourcing impacting North American operations. In addition, another contributing factor was the lower revenue generated from our Corby, U.K. based packaging operation as we continue to transition and recover operating performance as a result of the fire damage experienced in the third quarter of the prior year. The impact of foreign exchange translation did not have a material impact on the segment’s financial results.

Segment EBITDA increased $1.2 million, or 50%. The increase was attributable to improved manufacturing efficiencies and fixed overhead cost saving initiatives implemented throughout the segment. The impact of foreign exchange translation did not have a material impact on the segment’s financial results.

Nine months Ended March 31, 2012 compared to the Nine months Ended March 31, 2011

Results for the Nine months ended March 31, 2012 compared to the Nine months ended March 31, 2011 are as follows:

	Nine Months Ended March 31,		Increase/(Decrease)
(in millions)	2012	2011	Change $	Change %
Net revenue	$1,292.0	$1,191.5	$100.5	8%
Cost of products sold	884.8	827.7	57.1	7%

Gross margin	407.2	363.8	43.4	12%
Selling, general and administrative expense	253.0	221.8	31.2	14%
Impairment charges and (gain)/loss on sale of assets	(1.4)	3.1	(4.5)	*
Restructuring and other	13.7	14.0	(0.3)	-2%
Property and casualty gain/(losses), net	(10.5)	1.1	(11.6)	*

Operating earnings/(loss)	152.4	123.8	28.6	23%
Interest expense, net	131.1	121.4	9.7	8%
Other (income)/expense, net	(3.2)	24.9	(28.1)	*

Earnings/(loss) from continuing operations before income taxes	24.5	(22.5)	47.0	*
Income tax expense/ (benefit)	19.0	18.5	0.5	3%

Earnings/(loss) from continuing operations	5.5	(41.0)	46.5	*
Earnings /(loss) from discontinued operations	(6.5)	(6.5)	—	*

Net earnings/(loss)	(1.0)	(47.5)	46.5	-98%
Net earnings/(loss) attributable to noncontrolling interest	1.2	2.5	(1.3)	-52%

Net earnings/(loss) attributable to Catalent	$(2.2)	$(50.0)	$47.8	-96%

*	Percentage not meaningful

Net Revenue

Net revenue increased $100.5 million, or 8%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted revenue by approximately 1%, or $8.2 million. Excluding the impact of foreign exchange, net revenue increased by $92.3 million, or 8%, as compared to the comparable period in the prior year. The increase was primarily due to increased demand in the Oral Technologies and Development and Clinical Services segments. The Oral Technologies increase was primarily driven by increased demand for products using our Zydis delivery platform and controlled release products, as well as for consumer health and prescription softgel products. The Development and Clinical Services increase was primarily driven by increased demand for clinical services in North America and Europe. These revenue increases were partially offset by decreased demand in Packaging Services and Sterile Technologies resulting from customer in-sourcing and end market demand for certain product offerings. The acquisition of the Aptuit CTS business, which closed in mid-February, contributed approximately $22.9 million to the year-over-year revenue growth.

Gross Margin

Gross margin increased $43.4 million, or 12%, compared to the same period a year ago, primarily due to the increased demand for modified release and softgel products as well as favorable product mix in the Oral Technologies segment. In addition, gross margin was higher due to the volume increase in the Development and Clinical Services segment, as discussed above. The impact of foreign exchange translation did not have a material impact on gross margin.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by 14%, or $31.1 million, compared to the comparable period of fiscal 2011. The U.S. dollar fluctuation increased selling, general and administrative expense by approximately 1%, or $1.2 million. Excluding the impact of foreign exchange, selling, general and administrative expense increased 13%, or $29.9 million, as compared to the same period a year ago, primarily due to costs associated with the acquisitions which closed in February, acquisition and integration costs associated with the Aptuit CTS acquisition as well as continued investment in our sales and marketing efforts.

Restructuring and Other

Restructuring and other charges of $13.7 million for the nine months ended March 31, 2012 decreased $0.3 million compared to the same period a year ago. The current period costs were primarily related to the previously announced wind down of our softgel manufacturing operation located in Swindon, U.K. as well as employee related costs incurred in our continued efforts to optimize our operations.

Interest Expense, net

Interest expense, net of $131.1 million for the nine months ended March 31, 2012 increased $9.7 million compared to the same period ended March 31, 2011, due primarily to the impact of the financing activities occurring during the quarter including the new $400 million incremental senior secured term loan due 2017, the interest rate profile of the extended senior secured Term Loans due 2016 and the impact of finance fees related to the revolving credit facility that were expensed as a result of the debt refinancing.

Other (Income)/Expense, net

Other expense decreased by approximately $28.0 million for the nine months ended March 31, 2012 resulting in income for current year period. The fluctuation as compared to the comparable period of the prior fiscal year is primarily attributable to realized and unrealized foreign currency losses realized in the prior year as compared to gains in the current year period. The current year gains related to the translation of the portion of our Euro denominated debt not designated as an effective hedge. In the comparable period in the prior fiscal year, the entire balance of the euro denominated debt was designated as an effective hedge for accounting purposes and thus resulted in no income statement activity.

Provision/(Benefit) for Income Taxes

The income tax provision / (benefit) relative to earnings / (loss) before income taxes, minority interest and discontinued operations was 77.8 % and 82.1% for the nine months ended March 31, 2012 and 2011, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%. Our provision / (benefit) for income taxes for the nine months ended March 31, 2012 was $19.0 million relative to income before income taxes of $24.5 million. Our provision / (benefit) for income taxes for the nine months ended March 31, 2011 was $19.0 million relative to a loss before income taxes of $(28.5) million. . A tax benefit in the amount of $4.5M was recorded due to a cash settlement with Cardinal Health that occurred during December 2011. This settlement was related to certain taxes paid by the Company which are subject to indemnification because they relate to periods preceding April 10, 2007. The indemnification agreement is still open for ASC 740-10 tax reserves.

Segment Review

The Company’s results on a segment basis for the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 are as follows:

	Nine Months Ended
	March 31,		Increase/(Decrease)
in millions)	2012	2011	Change $	Change %
Oral Technologies
Net revenue	$861.1	$793.5	$67.6	9%
Segment EBITDA	229.9	204.3	25.6	13%
Sterile Technologies
Net revenue	166.5	176.6	(10.1)	-6%
Segment EBITDA	19.9	24.8	(4.9)	-20%
Development and Clinical Services
Net revenue	166.8	114.0	52.8	46%
Segment EBITDA	33.6	22.3	11.3	51%
Packaging Services
Net revenue	114.6	126.2	(11.6)	-9%
Segment EBITDA	12.5	4.1	8.4	*
Inter-segment revenue elimination	(17.0)	(18.8)	1.8	-10%
Unallocated Costs (1)	(45.7)	(69.6)	23.9	-34%
Combined Total
Net revenue	1,292.0	1,191.5	100.5	8%
EBITDA from continuing operations	$250.2	$185.9	$64.3	35%

*	Percentage not meaningful
(1)	Unallocated costs include equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Nine Months Ended March 31,
(in millions)	2012	2011
Impairment charges and gain/(loss) on sale of assets	$1.4	$(3.1)
Equity compensation	(2.6)	(3.2)
Restructuring and other special items	(33.6)	(22.4)
Property and casualty losses	(10.5)	(1.1)
Sponsor advisory fee	(8.5)	(7.5)
Noncontrolling interest	(1.2)	(2.5)
Other income (expense)(2) , net	3.2	(24.9)
Non-allocated corporate costs, net	6.1	(4.9)

Total unallocated costs	$(45.7)	$(69.6)

(2)	Primarily relates to realized and unrealized gains/(losses) associated with foreign currency transactions and intercompany loans.

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA from continuing operations

	Nine Months Ended March 31,
(in millions)	2012	2011
Earnings/(loss) from continuing operations	$5.5	$(41.0)
Depreciation and amortization	95.8	89.5
Interest expense, net	131.1	121.4
Income tax (benefit)/expense	19.0	18.5
Noncontrolling interest	(1.2)	(2.5)

EBITDA from continuing operations	$250.2	$185.9

Oral Technologies segment

Net revenue increased by 9%, or $67.6 million, compared to the same period a year ago. The weaker U.S. dollar favorably impacted revenue by approximately 1%, or $5.8 million. Excluding the impact of foreign exchange rates, net revenue increased by 8%, or $61.8 million. This increase was primarily related to demand for immediate and controlled release products, as well consumer health and prescription softgel products within North and South American operations.

Segment EBITDA increased by 13%, or $25.6 million, primarily related to favorable product mix in the segment and the previously mentioned demand increases for modified release, consumer health and prescription softgel products. The weaker U.S. dollar had an immaterial impact on the segment’s EBITDA.

Sterile Technologies segment

Net revenue decreased by 6%, or $10.1 million, as compared to the same period of the prior fiscal year. The weaker U.S. dollar favorably impacted revenue by approximately 1%, or $1.2 million. Excluding the impact of foreign exchange rates, net revenue decreased by 6%, or $11.3 million, primarily driven by decreased demand for injectable products within our European pre-filled syringe facilities; partially offset by increased demand for products utilizing our Blow-Fill-Seal technology platform.

Segment EBITDA decreased by 20%, or $4.9 million, as compared to the same period of the prior fiscal year. The decline was primarily attributable to the decreased demand for injectable products in Europe; partially offset by favorable product mix and an improved fixed manufacturing cost base in our Blow-Fill-Seal offering. The weaker U.S. dollar had an immaterial impact on the segment’s EBITDA.

Development and Clinical Services segment

Net revenue increased by 46%, or $52.8 million. The weaker U.S. dollar favorably impacted the segment’s revenue by approximately 1%, or $1.0 million. Excluding the impact of foreign exchange rates, revenue increased by 45%, or $51.8 million, primarily driven by increased demand for our clinical services offerings in North America and Europe, as well as increased demand for analytical science services in North America. The acquisition of Aptuit’s CTS business, which closed in mid-February, contributed approximately $22.9 million to the year-over-year revenue increase.

Segment EBITDA increased by 51%, or $11.3 million. Development and Clinical Services’ EBITDA was favorably impacted by the weaker U.S. dollar by approximately 2%, or $0.3 million. Excluding the impact of foreign exchange rates, segment EBITDA increased 49%, or $11.0 million, due to the clinical services and analytical science services volume related increases discussed above; partially offset by increased investments related to the execution of the segment’s strategic plan. The acquisition of Aptuit’s CTS business in the third quarter of the current fiscal year also contributed to the segment’s EBITDA performance.

Packaging Services segment

Net revenue decreased by 9%, or $11.6 million. The decrease in revenue was partially attributable to customer insourcing impacting North American operations. Another contributing factor was the lower revenue generated from product manufacturing associated with our U.K. based packaging operation due to the casualty loss experienced in the third quarter of the prior year. The weaker U.S. dollar had an immaterial impact on the segment’s revenue.

Segment EBITDA increased $8.4 million. The increase was primarily attributable to improved manufacturing efficiencies and favorable product mix, as well as fixed overhead cost saving initiatives implemented throughout the segment. The weaker U.S. dollar did not have a material impact on the segment’s EBITDA.

Liquidity and Capital Resources

Sources and Uses of Cash

The Company’s principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. In February, the Company used the proceeds from a $400.0 million incremental senior secured term loan facility due 2017 to finance the acquisition of the Aptuit CTS Business. As of March 31, 2012, the Company’s financing needs were supported by approximately $200.0 million revolving credit agreement, which is reduced by $19.6 million of outstanding letters of credit. The revolving credit agreement matures April 10, 2016. The April 10, 2016 maturity date is subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the senior toggle notes, the senior subordinated notes and certain other unsecured debt. As of March 31, 2012, we had no outstanding borrowings under the Company’s revolving credit agreement.

In addition on February 27, 2012 the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Credit Agreement to convert $796.8 million of Dollar Term-1 Loans into new Extended Dollar Term-1 Loans and € 207.7 million of Euro Term Loans into new extended euro term loans with the consent solely of those Dollar Term Lenders and Euro Term Lenders agreeing to convert their Dollar Term-1 Loans and/or Euro Term Loans, respectively. The final maturity date of the Extended Dollar Term-1 Loans and Extended Euro Term Loans was extended to the earlier of (i) September 15, 2016 and (ii) the 91 day prior to the maturity of the senior notes or any permitted refinancing thereof; provided such Senior Notes have an outstanding aggregate principal amount in excess of $100.0 million. The amendment set the Applicable Rate to a percentage per annum equal to (i) in the case of Eurocurrency Rate Loans, 4.00% and (ii) in the case of Base Rate Loans, 3.00%. On March 1, 2012, the Company entered into the Extension Amendment (the “Extension Amendment”) amending the Credit Agreement in order to extend the maturity of $11.0 million of Dollar Term-1 Loans into new Extended Dollar Term-1 Loans.

We continue to believe that the Company’s cash from operations and available borrowings under the revolving credit facility will be adequate to meet the Company’s future liquidity needs for at least the next twelve months.

Cash Flows

The following table summarizes the Company’s consolidated statement of cash flows from continuing operations:

	Nine Months Ended March
(in millions)	2012	2011	$ Change
Net cash provided by/(used in):
Operating activities	$85.8	$91.5	$(5.7)
Investing activities	$(507.4)	$(51.2)	$(456.2)
Financing activities	$361.4	$(19.8)	$381.2

Cash flows from operating activities

Cash flows from operating activities consist of net earnings/(loss) adjusted for certain non-cash items and changes in assets and liabilities. For the nine month period ended March 31, 2012, cash provided by operating activities was $85.8 million which is lower as compared to the comparable prior year period due to acquisition and integration related expenditures.

Cash flows from investing activities

For the nine month period ended March 31, 2012, cash used in investing activities was $507.4 million as compared to $51.2 million in the prior year. The nine month period ended March 31, 2012 includes cash utilized for acquisitions of $459.2 million related to the Aptuit CTS business and the acquisition of the remaining minority share of the R.P. Scherer business in Eberbach, Germany. Cash used related to investments in property, plant and equipment was $71.6 million for the nine month period ended March 31, 2012 as compared to $54.6 million in the prior year period. The total cash outflow related to investing activities in the current year period was offset by approximately $21 million of cash proceeds received from our insurance provider related to our property damage claims resulting from the March 2011 plant fire at the Corby U.K. facility.

Cash flows from financing activities

For the nine months ended March 31, 2012, cash provided by financing activities was $361.4 million compared to a cash usage of $19.8 million for the same period last year. Cash generated by financing activities was primarily related to borrowings under our term loan arrangements, net of fees and discounts. This cash inflow was offset by payment associated with our long term obligations which was comparable in amount to the same period of the prior fiscal year.

Debt and Financing Arrangements

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of March 31, 2012, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreement. The unrealized losses on our interest rate swaps that are designated as effective cash flow hedges for accounting purposes were $30.3 million, net of tax and are recorded in Accumulated Other Comprehensive Loss on our balance sheet at March 31, 2012.

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

As of March 31, 2012, the Company was in compliance with all restrictive covenants related to its long-term obligations

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

The senior credit facility and indentures governing the senior toggle notes and the senior subordinated notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of March 31, 2012, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

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

The Company’s Adjusted EBITDA for the last twelve months ended March 31, 2012 based on the definitions in the Company’s indentures agreement is calculated as follows:

(in millions)	Last Twelve Months March 31, 2012
Earnings/(loss) from continuing operations	$7.0
Interest expense, net	175.2
Income tax (benefit)/provision	24.6
Depreciation and amortization	125.7
Noncontrolling interest	(2.7)

EBITDA from continuing operations	329.8
Equity compensation (1)	3.2
Impairment charges and (gain)/loss on sale of assets (2)	(1.0)
Restructuring and special items (3)	38.3
Property and casualty losses, net (4)	—
Foreign Exchange loss(gain) (included in other, net) (5)	(0.8)
Other adjustments (6)	5.4
Sponsor monitoring fee (7)	11.7

Subtotal	386.6
Estimated cost savings	—

Adjusted EBITDA	$386.6

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges and gains/losses from the sale of assets.

(3)

Restructuring and other special charges were primarily attributable to transaction related expenses and restructuring activities which focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure to optimize our business.

(4)

Reflects property and casualty losses and related insurance proceeds resulting from fire damage to our Corby, U.K. Packaging Services facility. Costs are primarily related to inventory losses and other transition costs resulting from the fire and have been offset by insurance proceeds. US GAAP accounting rules contribute to timing differences as costs can be recognized in different periods than the related insurance proceeds. See Note 13 to the unaudited Consolidated Financial Statements.

(5)

The trailing twelve month period ended foreign exchange (gains)/loss adjustment reflects the exclusion of unrealized (gains)/losses of $(0.5) million and the impact of certain realized (gains)/losses which are driven by the non-cash and cash settlement of intercompany loans in the amount of $(0.3) million. The realized (gains)/losses associated with intercompany loan settlement are not reflective of our ongoing operations.

(6)	Represents amount of costs directly attributable to acquisition integration related activities.

(7)	Represents amount of sponsor advisory fee. See Related Party Transactions (Note 10) of the unaudited Consolidated Financial Statements.

Interest Risk Management

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of March 31, 2012 was to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with the Company’s floating USD LIBOR and EURIBOR rate debt were designated as effective cash flow hedges. The derivative used to manage the risk associated with the Company’s floating TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt is an effective economic hedge but is not designated as an effective cash flow hedge for financial reporting purposes.

Currency Risk Management

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, it has mitigated the exposure of investments in its European operations by denominating a portion of the debt in Euros. At March 31, 2012, the Company had Euro denominated debt outstanding of $621.7 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in the cumulative translation adjustment as part of accumulated other comprehensive income/(loss) . During the three and nine months ended March 31, 2012, the Company recorded a loss of $8.1 million and a gain of $40.7 million, respectively in cumulative translation adjustment. The net accumulated gain of this net investment as of March 31, 2012 included in other comprehensive income was approximately $55.2 million. In addition, during the three and nine months ended March 31, 2012 the Company recognized an unrealized foreign exchange loss of $2.0 million and a gain of $7.5 million, respectively, in the consolidated statement of operations related to a portion of its Euro debt which was not designated as a net investment hedge. Amounts are reclassified out of accumulated other comprehensive income (AOCI) into earnings when the hedged net investment is either sold or substantially liquidated.

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

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any off-balance sheet arrangements as of March 31, 2012.

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

Interest Rate Risk

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of March 31, 2012, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans due in April and May 2013. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

As of March 31, 2012, the Company had four outstanding interest rate derivatives, three of which were effective March 31, 2012 with a combined notional value of $760.0 million and €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In addition, the Company has a Japanese Yen interest rate swap which is economically effective but is not designated as an effective hedge for financial reporting and is included in the Consolidated Statements of Operations as Other (Income)/Expense.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported in the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. Currently, the Company is a named defendant in three hundred and forty-nine pending isotretinoin lawsuits. Plaintiffs allege that they suffer from inflammatory bowel disease and other disorders as a result of their ingestion of Amnesteem. The geographic distribution of these three hundred and forty-nine lawsuits is as follows: one in the U.S. District Court for the Middle District of North Carolina that has been transferred to the Accutane® (Isotretinoin) federal Multi-District Litigation (“Accutane MDL”) in the Middle District of Florida; two in the Court of Common Pleas, Washington County, Pennsylvania; and three hundred and forty-six in the Superior Court, Atlantic County, New Jersey. The New Jersey cases and several of the other cases have been brought by a consortium of plaintiffs’ law firms, including Seeger Weiss LLP. The following discussion contains more detail about the lawsuits.

Three hundred and forty-six lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by individual plaintiffs who claim to have ingested Amnesteem, and, in some cases, one or more competing branded generic isotretinoin products, including Sotret® (Ranbaxy) and/or Claravis® (Barr), as well as Accutane (the innovator isotretinoin product sold by Hoffmann-La Roche). One hundred and eighty-five of these cases allegedly involve the use of both Accutane and one or more of the branded generic forms of isotretinoin. Such cases, which include one or more Roche entities as defendants, are filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all Accutane lawsuits pending in New Jersey state courts. The remaining one hundred and sixty-one cases do not involve the use of Accutane, but allegedly involve the use of one or more branded generic isotretinoin products, including Amnesteem. These cases are not part of the Accutane mass tort litigation; these non-mass tort, generics-only cases have been consolidated for discovery purposes but not for trial. All three hundred and forty-six of the cases pending in New Jersey, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name the pharmaceutical companies whose respective isotretinoin products each plaintiff allegedly ingested.

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

Although expressed in various terms, generally speaking, all three hundred and forty-nine lawsuits set forth some or all of the standard array of product liability claims, including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits:

2.1	Amendment Agreement dated as of January 22, 2012 (“Amendment Agreement”), between Aptuit, LLC, a Delaware limited liability company (“Seller”), and Catalent Pharma Solutions Inc., a Delaware corporation (“Purchaser” and, together with Seller, the “Parties”).

2.2	Letter Agreement dated February 17, 2012 between Aptuit, LLC, a Delaware limited liability company (“Seller”), and Catalent Pharma Solutions, Inc., a Delaware corporation (“Purchaser”).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.1†	The following financial information from Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Statement of Operations for the Three and Nine months ended March 31, 2012 and 2011; (ii) Consolidated Balance Sheets at March 31, 2012 and June 30, 2011; (iii) Consolidated Statement of Changes in Shareholders’ Deficit as of March 31, 2012; (iv) Consolidated Statement of Cash Flows for the Nine months ended March 31, 2012 and 2011; and (v) Notes to unaudited Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date: May 11, 2012	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date: May 11, 2012	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Senior Vice President & Chief Financial Officer