Form 10-K
period 2012-06-30
Catalent Pharma Solutions, Inc.
filed 2012-09-04
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012	Commission file number 333-147871

CATALENT PHARMA SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3523163
(State of incorporation)	(I.R.S. Employer Identification No.)

14 Schoolhouse Road Somerset, New Jersey	08873
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On September 4, 2012 there were 100 shares of the Registrant’s Common Stock, par value $0.01 per share, issued and outstanding.

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

General

Catalent Pharma Solutions, Inc. (“we”, “us”, “our” or the “Company”), a Delaware corporation, is the leading global provider of development solutions and advanced delivery technologies for drugs, biologics and consumer health products. Through our extensive capabilities and deep expertise in product development, we help our customers bring more products to market, faster. Our advanced delivery technology platforms, the broadest and most diverse combination of intellectual property and proven formulation, manufacturing and regulatory expertise available to the industry, enable our customers to bring more products and better treatments to the market. Across both development and delivery, our commitment to reliably supply our customers’ needs serves as the foundation for the value we provide. We operate through four businesses: Development & Clinical Services, Softgel Technologies, Modified Release Technologies, and Medication Delivery Solutions. We believe that through our prior and ongoing investments in growth-enabling capacity and capabilities, our entry into new markets, our ongoing focus on operational and quality excellence, our innovation activities, the sales of existing customer products, and the introduction of new customer products, we will continue to benefit from attractive margins in and realize the growth potential from these areas.

We have extensive relationships with industry-leading customers. In Fiscal 2012, we did business with 83 of the top 100 global pharmaceutical marketers, and 41 of the top 50 biotechnology marketers. Selected key customers include Pfizer, Johnson & Johnson, GlaxoSmithKline, Eli Lilly, Merck, Novartis and Roche. We have many long-standing relationships with our customers, particularly in advanced delivery technologies, where a prescription pharmaceutical product relationship will often last for nearly two decades, extending from mid-clinical development through the end of the product’s life cycle. We serve customers who require innovative product development, superior quality, advanced manufacturing and skilled technical services to support their development and marketed product needs.

We believe our customers value us because our depth of development solutions and advanced delivery technologies, consistent and reliable supply, geographic reach, and substantial expertise enable us to create a broad range of business and product solutions that can be customized to fit their individual needs. The aim of our offerings is to allow our customers to bring more products to market faster, and develop and market differentiated new products that improve patient outcomes. We believe our leading market position, significant global scale, and diversity of customers, offerings, regulatory categories, products, and geographies reduce our exposure to potential strategic and product shifts within the industry.

Our history of innovation in the advanced delivery of pharmaceutical products formed the foundation of our market-leading business. We have a track record of nearly eight decades of oral dose form innovation, since we first transformed the softgel manufacturing process in the 1930s. We launched the oral dissolving tablet category by commercializing our Zydis® technology in the 1980s and, in 2001, introduced an advanced softgel capsule shell, VegiCaps® Soft capsules. Our GPEx® cell line technology for biologics can help bring innovator, bio-similar and bio-better products to the market more rapidly. Today we employ more than 1,000 scientists and technicians and hold approximately 1,400 patents and patent applications in advanced delivery, drug and biologics formulation and manufacturing. We apply this portfolio to actively support current and future revenue generation, and we may receive license and exclusivity fees and/or royalties for certain technologies.

In recent years we have continued to expand our advanced delivery technology portfolio. In Fiscal 2011, we acquired a novel molecular optimization platform, OptiForm™ from GlaxoSmithKline, providing drug developers a new way to identify the best form of a molecule to take forward into development. In 2011, we also in-licensed a development stage oral dissolving tablet alternative, LyoPan™, which we are progressing towards commercialization. In Fiscal 2012, we licensed the novel OptiDose™ controlled release technology from Sanwa Kagaku Kenkyusho Co., Ltd., a commercially successful platform which enables novel modified release options for oral solid dose forms. We also launched OptiMelt™ hot melt technology capabilities, based on growth investments in capabilities and capital assets, and in April 2012 entered into a broad collaboration with BASF in this area. We also have formed active partnerships to extend our technology reach, including collaborations with Bend Research for multiparticulate oral controlled-release products and with Toyobo Biologics Inc. related to GPExR and biologics manufacturing, and have active collaborations with research universities around the world. We believe our own internal innovation activities, supplemented by current and future external partnerships and collaborations, will continue to strengthen and extend our leadership position in the industry for delivery of drugs, biologics and consumer health products.

We created our Development & Clinical Services business in Fiscal 2010 which unified all of our existing development activities, to address the needs of our pharmaceutical and biotechnology customers for solutions to increasingly complex product development challenges. We have continued to invest to expend the capabilities and capacity of our development solutions, including substantial expansions of cold-chain capabilities for clinical supplies. In Fiscal 2012, we substantially expanded the scale of this business with the acquisition of the Clinical Trial Supplies (“CTS”) business of Aptuit CTS (See Note 2 to the Consolidated Financial Statements).

History

Catalent was formed in April 2007, when we were acquired by affiliates of The Blackstone Group (“Blackstone”). Prior to that, we formed the core of the Pharmaceutical Technologies and Services (“PTS”) segment of Cardinal Health, Inc. (“Cardinal”). PTS was in turn created by Cardinal through a series of acquisitions, with the intent of creating the world’s leading outsourcing provider of specialized, market-leading solutions to the global pharmaceutical and biotechnology industry. In 1998, R.P. Scherer Corporation, the market leader in advanced oral drug delivery technologies, was acquired by Cardinal. In 1999, Cardinal acquired Automated Liquid Packaging, Inc., the market leader in blow-fill-seal technology for respiratory treatments, ophthalmics, and other areas. In 2001, Cardinal purchased International Processing Corporation, a provider of oral solid dose forms. In 2002, PTS entered the fee-for-service development solutions market with the acquisition of Magellan Labs, a leader in the provision of analytical sciences services to the U.S. pharmaceuticals industry. Finally, in 2003, Cardinal acquired Intercare Group PLC, through which we expanded our European injectable manufacturing network. During the period from 1996 through 2006 we also made other selective acquisitions of businesses, facilities and technologies in all segments, including our legacy pharmaceutical packaging segment.

Subsequent to our 2007 acquisition, we have regularly reviewed our portfolio of offerings and operations in the context of our strategic growth plan. As a result of those ongoing assessments, since 2007 we have sold five businesses, including two injectable vial facilities in the U.S., a French oral dose facility, a printed components business (with four facilities), and in Fiscal 2012 our North American commercial packaging business. Concurrent with the sale of the North American commercial packaging business, the Packaging Services segement ceased to be a reportable segment within continuing operations. In addition, the Sterile Technologies segment has been renamed Medication Delivery Solutions. We have also consolidated operations at two other facilities integrating them into the remaining facility network since our acquisition by Blackstone.

As further described above and in Note 2 to the Consolidated Financial Statements filed herewith, in Fiscal 2012 we acquired the Clinical Trials Supplies business of Aptuit LLC, combining it into our existing Development & Clinical segment. We also purchased the 49% minority share ownership of our Softgel Technologies business’ German subsidiary.

Our Competitive Strengths

•

Leading Provider of Development Solutions and Advanced Delivery Technologies. We are the leading provider of development solutions and advanced delivery technologies for drugs, biologics and consumer health products. In the last seven years, we have supported the development and launch of nearly half of FDA new chemical entity product approvals. With over 1,000 scientists and technicians worldwide and approximately 1,400 patents and patent applications, we possess substantial expertise in drug development and advanced delivery technologies, and help our customers bring more products and better treatments to market faster.

•

Longstanding, Extensive Relationships with Blue Chip Customers. We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In Fiscal 2012, we did business with 83 of the top 100 global pharmaceutical marketers and 41 of the top 50 biotechnology marketers, as well as approximately a thousand other customers. Regardless of size, our customers all seek innovative product development, superior quality, advanced manufacturing and skilled technical services to support their development and marketed product needs. We believe our customers value us because our depth of development services and advanced delivery technologies, consistent and reliable supply, geographic reach and substantial expertise enable us to create a broad range of tailored solutions, many of which are unavailable from other individual providers.

•

Diversified Operating Platform. We are diversified by virtue of our geographic scope, our large customer base, the extensive range of products we produce, our service offerings, and our ability to provide solutions at nearly every stage of product lifecycles. We produce nearly 7,000 distinct items across multiple categories, including brand and generic prescription drugs and biologics, over-the-counter, consumer health, veterinary, and medical device and diagnostics. In Fiscal 2012, our top 20 products represented less than approximately one quarter of total revenue, with no individual product greater than 3%. We serve approximately 1,000 customers in approximately 80 countries, with a majority of our Fiscal 2012 revenues coming from outside the United States. This diversity, combined with long product lifecycles and close customer relationships, has contributed to the stability of our business. It has also allowed us to reduce our exposure to potential strategic, customer and product shifts.

•

Deep, Broad and Growing Technology Foundation. We have a long track record of innovation across our offerings, which substantially differentiate us from other industry participants. Our culture of creativity and innovation is grounded in our advanced delivery technologies, our scientists and engineers, and our patents and proprietary manufacturing processes throughout our global network. Our global Innovation & Growth function, created in fiscal 2011, drives focused application of resources to highest priority opportunities for both new customer product introductions and platform technology development. As of June 30, 2012, we have more than 450 product development programs in active development across our businesses.

•

Significant Investment in Global Manufacturing Network. We have made significant past investments to establish a global manufacturing network, and today hold 4.7 million square feet of manufacturing and laboratory space across five continents. Recent growth-related investments in facilities, capacity and capabilities across our businesses have positioned us for future growth in areas aligned with anticipated future demand. Through our focus on operational, quality and regulatory excellence, we drive ongoing and continuous improvements in safety, productivity and reliable supply to customer expectations, which we believe further differentiate us. Our manufacturing network and capabilities allow us the flexibility to reliably supply the changing needs of our customers while consistently meeting their quality, delivery and regulatory compliance expectations.

•

High Standards of Regulatory Compliance and Operational and Quality Excellence. We operate our plants in accordance with current good manufacturing practices (“cGMP”), following our own high standards which are consistent with those of many of our large global pharmaceutical and biotechnology customers. We have approximately 1,000 employees around the globe focused on quality and regulatory compliance. More than half of our facilities are registered with the U.S. Food and Drug Administration (“FDA”), with the remaining facilities registered with other applicable regulatory agencies, such as the European Medicines Agency (“EMA”). In some cases, facilities are registered with multiple regulatory agencies. In Fiscal 2012, we underwent more than 60 regulatory audits, as well as hundreds of customer audits.

•

Strong and Experienced Management Team. Our executive leadership team has been transformed since 2009, and today has more than 200 years of combined and diverse experience within the pharmaceutical and healthcare industries. With an average of more than 20 years of functional experience, this team possesses deep knowledge and a wide network of industry relationships.

•

Principal Shareholder with Proven Healthcare Sector Expertise. Our principal shareholder is an entity controlled by affiliates of The Blackstone Group, a leading global alternative asset manager and financial advisory firm. Current and prior healthcare investments by The Blackstone Group, in addition to the Company, include: Biomet, Emcure, Apria Healthcare, Nycomed, DJO Inc., Independent Clinical Services, Southern Cross Healthcare, Stiefel Labs, TeamHealth and Vanguard Health Systems.

Our Strategy

We believe that we are well situated to leverage our market-leading development solutions offerings, innovative delivery technologies, strong customer relationships, and past and current growth investments to accelerate future growth and earn attractive returns on capital. We are pursuing three key strategic growth accelerators:

•

Enhancing the value of our current businesses through expanded capabilities and intellectual property, extended capacity, and targeted market strategies addressing under-served customers/geographies and adjacent markets.

•	Proactive market entry into emerging/high-growth geographies and other markets where we are currently only narrowly represented, including but not limited to China, Brazil, and Japan.

•

Expanding our proactive development of novel, improved products which leverage our advanced delivery technology portfolio, from idea through initial proof of concept, to enable us to retain a greater share of the value of such products.

To realize these, we will continue to focus on our core competencies: quality and compliance; operational, commercial and new product introduction excellence; market-driven and patient-centric innovation; and talent acquisition, development and retention. We also expect to pursue selected acquisitions of other businesses that are aligned with our growth strategies.

Our Segments

Our offerings and services are summarized below by reporting segment.

Segment	Offerings and Services	Fiscal 2012 Revenue*
		(in millions)
Development & Clinical Services	• Manufacturing, packaging, storage, distribution and inventory management for global clinical trials of drugs and biologics; analytical and bioanalytical development and testing; scientific and regulatory consulting services; development services and clinical manufacturing for conventional oral dose forms; and development and manufacturing of products.	$268.3

Oral Technologies	• Formulation, development and manufacturing of prescription and consumer health products using our proprietary softgel, LiquiGel®, Vegicaps® and Zydis® technologies; our recently licensed development stage OptiDose™ and Lyopan™ technologies; as well as other proprietary and conventional oral drug delivery technologies.	$1,220.2

Medication Delivery Solutions	• Formulation, development, and manufacturing for prefilled syringes and other injectable formats; blow-fill-seal unit dose development and manufacturing; and biologic cell line development and manufacturing, including our GPEx® protein expression technology.	$223.9

*	Segment Revenue includes inter-segment revenue of $17.6 million.

This table should be read in conjunction with Note 15 to the Consolidated Financial Statements.

Development and Clinical Services

Our Development & Clinical Services segment provides manufacturing, packaging, storage and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes dose form manufacturing or over-encapsulation where needed; supplying placebos, comparator drug procurement and clinical packages and kits for physicians and patients; inventory management; investigator kit ordering and fulfillment; and return supply reconciliation and reporting. We support trials in all regions of the world through our facilities and distribution network. In Fiscal 2012 we substantially expanded this business via the Aptuit CTS acquisition in February 2012 (see Note 2 to the Consolidated Financial Statements for further discussion.)

We also offer analytical chemical and cell-based testing and scientific services, respiratory products formulation and manufacturing, regulatory consulting, and bioanalytical testing for biologic products. Our respiratory product capabilities include development services for inhaled products for delivery via metered dose inhalers, dry powder inhalers and nasal sprays. Demand for our offerings is driven by the need for scientific expertise and depth and breadth of services offered, as well as by the reliable supply thereof, including quality, execution and performance. We provide global regulatory and clinical support services for our customers’ regulatory and clinical strategies during all stages of development.

Oral Technologies

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

Through our Softgel Technologies business, we provide formulation, development and manufacturing services for soft gelatin capsules, or “softgels”, which we first commercialized in the 1930s. We are the market leader in overall softgel manufacturing, and hold the leading market position in the prescription arena. Our principal softgel technologies include traditional softgel capsules (in which the shell is made from animal-derived materials) and VegiCaps capsules (in which the shell is made from vegetable-derived materials), which are used in a broad range of customer products including prescription drugs, over-the-counter medications, and vitamins and supplements. Softgel capsules encapsulate liquid, paste or oil-based active compounds in solution or suspension into an outer shell, filling and sealing the capsule simultaneously. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter compounds, and to provide safe handling of hormonal, potent and cytotoxic drugs. We also participate in the softgel vitamin, mineral and supplement business in selected regions around the world. With the 2001 introduction of our vegetable-derived softgel shell, VegiCaps capsules, drug and consumer health manufacturers have been able to extend the softgel dose form to a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary or cultural preferences. Our VegiCaps capsules are patent protected in most major global markets. Physician and patient studies we have conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient adherence with dosing regimens.

Through our Modified Release Technologies business we provide formulation, development and manufacturing services for fast-dissolve tablets and both proprietary and conventional controlled release products. We launched our orally dissolving tablet business in 1986 with the introduction of Zydis tablets, a unique oral dosage form that is freeze-dried in its package, can be swallowed without water, and typically dissolves in the mouth in less than three seconds. Most often used for indications, drugs and patient groups that can benefit from rapid oral disintegration, the Zydis technology is utilized in a wide range of products and indications, including treatments for a variety of central nervous system-related conditions such as migraines, Parkinsons’ Disease, schizophrenia, and pain-relief. Zydis tablets continue to be used in new ways by our customers as we extend the application of the technology to new categories, such as for immunotherapies, vaccines and biologics delivery. We have recently added two new technology platforms to the Modified Release business portfolio, including the highly flexible OptiDose technology, already commercially proven in Japan, and the development stage LyoPan oral dissolving tablet technology. We plan to continue to expand the development pipeline of customer products for all of our Modified Release technologies. Representative Modified Release Technology business customers include Pfizer, Novartis, Merck, GlaxoSmithKline, Eli Lilly and Johnson & Johnson.

Medication Delivery Solutions

Our Medication Delivery Solutions segment provides formulation, development and manufacturing services for delivery of drugs and biologics, administered via injection, inhalation and ophthalmic routes, using both traditional and advanced technologies. Our range of injectable manufacturing offerings includes filling drugs or biologics into pre-filled syringes and bags, with flexibility to accommodate other formats within our existing network, focused increasingly on complex and difficult products. With our range of technologies we are able to meet a wide range of specifications, timelines and budgets. The complexity of the manufacturing process, the importance of experience and know-how, regulatory compliance, and high start-up capital requirements create significant barriers to entry and, as a result, limit the number of competitors in the market. For example, blow-fill-seal is an advanced aseptic processing technology which uses a continuous process to form, fill with drug, and seal a plastic container in a sterile environment. Blow-fill-seal units are currently used for a variety of pharmaceuticals in liquid form, such as respiratory, ophthalmic and optic products. We are a leader in the outsourced blow-fill-seal market, and operate one of the largest capacity commercial manufacturing blow-fill-seal facilities in the world. Our sterile blow-fill-seal business provides flexible and scalable solutions for unit-dose delivery of complex formulations such as suspensions and emulsions, as well as innovative design and engineering container design and manufacturing solutions. Our regulatory expertise can lead to decreased time to commercialization, and our dedicated development production lines support feasibility, stability and clinical runs. We plan to continue to expand our product line in existing and new markets, and in higher margin specialty products with additional respiratory, ophthalmic, and injectable applications. Representative customers include Pfizer, Sanofi-Aventis, Novartis and Roche.

Our biologics offerings include our formulation development and cell-line manufacturing based on our advanced and patented Gene Product Expression (“GPEx”) technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and bio-similar biologic compounds. Our GPEx® technology can provide rapid cell line development, high biologics production yields, flexibility and versatility. We are investing in expanded capability and capacity to produce clinical scale biologic supplies; once complete, combined with offerings from other parts of Catalent and external partners, we can enable a developer of new biologic entities, biosimilars or biobetters to bring a product from gene to market commercialization, faster.

Development and Product Supply Chain Solutions

In addition to our proprietary offerings, we are also differentiated in the market by our ability to offer a broad range of innovative development and product supply solutions which can be combined or tailored in many ways to enable our customers take their drugs, biologics and consumer health products from laboratory to market. Once a product is on the market, we can provide comprehensive integrated product supply, from the sourcing of the bulk drug to comprehensive manufacturing and packaging to the testing required for release to distribution. Customer solutions we develop are flexible, scalable and creative, so that they meet the unique needs of both large and emerging companies, and for products of all sizes. We believe that our development and product supply solutions will continue to contribute to our future growth.

Sales and Marketing

Our target customers include large pharmaceutical and biotechnology companies, mid-size, emerging and specialty pharmaceutical and biotechnology companies, and consumer health companies, along with companies in other selected healthcare market segments. We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In Fiscal 2012, we did business with 83 of the top 100 global pharmaceutical marketers, 41 of the top 50 biotechnology marketers, and approximately 1,000 other customers. Faced with access, pricing and reimbursement pressures as well as other market challenges, large pharmaceutical and biotechnology companies have increasingly sought partners to enhance the clinical competitiveness of their drugs and biologics and improve their R&D productivity, while reducing their fixed cost base. Many mid-size, emerging and specialty pharmaceutical and biotechnology companies, while facing the same pricing and market pressures, have chosen not to build a full infrastructure, but rather to partner with other companies—through licensing agreements, collaborations or outsourcing—to access the critical skills, technologies and services required to bring their products to market. Consumer health companies require rapidly-developed, innovative dose forms and formulations to keep up in the fast-paced over-the-counter medication and vitamins markets. These market segments are all critically important to our growth, but require distinct solutions, marketing and sales approaches, and market strategy.

We follow a hybrid demand generation organization model, with global and growth account teams offering the full breadth of Catalent’s solutions to selected accounts, and technical specialist teams providing the in-depth technical knowledge and practical experience essential for each individual offering. All business development and field sales representatives ultimately report to a single sales head, and significant investments have been made in enhancing their skills and capabilities. Our sales organization currently consists of more than 160 full-time, experienced sales professionals, supported by inside sales and sales operations. We also have completed building a dedicated strategic marketing team, providing strategic market and product planning and management for our offerings. Supporting these marketing plans, we participate in major trade shows relevant to the offerings globally and ensure adequate visibility to our offerings and solutions through a comprehensive print and on-line advertising, professional training and publicity program.

Global Accounts

We manage selected accounts globally due to their materiality and growth potential by establishing strategic plans, goals and targets. We recorded approximately 47% of our total revenue in Fiscal 2012 from these global accounts. These accounts are assigned a dedicated business development professional with substantial industry experience. These account leaders, along with members of the executive leadership team, are responsible for managing and extending the overall account relationship. Growing sales, profitability, and increasing account penetration are key goals and are directly linked to compensation. Account leaders also work closely with the rest of the sales organization to ensure alignment around critical priorities for the accounts.

Emerging, Specialty and Virtual Accounts

Emerging, specialty and virtual pharmaceutical and biotechnology companies are expected to be a critical driver of industry growth globally. Historically, many of these companies have chosen not to build a full infrastructure, but rather partner with other companies to produce their products. We expect them to continue to do so in the future, providing a critical source for future integrated solution demand. We expect to continue to increase our penetration of geographic clusters of emerging companies in North America, Europe, South America and Asia. We regularly use active pipeline screening and customer targeting to identify the optimal candidates for partnering based on product profiles, funding status, and relationships, to ensure that our technical sales specialists and field sales representatives develop custom solutions designed to address the specific needs of customers in the market.

Contractual Arrangements

We generally enter into a broad range of contractual arrangements with our customers, including agreements with respect to feasibility, development, supply, licenses, and quality. The terms of these contracts vary significantly depending on the offering and customer requirements. Some of our agreements may include a variety of revenue arrangements such as fee-for-service, royalties, profit-sharing and fixed fees. We generally secure pricing and contract mechanisms in our supply agreements that allow for periodic resetting of pricing terms and, in some cases, these agreements provide for our ability to renegotiate pricing in the event of certain price increases for the raw materials utilized in the products we make. Our typical supply agreements include indemnification from our customers for product liability and intellectual property matters and caps on Catalent’s contractual liabilities, subject in each case to negotiated exclusions. In addition, our typical manufacturing supply agreement terms range from two to five years with regular renewals of one to three years, although some of our agreements are terminable upon much shorter notice periods, such as 30 or 90 days. For our development solutions offerings, we may enter into master service agreements, which provide for standardized terms and conditions, which make it easier and quicker for customers with multiple development needs to access Catalent’s offerings.

Manufacturing Capabilities

We operate manufacturing facilities, development centers and sales offices throughout the world. We have twenty-seven facilities on five continents with 4.7 million square feet of manufacturing, lab and related space. Our manufacturing capabilities include the full suite of competencies relevant to support each site’s activities, including regulatory, quality assurance and in-house validation at all of the production sites.

We operate our plants in accordance with cGMP. More than half of our facilities are registered with the U.S. FDA, with the remaining facilities being registered with other applicable regulatory agencies, such as the EMA. In some cases certain facilities are registered with multiple regulatory agencies.

We have invested approximately $367 million in our manufacturing facilities since Fiscal 2008 through improvements and expansions in our facilities including approximately $104 million on capital expenditures in Fiscal 2012. We believe that our facilities and equipment are in good condition, are well maintained and are able to operate at or above present levels for the foreseeable future, in all material respects.

Our manufacturing operations are focused on employee health and safety, regulatory compliance, operational excellence, continuous improvement, and process standardization across the organization. Our manufacturing operations are structured around an enterprise management philosophy and methodology that utilizes principles and tools common to a number of quality management programs including Six Sigma and Lean Manufacturing.

Raw Materials

We use a broad and diverse range of raw materials in the design, development and manufacture of products. This includes, but is not limited to key materials such as gelatin, starch, and iota carrageenan for the Oral Technologies segment; packaging films for our and Development & Clinical Services segments, and resin for our blow-fill-seal business in our Medication Delivery Solutions segment. The raw materials that we use are sourced externally on a global basis. Globally, our supplier relationships could be interrupted due to natural disasters and international supply disruptions, including those caused by pandemics, geopolitical and other issues. For example, the supply of gelatin is obtained from a limited number of sources. In addition, much of the gelatin we use is bovine-derived. Past concerns of contamination from Bovine Spongiform Encephalopathy (“BSE”) have narrowed the number of possible sources of particular types of gelatin. If there were a future disruption in the supply of gelatin from any one or more key suppliers, there can be no assurance that we could obtain an alternative supply from our other suppliers. If future restrictions were to emerge on the use of bovine-derived gelatin from certain geographic sources due to concerns of contamination from BSE, any such restriction could hinder our ability to timely supply our customers with products and the use of alternative non-bovine-derived gelatin for specific customer products could be subject to lengthy formulation, testing and regulatory approval.

We work very closely with our suppliers to assure continuity of supply while maintaining excellence in material quality and reliability, and we have an active and effective supplier audit program. We continually evaluate alternate sources of supply, although we do not frequently pursue regulatory qualification of alternative sources for key raw materials due to the strength of our existing supplier relationships, the reliability of our current supplier base and the time and expense associated with the regulatory process. Although a change in suppliers could require significant effort or investment by us in circumstances where the items supplied are integral to the performance of our products or incorporate specialized material such as gelatin, we do not believe that the loss of any existing supply arrangement would have a material adverse effect on our business. See “Risk Factor”—Our future results of operations are subject to fluctuations in the costs, availability, and suitability of the components of the products we manufacture, including active pharmaceutical ingredients, excipients, purchased components, and raw materials.”

Competition

We compete on several fronts both domestically and internationally, including competing with other companies that offer advanced delivery technologies or development services to pharmaceutical, biotechnology and consumer health companies based in North America, South America, Europe and the Asia-Pacific region. We also may compete with the internal operations of those pharmaceutical, biotechnology and consumer health manufacturers that choose to source these services internally, where possible.

Competition is driven by proprietary technologies and know-how (where relevant), consistency of operational performance, quality, price, value and speed. While we do have competitors who compete with us in our individual technology platforms, we do not believe we have competition from any directly comparable companies.

Employees

We have approximately 8,700 employees in twenty-seven facilities on five continents: ten facilities are in the United States, with certain employees at one of which being represented by a labor organization with their terms and conditions of employment being subject to a collective bargaining agreement. National work councils and/or labor organizations are active at all twelve of our European facilities consistent with labor environments/laws in European countries. Similar relationships with labor organizations or national work councils exist in our plants in Argentina, Brazil and Australia. Our management believes that our employee relations are satisfactory.

	North America	Europe	South America	Asia Pacific	Total
Approximate Number of Employees	3,300	4,100	700	600	8,700

Intellectual Property

We rely on a combination of know how, trade secrets, patents, copyrights and trademarks and other intellectual property laws, nondisclosure and other contractual provisions and technical measures to protect a number of our offerings, services and intangible assets. These proprietary rights are important to our ongoing operations. We operate under licenses from third parties for certain patents, software and information technology systems and proprietary technologies and in certain instances we license our technology to third parties. We also have a long track record of innovation across our lines of business and, to further encourage active innovation, we have developed incentive compensation systems linked to patent filings and other recognition and reward programs for scientists and non-scientists alike.

We have applied in the United States and certain foreign countries for registration of a number of trademarks, service marks and patents, some of which have been registered and issued, and also hold common law rights in various trademarks and service marks. We hold approximately 1,400 patents and patent applications worldwide in advanced drug delivery and biologics formulations and technologies, and manufacturing and other areas.

We hold patents and license rights relating to certain aspects of our formulations, nutritional and pharmaceutical dosage forms, mammalian cell engineering, and sterile manufacturing services. We also hold patents relating to certain processes and products. We have a number of pending patent applications in the United States and certain foreign countries, and intend to pursue additional patents as appropriate. We have enforced and will continue to enforce our intellectual property rights in the United States and worldwide.

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

The costs associated with complying with the various applicable federal regulations, as well as state, local, foreign and transnational regulations, could be significant and the failure to comply with such legal requirements could have an adverse effect on our results of operations and financial condition. Reference is made to Item 1A Risk Factors for additional discussion of the costs of associated with complying with the various regulations.

Quality Assurance

We are committed to creating and maintaining the highest standard of regulatory compliance while providing high quality products to our customers. To meet these commitments, we have developed and implemented a Catalent wide quality management system throughout the organization that we believe is appropriate. Our senior management team is actively involved in setting quality policies, standards and internal position papers as well as managing internal and external quality performance. Our quality assurance department provides quality leadership and supervises our quality systems programs. An internal audit program monitors compliance with applicable regulations, standards and internal policies. In addition, our facilities are subject to periodic inspection by the FDA and other equivalent local, state and foreign regulatory authorities and customers. All FDA, DEA and other regulatory inspectional observations have been resolved or are on track to be completed at the prescribed timeframe provided in response to the agency. We believe that our operations are in compliance in all material respects with the regulations under which our facilities are governed. We have more than 1,000 employees around the globe focusing on quality and regulatory compliance.

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

We are highly leveraged. The following chart shows our level of indebtedness as of June 30, 2012.

		June 30, 2012
	Maturity	(in millions)
Senior Secured Credit Facilities
Term loan facility Dollar-denominated (1)	September 2016	798.9
Term loan facility Dollar-denominated (1)	September 2017	591.2
Term loan facility Euro-denominated (1)	April 2014	56.3
Term loan facility Euro-denominated (1)	September 2016	257.7
9 1/2 % Senior Toggle Notes	April 2015	619.1
9 3/4 % Senior Subordinated Euro-denominated Notes (2)	April 2017	268.7
Revolving Credit Agreement	April 2016	—
Other Obligations	2012 to 2032	91.6

Total debt		2,683.5

(1)	We have approximately $1,704.1 million (U.S. dollar equivalent) aggregate principal amount of senior secured term loan facilities, consisting of a $1,390.1 million U.S. dollar-denominated tranche and a €251.7 million Euro-denominated tranche (equal to $314.0 million based on an exchange rate of €1 = $1.2469).
(2)	Represents the U.S. dollar-equivalent of the €215.5 million aggregate principal amount of senior subordinated notes based on an exchange rate of €1 = $1.2469.

Our high degree of leverage could have important consequences for us, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest;

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

Our total interest expense was $183.2 million, $165.5 million and $161.0 million for fiscal years 2012, 2011 and 2010, respectively. After taking into consideration our ratio of fixed-to-floating rate debt, a 100 basis point increase in such rates would increase our annual interest expense by approximately $0.5 million.

Current global economic conditions could negatively affect our operating results.

The economies of the United States and the other countries in which the Company produces its products continue to be affected by the economic conditions that began with the financial and credit crisis in late 2008. Although economic conditions have stabilized since then, there continues to be significant uncertainty as to whether global economic improvement is achievable and sustainable. These conditions may result in a further slowdown to the global economy that could affect our business by reducing the prices that consumers, patients, and payors are willing to pay for our customers’ products, or by reducing the demand of our offerings, which could in turn negatively impact our sales and revenue generation and result in a material adverse effect on our business, cash flow, results of operations, financial position and prospects.

Despite our high indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indentures governing the notes and the senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. We have approximately $180 million available to us for borrowing, subject to certain conditions, from our $200.3 million revolving credit facility. If new debt is added to our subsidiaries’ existing debt levels, the risks associated with debt we currently face would increase.

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

We enter into pay-fixed interest rate swaps to limit our exposure to changes in variable interest rates. Such instruments may result in economic losses should exchange rates decline to a point lower than our fixed rate commitments. We are exposed to credit-related losses which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps.

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

We face material competition in each of our markets. Competition is driven by proprietary technologies and know-how, capabilities, consistency of operational performance, quality, price, value and speed. Some competitors may have greater financial, research and development, operational and marketing resources than we do. Competition may also increase as additional companies enter our markets or use their existing resources to compete directly with ours. Expanded competition from companies in low-cost jurisdictions, such as India and China, may in the future impact our results of operations or limit our growth. Greater financial, research and development, operational and marketing resources may allow our competitors to respond more quickly with new, alternative or emerging technologies. Changes in the nature or extent of our customer requirements may render our offerings obsolete or non-competitive and could adversely affect our results of operations and financial condition.

The demand for our offerings depends in part on our customers’ research and development and the clinical and market success of their products. Our business, financial condition and results of operations may be harmed if our customers spend less on or are less successful in these activities.

Our customers are engaged in research, development, production and marketing of pharmaceutical, biotechnology and consumer health products. The amount of customer spending on research, development, production and marketing, as well as the outcomes of such research, development, and marketing activities, have a large impact on our sales and profitability, particularly the amount our customers choose to spend on our offerings. Our customers determine the amounts that they will spend based upon, among other things, available resources and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors’ research, development and production initiatives, and the anticipated market uptake, clinical and reimbursement scenarios for specific products and therapeutic areas. In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including research and development departments and their budgets. Our customers finance their research and development spending from private and public sources. A reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations. If our customers are not successful in attaining or retaining product sales due to market conditions, reimbursement issues or other factors, our results of operations may be materially impacted.

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

The healthcare industry is highly regulated. We are subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of DEA, FDA, various state boards of pharmacy, state health departments, the United States DHHS, the EU member states and other comparable agencies and, in the future, any changes to such laws and regulations could adversely affect us. In particular, we are subject to laws and regulations concerning good manufacturing practices and drug safety. Our subsidiaries may be required to register for permits and/or licenses with, and may be required to comply with the laws and regulations of the DEA, the FDA, DHHS, foreign agencies including the EMA, and other various state boards of pharmacy, state health departments and/or comparable state agencies as well as certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.

The manufacture, distribution and marketing of our offerings for use in our customers’ products are subject to extensive ongoing regulation by the FDA, the DEA, the EMA, and other equivalent local, state, federal and foreign regulatory authorities. Failure by us or by our customers to comply with the requirements of these regulatory authorities could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution, restrictions on our operations, civil or criminal sanctions, or withdrawal of existing or denial of pending approvals, including those relating to products or facilities. In addition, such a failure could expose us to contractual or product liability claims as well as contractual claims from our customers, including claims for reimbursement for lost or damaged active pharmaceutical ingredients, the cost of which could be significant.

In addition, any new offerings or products must undergo lengthy and rigorous clinical testing and other extensive, costly and time-consuming procedures mandated by the FDA, the EMA and other equivalent local, state, federal and foreign regulatory authorities. We or our customers may elect to delay or cancel anticipated regulatory submissions for current or proposed new products for any number of reasons.

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

Our results depend on our ability to execute and improve when necessary our quality management strategy and systems, and effectively train and maintain our employee base with respect to quality management. Quality management plays an essential role in determining and meeting customer requirements, preventing defects and improving our offerings. While we have a network of quality systems throughout our business units and facilities which relate to the design, formulation, development, manufacturing, packaging, sterilization, handling, distribution and labeling of our customers’ products which use our offerings, quality and safety issues may occur with respect to any of our offerings. A quality or safety issue could have an adverse effect on our business, financial condition and results of operations and may subject us to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, or civil sanctions, including monetary sanctions and criminal actions. In addition, such an issue could subject us to costly litigation, including claims from our customers for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant.

The services and offerings we provide are highly exacting and complex, and if we encounter problems providing the services or support required, our business could suffer.

The offerings we provide are highly exacting and complex, particularly in our Medication Delivery Solutions segment, due in part to strict regulatory requirements. From time to time, problems may arise in connection with facility operations or during preparation or provision of an offering, in both cases for a variety of reasons including, but not limited to, equipment malfunction, sterility variances or failures, failure to follow specific protocols and procedures, problems with raw materials, environmental factors and damage to, or loss of, manufacturing operations due to fire, flood or similar causes. Such problems could affect production of a particular batch or series of batches, requiring the destruction of product, or could halt facility production altogether. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, reimbursement to customers for lost active pharmaceutical ingredients, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. Production problems in our drug and biologic manufacturing operations could be particularly significant because the cost of raw materials is often higher than in our other businesses. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. In addition, such risks may be greater at facilities that are new or going through significant expansion.

Our global operations are subject to a number of economic, political and regulatory risks.

We conduct our operations in various regions of the world, including North America, South America, Europe and the Asia-Pacific region. Global economic and regulatory developments affect businesses such as ours in many ways. Our operations are subject to the effects of global competition, including potential competition from manufacturers in low-cost jurisdictions such as China. Local jurisdiction risks include regulatory risks arising from local laws. Our global operations are also affected by local economic environments, including inflation and recession. Political changes, some of which may be disruptive, can interfere with our supply chain and customers and some or all of our activities in a particular location. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful. Also, fluctuations in foreign currency exchange rates can impact our consolidated financial results.

If we do not enhance our existing or introduce new technology or service offerings in a timely manner, our offerings may become obsolete over time, customers may not buy our offerings and our revenue and profitability may decline.

The healthcare industry is characterized by rapid technological change. Demand for our offerings may change in ways we may not anticipate because of such evolving industry standards as well as a result of evolving customer needs that are increasingly sophisticated and varied and the introduction by others of new offerings and technologies that provide alternatives to our offerings. Several of our higher margin offerings are based on proprietary technologies. The patents for these technologies will ultimately expire, and these offerings may become subject to competition. Without the timely introduction of enhanced or new offerings, our offerings may become obsolete over time, in which case our revenue and operating results would suffer. For example, if we are unable to respond to changes in the nature or extent of the technological or other needs of our pharmaceutical customers through enhancing our offerings, our competition may develop offering portfolios that are more competitive than ours and we could find it more difficult to renew or expand existing agreements or obtain new agreements. Innovations directed at continuing to offer enhanced or new offerings generally will require a substantial investment before we can determine their commercial viability, and we may not have the financial resources necessary to fund these innovations.

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

We rely on a combination of know-how trade secrets, patents, copyrights and trademarks and other intellectual property laws, nondisclosure and other contractual provisions and technical measures to protect a number of our offerings and intangible assets. These proprietary rights are important to our ongoing operations. There can be no assurance that these protections will prove meaningful against competitive offerings or otherwise be commercially valuable or that we will be successful in obtaining additional intellectual property or enforcing our intellectual property rights against unauthorized users. Our exclusive rights under certain of our offerings are protected by patents, some of which are subject to expire in the near term. When patents covering an offering expire, loss of exclusivity may occur and this may force us to compete with third parties, thereby affecting our revenue and profitability. We do not currently expect any material loss of revenue to occur as a result of the expiration of any patent.

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

We depend on various active pharmaceutical ingredients, components, compounds, raw materials, and energy supplied primarily by others for our offerings. This includes, but is not limited to, gelatin, starch, iota carrageenan, petroleum-based products and resin. Also, frequently our customers provide their active pharmaceutical or biologic ingredient for formulation or incorporation in the finished product. It is possible that any of our or our customer supplier relationships could be interrupted due to natural disasters, international supply disruptions caused by pandemics, geopolitical issues or other events or could be terminated in the future.

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

The healthcare industry has changed significantly over time, and we expect the industry to continue to evolve. Some of these changes, such as ongoing healthcare reform, adverse changes in government or private funding of healthcare products and services, legislation or regulations governing the patient access to care and privacy, or the delivery or pricing of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to change the amount of our offerings they purchase or the price they are willing to pay for our offerings. Changes in the healthcare industry’s pricing, selling, inventory, distribution or supply policies or practices could also significantly reduce our revenue and results of operations. Particularly, volatility in individual product demand may result from changes in public or private payer reimbursement or coverage.

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

We are dependent on key personnel.

We depend on senior executive officers and other key personnel, including our technical personnel, to operate and grow our business and to develop new enhancements, offerings and technologies. The loss of any of these officers or other key personnel combined with a failure to attract and retain suitably skilled technical personnel could adversely affect our operations. Although an equity-based compensation plan is in place, we do not have the ability to compensate employees with publicly traded equity, which may have a negative impact on our ability to recruit and retain professionals, and could have a material adverse effect on our business, financial condition and results of operations.

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

To the extent that we are not successful in completing divestitures, as such may be determined by future strategic plans and business performance, we may have to expend substantial amounts of cash, incur debt and continue to absorb loss-making or under-performing divisions. Any divestitures that we are unable to complete may involve a number of risks, including diversion of management’s attention, a negative impact on our customer relationships, costs associated with retaining the targeted divestiture, closing and disposing of the impacted business or transferring business to other facilities.

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

We are subject to labor and employment laws and regulations, which could increase our costs and restrict our operations in the future.

We employ approximately 8,700 employees worldwide, including approximately 3,300 employees in North America, 4,100 in Europe, 700 in South America and 600 in the Asia/Pacific region. Certain employees at one of our North American facilities are represented by a labor organization, and national work councils and/or labor organizations are active at all twelve of our European facilities consistent with labor environments/laws in European countries. Similar relationships with labor organizations or national work councils exist in our plants in Argentina, Brazil and Australia. Our management believes that our employee relations are satisfactory. However, further organizing activities or collective bargaining may increase our employment-related costs and we may be subject to work stoppages and other labor disruptions. Moreover, as employers are subject to various employment-related claims, such as individual and class actions relating to alleged employment discrimination, wage-hour and labor standards issues, such actions, if brought against us and successful in whole or in part, may affect our ability to compete or have a material adverse effect on our business, financial condition and results of operations.

Certain of our pension plans are underfunded, and additional cash contributions we may be required to make will reduce the cash available for our business, such as the payment of our interest expense.

Certain of our employees in the United States, United Kingdom, Germany, France, Japan and Australia are participants in defined benefit pension plans which we sponsor. As of June 30, 2012, the underfunded amount of our pension plans on a worldwide basis was approximately $135.0 million, primarily related to our plans in the United Kingdom and Germany. Included within this obligation is an estimate of approximately $36.0 million related to our Fiscal 2012 withdrawal from a multiemployer pension plan which we participated in. In general, the amount of future contributions to the underfunded plans will depend upon asset returns and a number of other factors and, as a result, the amount we may be required to contribute to such plan in the future may vary. Such cash contributions to the plans will reduce the cash available for our business to pursue strategic growth initiatives or the payment of interest expense on the notes or our other indebtedness.

Blackstone controls us and our Investors may have conflicts of interest with us or our note holders in the future.

Blackstone controls approximately 86% of BHP PTS Holdings L.L.C., with the other Investors (as defined in Note 11 to the Consolidated Financial Statements) controlling the remainder. By virtue of this controlling interest and BHP PTS Holdings L.L.C.’s ownership of all the outstanding membership interests of our indirect parent company, Phoenix Charter LLC, we are controlled by Blackstone. Blackstone controls us and all of our subsidiaries and is entitled to elect all of our directors, to appoint new management and to approve actions requiring the approval of our stockholder, including approving or rejecting proposed mergers or sales of all or substantially all of our assets, regardless of whether note holders believe that any such transactions are in their own best interests.

The interests of the Investors may differ from holders of our notes in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Investors as equity holders might conflict with the interests of our note holders. The Investors also may have an interest in pursuing acquisitions, divestitures, financings (including financings that are secured and/or senior to the senior subordinated notes) or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our note holders. Additionally, the indentures governing the notes permit us to pay advisory fees, dividends or make other restricted payments under certain circumstances, and the Investors or their affiliates and/or advisors may have an interest in our doing so. See Item 13 “Certain Relationships and Related Party Transactions—Transaction and Advisory Fee Agreement” for a discussion of certain payments affiliates of Blackstone in connection with the 2007 acquisition from Cardinal and related financings.

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

Our principal executive offices are located at 14 Schoolhouse Road, Somerset, New Jersey. We also operate manufacturing operations, development centers and sales offices throughout the world. We have twenty-seven facilities on five continents with approximately 4.7 million square feet of manufacturing, lab and related space. Our manufacturing capabilities encompass a full suite of competencies including regulatory, quality assurance and in-house validation at all of the production sites. The following table sets forth our manufacturing and laboratory facilities by area and region:

	Facility Sites	Country	Region	Segment	Total Square Footage	Owned/Leased
1	Kakegawa	Japan	Asia Pacific	Oral Technologies	107,300	Owned
2	Braeside	Australia	Asia Pacific	Oral Technologies	163,100	Owned
3	Beinheim	France	Europe	Oral Technologies	78,100	Owned
4	Eberbach	Germany	Europe	Oral Technologies	370,580	Leased
5	Aprilia	Italy	Europe	Oral Technologies	72,000	Owned
6	Swindon	United Kingdom	Europe	Oral Technologies	164,687	Owned
7	Swindon	United Kingdom	Europe	Oral Technologies	253,314	Owned
8	Somerset, NJ	USA	North America	Oral Technologies	265,000	Owned
9	Winchester, KY	USA	North America	Oral Technologies	120,000	Owned
10	St. Petersburg, FL	USA	North America	Oral Technologies	328,073	Owned
11	Buenos Aires	Argentina	South America	Oral Technologies	265,000	Owned
12	Sorocaba	Brazil	South America	Oral Technologies	88,993	Owned
13	Schorndorf	Germany	Europe	Oral Technologies	166,027	Owned
14	Brussels	Belgium	Europe	Medication Delivery Solutions	313,725	Owned
15	Limoges	France	Europe	Medication Delivery Solutions	179,000	Owned
16	Woodstock, IL	USA	North America	Medication Delivery Solutions	421,665	Owned
17	Middleton, WI	USA	North America	Medication Delivery Solutions	43,600	Leased
18	Schorndorf	Germany	Europe	Development & Clinical Services	54,693	Owned
19	Bolton	United Kingdom	Europe	Development & Clinical Services	46,700	Owned
20	Philadelphia, PA	USA	North America	Development & Clinical Services	140,716	Leased/owned
21	Morrisville, NC	USA	North America	Development & Clinical Services	186,406	Leased
22	Allendale, NJ	USA	North America	Development & Clinical Services	70,632	Leased
23	Kansas City, MO	USA	North America	Development & Clinical Services	410,000	Owned
24	Mount Laurel, NJ	USA	North America	Development & Clinical Services	94,185	Leased
25	Deeside	United Kingdom	Europe	Development & Clinical Services	127,533	Leased
26	Bathgate	United Kingdom	Europe	Development & Clinical Services	191,000	Owned
27	Singapore	Singapore	Asia Pacific	Development & Clinical Services	7,942	Leased
TOTAL					4,729,971

ITEM 3.	LEGAL PROCEEDINGS

Legal Matters

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. Currently, the Company is a named defendant in one hundred and thirty-nine pending isotretinoin lawsuits. Plaintiffs allege that they suffer from inflammatory bowel disease and other disorders as a result of their ingestion of Amnesteem. The geographic distribution of these one hundred and thirty-nine lawsuits is as follows: one in the U.S. District Court for the Middle District of North Carolina that has been transferred to the Accutane (isotretinoin) federal Multi-District Litigation (“Accutane MDL”) in the Middle District of Florida; two in the Court of Common Pleas, Washington County, Pennsylvania; two cases filed in the Superior Court of the State of California, County of San Francisco have been moved to the Middle District of Northern California; and one hundred and thirty-four in the Superior Court, Atlantic County, New Jersey. The New Jersey cases and several of the other cases have been brought by a consortium of plaintiffs’ law firms, including Seeger Weiss LLP. The following discussion contains more detail about the lawsuits.

One hundred and thirty-four lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by individual plaintiffs who claim to have ingested Amnesteem, and, in some cases, one or more competing branded generic isotretinoin products, including Sotret® (Ranbaxy) and/or Claravis® (Barr), as well as Accutane (the innovator isotretinoin product sold by Hoffmann-La Roche). One hundred and eight of these cases allegedly involve the use of both Accutane and one or more of the branded generic forms of isotretinoin. Such cases, which include one or more Roche entities as defendants, are filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all Accutane lawsuits pending in New Jersey state courts. The remaining twenty-six cases do not involve the use of Accutane, but allegedly involve the use of one or more branded generic isotretinoin products, including Amnesteem. These cases are not part of the Accutane mass tort litigation; these non-mass tort, generics-only cases have been consolidated for discovery purposes but not for trial. All one hundred and thirty-four of the cases pending in New Jersey, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name the pharmaceutical companies whose respective isotretinoin products each plaintiff allegedly ingested.

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

On June 26, 2012, a motion to Dismiss with Prejudice was filed in the Superior Court of New Jersey, Atlantic County, Law Division, dismissing two hundred and twenty-nine of the Accutane Litigation Group cases filed against the Company. To date, a total of two hundred and thirty-six cases have been dismissed against the Company.

Although expressed in various terms, generally speaking, all one hundred and thirty-nine lawsuits set forth some or all of the standard array of product liability claims, including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

From time to time, we may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, the healthcare industry is highly regulated and government agencies continue to scrutinize certain practices affecting government programs and otherwise.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2012. This table should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

(in millions, except as noted)	Year Ended June 30,	Year Ended June 30,	Year Ended June 30,	Year Ended June 30,	Year Ended June 30,
	2008	2009	2010	2011	2012
Statement of Operations Data:
Net revenue	$1,531.0	$1,398.8	$1,480.4	$1,531.8	$1,694.8
Cost of products sold	1,111.7	1,018.1	1,039.5	1,029.7	1,136.2

Gross Margin	419.3	380.7	440.9	502.1	558.6
Selling, general and administrative expenses	269.5	241.4	270.1	288.3	348.1
Impairment charges and (gain)/loss on sale of assets	28.5	139.4	214.8	3.6	1.8
Restructuring and other	23.1	15.4	17.7	12.5	19.5
Property and casualty (gain)/losses, net *	—	—	—	11.6	(8.8)

Operating earnings/(loss)	98.2	(15.5)	(61.7)	186.1	198.0

Interest expense, net	202.5	182.0	161.0	165.5	183.2
Other (income)/expense, net	142.7	(17.0)	(7.3)	26.0	(3.8)

Earnings/(loss) from continuing operations before income taxes	(247.0)	(180.5)	(215.4)	(5.4)	18.6
Income tax expense/(benefit)	(82.6)	17.0	21.9	23.7	16.5

Earnings/(loss) from continuing operations	(164.4)	(197.5)	(237.3)	(29.1)	2.1
Earnings/(loss) from discontinued operations, net of tax	(371.8)	(111.2)	(49.7)	(21.0)	(41.3)

Net earnings/(loss)	(536.2)	(308.7)	(287.0)	(50.1)	(39.2)
Net earnings/(loss) attributable to noncontrolling interest, net of tax	3.5	(0.6)	2.6	3.9	1.2

Net earnings/(loss) attributable to Catalent	$(539.7)	$(308.1)	$(289.6)	$(54.0)	$(40.4)

*	In March 2011 a U.K. based packaging facility was damaged by fire. See Note 14 to the Consolidated Financial Statements for additional information.

	June 30,
	2008	2009	2010	2011	2012
(in millions)
Balance Sheet Data (at period end)
Cash and cash equivalents	$72.4	$63.9	$164.0	$205.1	$139.0
Goodwill	1,475.0	1,071.0	848.9	906.0	1,029.9
Total assets	3,704.3	3,131.8	2,727.4	2,831.2	3,139.0
Long term debt, including current portion and other short term borrowing	2,409.5	2,345.8	2,268.9	2,346.6	2,683.5
Total liabilities	3,112.2	3,051.3	2,990.9	3,041.1	3,489.7
Total shareholder’s equity (deficit)	$592.1	$80.5	$(263.5)	$(209.9)	$(350.7)

(in millions)	Year Ended June 30,	Year Ended June 30,	Year Ended June 30,	Year Ended June 30,	Year Ended June 30,
	2008	2009	2010	2011	2012
Other Financial Data:
Capital expenditures	$74.0	$75.9	$70.5	$87.3	$104.2
Ratio of Earnings to Fixed Charges (1)	—	—	—	—	1.1x
Net cash provided by (used in) continuing operations:
Operating activities	80.9	62.2	231.5	111.6	87.7
Investing activities	(73.5)	(74.0)	(70.2)	(83.3)	(538.2)
Financing activities	(20.3)	7.2	(56.7)	(26.1)	352.9
Net cash provided by (used in) discontinued operations:	(9.5)	3.7	5.8	21.0	43.9
Effect of foreign currency on cash	12.1	(7.6)	(10.3)	17.9	(12.4)

(1)	The ratio of earnings to fixed charges is calculated by dividing the sum of earnings from continuing operations before income taxes, equity in earnings (loss) from non-consolidated investments and fixed charges, by fixed charges. Fixed charges consist of interest expenses, capitalized interest and imputed interest on our leased obligations. For fiscal years 2008, 2009, 2010 and 2011 earnings were insufficient to cover fixed charges by $244.5 million, $178.1 million, $214.3 and $4.0 million, respectively. For fiscal year 2012, the ratio of earnings to fixed charges was 1.1x.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our historical financial statements and related notes included elsewhere herein and the information set forth under “Item 6. Selected Financial Data”.

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

Overview

We are the leading global provider of development solutions and advanced delivery technologies for drugs, biologics and consumer health products. Through our extensive capabilities and deep expertise in product development, we help our customers bring more products to market, faster. Our advanced delivery technology platforms, the broadest and most diverse combination of intellectual property and proven formulation, manufacturing and regulatory expertise available to the industry, enable our customers to bring more products and better treatments to the market. Across both development and delivery, our commitment to reliably supply our customers’ needs serves as the foundation for the value we provide. We operate through four businesses: Development & Clinical Services, Softgel Technologies, Modified Release Technologies, and Medication Delivery Solutions. We believe that through our prior and ongoing investments in growth-enabling capacity and capabilities, our entry into new markets, our ongoing focus on operational and quality excellence, our innovation activities, the sales of existing customer products, and the introduction of new customer products, we will continue to benefit from attractive margins and realize the growth potential from these areas.

For financial reporting purposes, we present three distinct financial reporting segments based on criteria established by U.S. GAAP: Development & Clinical Services, Oral Technologies and Medication Delivery Solutions. The Oral Technologies segment includes the Softgel Technologies and Modified Release Technologies businesses.

•

Development & Clinical Services. We provided manufacturing, packaging, storage and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes dose form manufacturing or over-encapsulation where needed, supplying placebos, comparator drug procurement, clinical packages and kits for physicians and patients, inventory management, investigator kit ordering and fulfillment, and return supply reconciliation and reporting. We support trials in all regions of the world through our facilities and distribution network. In Fiscal 2012 we substantially expanded this business via the Aptuit CTS acquisition in February 2012 (see Note 2 to the Consolidated Financial Statements for further discussion.)

We also offer analytical chemical and cell-based testing and scientific services, respiratory products formulation and manufacturing, regulatory consulting, and bioanalytical testing for biologic products. Our respiratory product capabilities include development services for inhaled products for delivery via metered dose inhalers, dry powder inhalers and nasal sprays. Demand for our offerings is driven by the need for scientific expertise and depth and breadth of services offered, as well as by the reliable supply thereof (including quality, execution and performance). We provide global regulatory and clinical support services for our customers’ regulatory and clinical strategies during all stages of development. We have ten facilities, including five in North America, four in Europe and one in the Asia Pacific region. Our Development & Clinical Services segment represented approximately 16% of total net revenue for Fiscal 2012 on a combined basis before inter-segment eliminations.

•

Oral Technologies. We provide advanced oral delivery technologies, including formulation, development and manufacturing of oral dose forms for prescription and consumer health products. These oral dose forms include softgel, modified release and immediate release solid oral technology products. At certain facilities we also provide integrated primary packaging services for the products we manufacture.

Through our Softgel Technologies business, we provide formulation, development and manufacturing services for soft gelatin capsules, or “softgels”, which we first commercialized in the 1930s. We are the market leader in overall softgel manufacturing, and hold the leading market position in the prescription arena. Our principal softgel technologies include traditional softgel capsules (in which the shell is made from animal-derived materials) and VegiCaps capsules (in which the shell is made from vegetable-derived materials), which are used in a broad range of customer products, including prescription drugs, over-the-counter medications, and vitamins and supplements. Softgel capsules encapsulate liquid, paste or oil-based active compounds in solution or suspension into an outer shell, filling and sealing the capsule simultaneously. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter compounds, and to provide safe handling of hormonal, potent and cytotoxic drugs. We also participate in the softgel vitamin, mineral and supplement business in selected regions around the world. With the 2001 introduction of our vegetable-derived softgel shell, VegiCaps capsules, drug and consumer health manufacturers have been able to expand extend the compatibility of the softgel dose form with to a broader range of active ingredients, as well as and serve patient/consumer populations that were previously inaccessible due to religious, dietary or cultural preferences. Our VegiCaps capsules are patent protected in most major global markets. Physician and patient studies we have conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient adherence with dosing regimens.

Through our Modified Release Technologies business we provide formulation, development and manufacturing services for fast-dissolve tablets and both proprietary and conventional controlled release products. We launched our orally dissolving tablet business in 1986 with the introduction of Zydis tablets, a unique oral dosage form that is freeze-dried in its package, can be swallowed without water, and typically dissolves in the mouth in less than three seconds. Most often used for indications, drugs and patient groups that can benefit from rapid oral disintegration, the Zydis technology is utilized in a wide range of products and indications, including treatments for a variety of central nervous system-related conditions such as migraines, Parkinsons’ Disease, schizophrenia, and pain-relief. Zydis tablets continue to be used in new ways by our customers as we extend the application of the technology to new categories, such as for immunotherapies, vaccines and biologics delivery. We have recently added two new technology platforms to the Modified Release business portfolio, including the highly flexible OptiDose technology, already commercially proven in Japan, and the development stage LyoPan oral dissolving tablet technology. We plan to continue to expand the development pipeline of customer products for all of our Modified Release technologies. Representative Modified Release Technology business customers include Pfizer, Novartis, Merck, GlaxoSmithKline, Eli Lilly and Johnson & Johnson.

We have thirteen Oral Technologies facilities in nine countries, including three in North America, six in Europe, two in South America and two in the Asia-Pacific region. Our Oral Technologies segment represented approximately 71% of total net revenue for Fiscal 2012 on a combined basis before inter-segment eliminations.

•

Medication Delivery Solutions. We provide formulation, development and manufacturing services for advanced delivery of drugs and biologics, including products administered via for injection, inhalation and ophthalmic routes, using both traditional and advanced technologies. Our range of injectable manufacturing offerings includes filling drugs or biologics into pre-filled syringes, and bags and other delivery formats, with flexibility to accommodate other formats within our existing network, focused increasingly on complex and difficult products. With our range of injectable solutions technologies we are able to meet a wide range of specifications, timelines and budgets. The complexity of the manufacturing process, the importance of experience and know-how, regulatory compliance, and the high start-up capital requirements create significant barriers to entry and, as a result, limit the number of competitors in the market. For example, blow-fill-seal is an advanced aseptic processing technology which uses a continuous process to form, fill with drug, and seal a plastic container in a sterile environment. Blow-fill-seal units typically cost less than traditional sterile forms on a per-unit basis and are currently used primarily for non-injectable a variety of pharmaceuticals in liquid form, such as respiratory, ophthalmic and otic products. We are a leader in the outsourced blow-fill-seal market, and operate one of the largest capacity commercial manufacturing blow-fill-seal facilities in the world. Our sterile blow-fill-seal manufacturing has the capacity and flexibility of manufacturing configurations and business provides flexible and scalable solutions for unit-dose delivery of complex formulations such as suspensions and emulsions, products that are temperature, light and/or oxygen-sensitive. We also provide as well as innovative design and engineering container design and manufacturing solutions related to complex container design and manufacturing. Our regulatory expertise can leads to decreased time to commercialization, and our dedicated development production lines support feasibility, stability and clinical runs. We plan to continue to expand our product line in existing and new markets, and in higher margin specialty products with additional respiratory, ophthalmic, and injectable and nasal applications. Representative customers include Pfizer, Sanofi-Aventis, Novartis and Roche.

Our biologics offerings include our formulation development and cell-line manufacturing based on our advanced and patented Gene Product Expression (“GPEx”) technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and bio-similar biologic compounds. Our GPEx® technology can provide rapid cell line development, high biologics production yields, flexibility and versatility. We are investing in expanded capability and capacity to produce clinical scale biologic supplies; once complete, combined with offerings from other parts of Catalent and external partners, we can enable a developer of new biologic entities, biosimilars or biobetters to bring a product from gene to market commercialization, faster.

We have four Medication Delivery Solutions manufacturing facilities, including two in North America and two in Europe. Our Medication Delivery Solutions segment represented approximately 13% of total net revenue for Fiscal 2012 on a combined basis before inter-segment eliminations.

Recent Developments

On February 17, 2012, the Company completed its acquisition of the Clinical Trial Supplies business (the “CTS Business”) of Aptuit, LLC, a Delaware limited liability company (“Aptuit”), by purchasing the outstanding shares of capital stock of Aptuit Holdings, Inc., a wholly-owned subsidiary of Aptuit (the “CTS Acquisition”). The acquisition was completed in connection with the pursuit of our strategic growth initiatives. Catalent purchased the outstanding shares of capital stock of the CTS Business from Aptuit for a purchase price of approximately $400.0 million. Aptuit Holdings, Inc. is now a direct, wholly-owned subsidiary of Catalent. Catalent financed the CTS Acquisition and related fees and expenses using the proceeds from a new $400.0 million incremental term loan facility and cash on hand. During the year ended June 30, 2012, Catalent incurred approximately $14.1 million in transaction related costs in connection with the acquisition of the CTS Business. These costs are reflected in “Selling, general and administrative expenses” on the Consolidated Statements of Operations.

In February 2012, the Company acquired the remaining 49% minority share of the R.P. Scherer business in Eberbach, Germany from Gelita AG. The purchase was comprised of a cash payment and a note which is payable over a three year period. The cash paid is reflected in the investing section of our statement of cash flows within the caption ‘cash paid for acquisitions’. The transaction was accounted for as a transaction between shareholders and is reflected as such within our statement of stockholders equity.

In June 2012, the Company sold its North American commercial packaging operation in a cash transaction. Concurrent with the completion of the sale, the Company reached a conclusion that the extinguishment of cash flows resulted in the North American commercial packaging operation being classified as a discontinued operation. Accordingly, all current and prior period financial information have been reclassified within the Consolidated Financial Statements to discontinued operations captions within the statements of operations and cash flow. The U.S. commercial packaging operations were previously reported in the Company’s Packaging Services segment. Concurrent with the sale, the operations and financial results of the commercial packaging operations outside the U.S. were reclassified to the Oral Technologies reporting segment. The Packaging Services segement ceased to be a reportable segment within continuing operations.

Critical Accounting Policies and Estimates

The following disclosure is provided to supplement the descriptions of the Company’s accounting policies contained in Note 1 to the Consolidated Financial Statements in regard to significant areas of judgment. Management was required to make certain estimates and assumptions during the preparation of its Consolidated Financial Statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the Consolidated Financial Statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our Consolidated Financial Statements than others. What follows is a discussion of some of our more significant accounting policies and estimates.

Revenues and Expenses

Net Revenue

We sell products and services directly to our pharmaceutical, biotechnology and consumer health customers. The majority of our business is conducted through supply or development agreements. Revenue is recognized net of sales returns and allowances. The majority of our revenue is charged on a price-per-unit basis and is recognized either upon shipment or delivery of the product or service. Revenue generated from research and development arrangements are generally priced by project and are recognized either upon completion of the required service or achievement of a specified project phase or milestone.

Our overall net revenue is generally impacted by the following factors:

•	Fluctuations in overall economic activity within the geographic markets in which we operate;

•

Sales trends for our customers’ products, the level branded and generic product competition they experience, the levels of their outsourcing, and the impact of regulation and healthcare reimbursement upon their products and the timing and uptake of their product launches;

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

Long-lived and Other Definite Lived Intangible Assets

We allocate the cost of an acquired company to the tangible and identifiable intangible assets and liabilities acquired, with the remaining amount being recorded as goodwill. Certain intangible assets are amortized over their estimated useful life.

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

If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on fair value, which we derive either by the estimated cash flows expected to result from the use of the asset and its eventual disposition or on assumptions we believe marketplace participants would utilize and comparable marketplace information in similar arms length transactions. We then compare weighted values to the asset’s carrying amount. Any impairment loss recognized would represent the excess of the asset’s carrying value over its estimated fair value. Significant estimates and judgments are required when estimating such fair values. If it is determined that these assets are impaired, an impairment charge would be recorded and the amount could be material. See Note 4 to the Consolidated Financial Statements for further discussion.

Goodwill

The Company accounts for goodwill and intangible assets with indefinite lives in accordance with Accounting Standard Codification (“ASC”) 350 Goodwill, Intangible and Other Assets. Under ASC 350, goodwill and intangible assets with indefinite lives are tested for impairment at least annually utilizing both qualitative and quantitative assessments. In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. We early adopted this guidance for our annual goodwill impairment test that was conducted as of April 1, 2012. In performing the 2012 goodwill impairment test, we assessed the relevant qualitative factors and concluded that it is more likely than not that the fair values of our reporting units are greater than their carrying amounts. After reaching this conclusion, no further testing was performed. See Note 3 to the Consolidated Financial Statements for further discussion.

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

Derivative Instruments and Hedging Activities

As required by ASC 815 Derivatives and Hedging (ASC 815), the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under ASC 815.

Equity-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation- Stock Compensation (ASC 718), which requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and employee stock purchase plans. The expense is determined using the fair value of the award at its grant date based on the estimated number of awards that are expected to vest, and recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate. The Company’s parent, PTS Holdings Corp., has a stock incentive plan for the purposes of retaining certain key employees and directors.

Income Taxes

In accordance with the provisions of ASC 740 Income Taxes (ASC 740), the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes are not provided on the undistributed earnings of subsidiaries outside of the U.S. when it is expected that these earnings are permanently reinvested. The Company has not made any provision for U.S. income taxes on the undistributed earnings of foreign subsidiaries as those earnings are considered permanently reinvested in the operations of those foreign subsidiaries.

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Elements of this standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of June 30, 2010, the Company had a total of $39.4 million of unrecognized tax benefits, including accrued interest as applicable.

On February 17, 2012, Catalent completed its acquisition of Aptuit Holdings, Inc. and subsidiaries for a purchase price of approximately $400.0 million. The acquisition was a taxable stock acquisition and was made with no Section 338 election. The acquisition created significant intangible value for book purposes, which gave rise to a large deferred tax liability (“DTL”), as there was no corresponding step-up for tax purposes. Overall, the acquisition resulted in a net DTL of about $39 million. Under the acquisition accounting rules, an amount of Goodwill equal to the $39 million net DTL was recorded on the opening balance sheet. As part of the purchase agreement the Company is indemnified for tax liabilities which may arise in the future relating to periods prior to the acquisition date.

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

Continued strengthening in early stage development pipelines for drugs and biologics, compounded by increasing clinical trial breadth and complexity, sustain our belief in the attractive growth prospects for development solutions. Large companies are in many cases reconfiguring their R&D resources, increasingly involving appointment of strategic partners for key outsourced functions. Additionally, an increasing portion of compounds in development are from companies who less frequently have full R&D infrastructure, and thus are more likely to need strategic development solutions partners.

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

Results of Operations

Use of EBITDA from continuing operations and Adjusted EBITDA

Management measures operating performance based on consolidated earnings from continuing operations before interest expense, expense/(benefit) for income taxes and depreciation and amortization and is adjusted for the income or loss attributable to noncontrolling interest (“EBITDA from continuing operations”). EBITDA from continuing operations is not defined under U.S. GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with U.S. GAAP and is subject to important limitations.

We believe that the presentation of EBITDA from continuing operations enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and use this measure for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that EBITDA from continuing operations will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates depreciation and amortization expense. We present EBITDA from continuing operations in order to provide supplemental information that we consider relevant for the readers of the Consolidate Financial Statements, and such information is not meant to replace or supersede U.S. GAAP measures. Our definition of EBITDA from continuing operations may not be the same as similarly titled measures used by other companies.

In addition, the Company evaluates the performance of its segments based on segment earnings before minority interest, other (income)/expense, impairments, restructuring costs, interest expense, income tax expense/(benefit), and depreciation and amortization (“Segment EBITDA”).

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

The most directly comparable GAAP measure to EBITDA from continuing operations and Adjusted EBITDA is earnings/(loss) from continuing operations. Included in this report is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations and to Adjusted EBITDA.

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

Fiscal Year Ended June 30, 2012 compared to Fiscal Year Ended June 30, 2011

Results for the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011 are as follows:

	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011	Increase/(Decrease)
(in millions)			Change $	Change %
Net revenue	$1,694.8	$1,531.8	$163.0	11%
Cost of products sold	1,136.2	1,029.7	106.5	10%

Gross Margin	558.6	502.1	56.5	11%
Selling, general and administrative expense	348.1	288.3	59.8	21%
Impairment charges and (gain)/loss on sale of assets	1.8	3.6	(1.8)	*
Restructuring and other	19.5	12.5	7.0	56%
Property and casualty gain/(losses), net	(8.8)	11.6	(20.4)	*

Operating earnings/(loss)	198.0	186.1	11.9	6%
Interest expense, net	183.2	165.5	17.7	11%
Other (income)/expense, net	(3.8)	26.0	(29.8)	*

Earnings/(loss) from continuing operations before income taxes	18.6	(5.4)	24.0	*
Income tax expense/ (benefit)	16.5	23.7	(7.2)	-30%

Earnings/(loss) from continuing operations	2.1	(29.1)	31.2	-107%
Earnings /(loss) from discontinued operations	(41.3)	(21.0)	(20.3)	97%

Net earnings/(loss)	(39.2)	(50.1)	10.9	-22%
Net earnings/(loss) attributable to noncontrolling interest	1.2	3.9	(2.7)	-69%

Net earnings/(loss) attributable to Catalent	$(40.4)	$(54.0)	$13.6	-25%

*	Percentage not meaningful

Net Revenue

Net revenue increased $163.0 million, or 11%, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted revenue by 1%, or $17.2 million. Excluding the impact of foreign exchange, net revenue increased by $180.2 million, or 12%, as compared to fiscal year 2011. The increase was primarily due to increased demand within the Development & Clinical Services and the Oral Technologies segments, partially offset by decreases within Medication

Delivery Solutions. The Oral Technologies increase was a result of stronger demand for prescription and consumer health softgels within multiple geographies, as well as an increase for controlled release products within North America and Europe. Increased market demand for customer products using the Zydis® technology also contributed to the segment’s favorability. The Development & Clinical Services volume increase was primarily related to strong demand for clinical and analytical services within North America and Europe, as well as due to the acquisition of Aptuit’s CTS business which closed in mid-February of the current fiscal year and contributed approximately $67.9 million to the revenue increase. Within the Medication Delivery Solutions segment, revenue was lower compared to the prior fiscal year due to decreased demand within our European injectable facilities, partially offset by increased demand for products within our blow-fill-seal offering.

Gross Margin

Gross margin increased $56.5 million, or 11%, compared to the prior fiscal year. The stronger U.S. dollar unfavorably impacted gross margin by approximately 2%, or $7.7 million. Excluding the impact of foreign exchange, gross margin increased by $64.2 million, or 13%, primarily due to favorable product mix related to the revenue increases within the Oral Technologies segment and the increased demand for analytical and clinical services within the Development and Clinical Services segment. The aforementioned acquisition of Aptuit’s CTS business contributed approximately $18 million to the increase in gross margin.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $59.8 million, or 21%, compared to prior fiscal year. The increase from the prior fiscal year is primarily related to transaction related expenses incurred in connection with the acquisition of the CTS business, the recognition of a multi-employer pension plan obligation related to an ongoing operation, incentive-based variable employee related costs and continued investments in our sales and marketing function across the global network. In addition, the acquisition of the Aptuit CTS business resulted in $15.0 million additional selling, general and administrative expenses.

Impairment charges and (gain)/loss on sale of assets

In fiscal year 2012, in conjunction with the Company’s routine review of its long-lived asset portfolio we recorded an impairment charge related to property, plant and equipment of approximately $1.8 million, net of any gains on sale of equipment. During fiscal years 2012 and 2011, no goodwill or intangible asset impairment charges were recorded.

Restructuring and Other

Restructuring and other charges of $19.5 million for the fiscal year ended June 30, 2012 increased $7.0 million compared to the prior fiscal year. The charges for the fiscal year ended June 30, 2012 primarily include costs to consolidate and streamline our manufacturing footprint and employee related charges resulting from organizational changes and workforce reductions to adjust the capacity of our workforce within our business units. During fiscal year 2011, restructuring and special charges of $12.5 million were primarily related to asset impairments of facilities expected to be consolidated and additional costs associated with real estate exited in a prior period.

Interest Expense, net

Interest expense, net of $183.2 million for the fiscal year ended June 30, 2012 increased $17.7 million, primarily driven by the incremental term loan borrowing of $400 million entered into in the third fiscal quarter and the increased interest associated with the extension of approximately 80% of our original U.S. dollar and Euro denominated term loans.

Other (Income)/Expense, net

Other income, net increased to $3.8 million of income in the current year as compared to a loss of $26.0 million in the prior fiscal year. This fluctuation primarily resulted from the non-cash unrealized foreign currency transaction losses recognized in the prior year while no such losses were recognized in the current fiscal year.

Income Tax Provision/(Benefit)

The income tax provision/(benefit) rate relative to earnings/(loss) before income taxes, minority interest and discontinued operations was 88.8% in fiscal 2012 and an amount in excess of 100 % in fiscal 2011, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Key drivers in permanent differences year over year include the reversal of intercompany dividend income which is not includible for tax purposes, disallowed interest expense as well as a non-deductible asset impairment.

Our Fiscal 2012 provision for income taxes was $16.5 million, relative to income before income taxes of $18.6 million, and resulted in an effective tax rate of 88.8%. Our fiscal 2011 provision for income taxes was $23.7 million and relative to losses before income taxes of ($5.4) million resulted in an effective tax rate of in excess of 100% due to the mix of profits and losses in various jurisdictions.

Segment Review

The Company’s results on a segment basis for the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011 are as follows:

	Fiscal Year Ended June 30,		Increase/(Decrease)
(in millions)	2012	2011	Change $	Change %
Oral Technologies
Net revenue	$1,220.2	$1,159.0	$61.2	5%
Segment EBITDA	334.6	308.4	26.2	8%
Medication Delivery Solutions
Net revenue	223.9	238.6	(14.7)	-6%
Segment EBITDA	27.5	33.5	(6.0)	-18%
Development and Clinical Services
Net revenue	268.3	157.0	111.3	71%
Segment EBITDA	53.0	30.1	22.9	76%
Inter-segment revenue elimination	(17.6)	(22.8)	5.2	-23%
Unallocated Costs (1)	(84.8)	(100.3)	15.5	-15%
Combined Total
Net revenue	1,694.8	1,531.8	163.0	11%
EBITDA from continuing operations	$330.3	$271.7	$58.6	22%

(1)	Unallocated costs includes U.S. GAAP restructuring and other, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Fiscal Year Ended June 30,
(in millions)	2012	2011
Impairment charges and gain/(loss) on sale of assets	$(1.8)	$(3.6)
Equity compensation	(3.7)	(3.9)
Restructuring and other items	(45.8)	(24.9)
Property and casualty losses	8.8	(11.6)
Sponsor advisory fee	(11.8)	(10.6)
Noncontrolling interest	(1.2)	(3.9)
Other income/(expense), net	3.8	(26.0)
Non-allocated corporate costs, net	(33.1)	(15.8)

Total unallocated costs	$(84.8)	$(100.3)

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA:

	Fiscal Year Ended June 30,
(in millions)	2012	2011
Earnings/(loss) from continuing operations	$2.1	$(29.1)
Depreciation and amortization	129.7	115.5
Interest expense, net	183.2	165.5
Income tax (benefit)/expense	16.5	23.7
Noncontrolling interest	(1.2)	(3.9)

EBITDA from continuing operations	$330.3	$271.7

Oral Technologies segment

Net revenues increased by 5%, or $61.2 million, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted the segment’s revenue by 1%, or $13.3 million. Excluding the impact of foreign exchange rates, net revenue increased by 6%, or $74.5 million. This increase was primarily driven by increase demand for controlled release, prescription and consumer health softgel offerings, and increased demand of our customers’ products which utilize our Zydis technology platform.

Segment EBITDA increased by 8%, or $26.2 million. Oral Technologies’ EBITDA was unfavorably impacted by foreign exchange rate movements by 2%, or $6.2 million. Excluding the impact of foreign exchange rates, the increase was 10%, or $32.4 million, which was primarily related to the previously mentioned sales volume increases as well as favorable product mix and improved productivity and fixed manufacturing cost management within the segment.

Medication Delivery Solutions segment

Net revenues decreased by 6%, or $14.7 million, compared to the prior fiscal year. The stronger U.S. dollar negatively impacted the segment’s revenue by approximately 1%, or $2.0 million. Excluding the impact of foreign exchange rates, net revenues decreased 5%, or $12.7 million, which was primarily driven by decreased demand for both flu and non-flu pre-filled syringe products within our European injectable facilities as well as lower year over year revenue from our biologics offering. These revenue declines were partially offset by increased demand for products utilizing our blow-fill-seal platform.

Segment EBITDA decreased by 18%, or $6.0 million. The stronger U.S. dollar negatively impacted Medication Delivery Solutions’ EBITDA by approximately 2%, or $0.5 million. Excluding the impact of foreign exchange rates, the $5.5 million, or 17%, decrease was primarily due to the decreased demand for both flu and non-flu pre-filled syringe products within our European injectable facilities, as discussed above, and were partially offset by favorable product mix and manufacturing efficiency improvements within our blow-fill-seal operation.

Development and Clinical Services segment

Net revenues increased by 71%, or $111.3 million. The stronger U.S. dollar negatively impacted the segment’s revenue by 1%, or $2.0 million. Excluding the impact of foreign exchange rates, net revenues increased by 72%, or $113.3 million. The CTS Acquisition which closed in the third quarter of the current fiscal year contributed approximately $67.9 million of the revenue increase. The remaining increase was primarily related to strong demand for analytical and clinical services within North America and Europe.

Segment EBITDA increased by $22.9 million, primarily due to the previously mentioned stronger demand within the Company’s clinical services and analytical offerings, as well as due to the acquisition of Aptuit’s CTS business which contributed approximately $13.5 million of the EBITDA increase. The segment’s EBITDA was immaterially impacted by foreign exchange rates.

Fiscal Year Ended June 30, 2011 compared to Fiscal Year Ended June 30, 2010

Results for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010 are as follows:

	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010	Increase/(Decrease)
(in millions)			Change $	Change %

Net revenue	$1,531.8	$1,480.4	$51.4	3%
Cost of products sold	1,029.7	1,039.5	(9.8)	-1%

Gross Margin	502.1	440.9	61.2	14%
Selling, general and administrative expense	288.3	270.1	18.2	7%
Impairment charges and (gain)/loss on sale of assets	3.6	214.8	(211.2)	-98%
Restructuring and other	12.5	17.7	(5.2)	-29%
Property and casualty gain/(losses), net	11.6	—	11.6	*

Operating earnings/(loss)	186.1	(61.7)	247.8	*
Interest expense, net	165.5	161.0	4.5	3%
Other (income)/expense, net	26.0	(7.3)	33.3	*

Earnings/(loss) from continuing operations before income taxes	(5.4)	(215.4)	210.0	-97%
Income tax expense/ (benefit)	23.7	21.9	1.8	8%

Earnings/(loss) from continuing operations	(29.1)	(237.3)	208.2	-88%
Earnings /(loss) from discontinued operations	(21.0)	(49.7)	28.7	-58%

Net earnings/(loss)	(50.1)	(287.0)	236.9	-83%
Net earnings/(loss) attributable to noncontrolling interest	3.9	2.6	1.3	50%

Net earnings/(loss) attributable to Catalent	$(54.0)	$(289.6)	$235.6	-81%

*	Percentage not meaningful

Net Revenue

Net revenue increased $51.4 million, or 3%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted revenue by less than 1%, or $6.0 million. Excluding the impact of foreign exchange, net revenue increased by $45.4 million, or 3%, during the fiscal year 2011. The increase was primarily due to increased demand within the Oral Technologies and Development & Clinical Services segments. The Oral Technologies increase was a result of stronger demand for prescription and consumer health softgels within multiple geographies, as well as an increase for controlled release products within North America and Europe, partially offset by decreased market demand for customer products using the Zydis® technology realized in the first half of the year. The Development & Clinical Services volume increase was primarily related to strong demand for clinical services within North America and Europe. The Medication Delivery Solutions segment was modestly ahead of the prior fiscal year due to strong demand within one of our European injectable facilities.

Gross Margin

Gross margin increased $61.2 million, or 14%, compared to the same period a year ago. The weaker U.S. dollar favorably impacted gross margin by less than 1%, or $1.6 million. Excluding the impact of foreign exchange, gross margin increased by $59.6 million, or 14%, primarily due to favorable product mix related to the revenue increases within the Oral Technologies segment, as well as the increased demand for clinical services within the Development and Clinical Services segment. Improved productivity and fixed manufacturing cost management within our segments also contributed to the margin expansion.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $18.2 million, or 7%, compared to Fiscal 2010. The increase from the prior fiscal year is primarily related to an increase in research and development spending within our segments and investments in expanding our sales and marketing function across our global network.

Impairment charges and (gain)/loss on sale of assets

In fiscal year 2011 we recorded an impairment charge related to property, plant and equipment of approximately $3.6 million, net of any gains on sale of equipment, in conjunction with the Company’s routine review of its long-lived asset portfolio. During fiscal year 2011, no goodwill or intangible asset impairment charges were recorded.

During fiscal year 2010, the Company concluded that goodwill impairment indicators existed in the Medication Delivery Solutions segment and recorded a non-cash goodwill impairment charge of $158.3 million, charges related to the impairment of other definite-lived intangible assets under ASC 350 of $15.8 million and $3.1 million of impairment charges related to property, plant and equipment.

Impairment charges are recorded within the Consolidated Statements of Operations as impairment charges and gain/(loss) on sale of assets.

Restructuring and Other

Restructuring and other charges of $12.5 million for Fiscal 2011 decreased $5.2 million compared to the prior fiscal year. The charges for Fiscal 2011 included asset impairment and real estate charges related to facility consolidations announced in prior periods, employee related charges resulting from organizational changes and workforce reductions to adjust the capacity of our workforce within our business units. During Fiscal 2010, restructuring and special charges of $17.7 million were primarily related to asset impairments of facilities expected to be consolidated and additional costs associated with real estate exited in a prior period.

Interest Expense, net

Interest expense, net of $165.5 million for the Fiscal 2011 increased $4.5 million, primarily driven by the higher average foreign exchange rates compared to the Fiscal 2010 and the full year impact interest expense associated with our senior toggle notes as compared to a partial year impact in the prior year.

Other (Income)/Expense, net

Other expense, net increased by $33.3 million for the fiscal year ended June 30, 2011 compared to the same period of the prior fiscal year. This fluctuation primarily resulted from recording non-cash unrealized foreign currency transaction losses of $13.2 million during the fiscal year 2011 compared with $28.4 million of non-cash unrealized foreign currency transaction gains in the comparable prior year period. In addition, Euro hedge losses recorded in the prior year period totaled $3.3 million as compared to $0.2 million gain during the fiscal period ended June 30, 2011 due to the designation of the financial instrument for hedge accounting purposes effective October 1, 2010. These amounts were offset by a decrease in realized foreign currency losses of approximately $5.5 million associated with inter-company loan activity.

Income Tax Provision/(Benefit)

The income tax provision/(benefit) rate relative to earnings/(loss) before income taxes, minority interest and discontinued operations was in excess of 100% in fiscal 2011 and 10.2% in fiscal 2010. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our fiscal 2011 provision for income taxes was $23.7 million, relative to losses before income taxes of ($5.4) million, and resulted in an effective tax rate in excess of 100% due to the mix of profits and losses in various jurisdictions. Our fiscal 2010 provision for income taxes was $21.9 million and relative to losses before income taxes of ($215.4) million resulted in an effective tax rate of 10.2%.

Segment Review

Our results on a segment basis for the fiscal year ended June 30, 2011 compared to the fiscal year ended June 30, 2010.

	Fiscal Year Ended June 30,		Increase/(Decrease)
(in millions)	2011	2010	Change $	Change %
Oral Technologies
Net revenue	$1,159.0	$1,120.3	$38.7	3%
Segment EBITDA	308.4	274.3	34.1	12%
Medication Delivery Solutions
Net revenue	238.6	234.7	3.9	2%
Segment EBITDA	33.5	30.0	3.5	12%
Development and Clinical Services
Net revenue	157.0	144.9	12.1	8%
Segment EBITDA	30.1	23.5	6.6	28%
Inter-segment revenue elimination	(22.8)	(19.5)	(3.3)	17%
Unallocated Costs(1)	(100.3)	(267.1)	166.8	-62%
Combined Total
Net revenue	1,531.8	1,480.4	51.4	3%
EBITDA from continuing operations	$271.7	$60.7	$211.0	*

*	Percentage not meaningful
(1)	Unallocated costs includes U.S. GAAP restructuring and other, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Fiscal Year Ended June 30,
(in millions)	2011	2010
Impairment charges and gain/(loss) on sale of assets	$(3.6)	$(214.8)
Equity compensation	(3.9)	(2.6)
Restructuring and other items	(24.9)	(29.4)
Property and casualty losses	(11.6)	—
Sponsor advisory fee	(10.6)	(10.0)
Noncontrolling interest	(3.9)	(2.6)
Other income/(expense), net	(26.0)	7.3
Non-allocated corporate costs, net	(15.8)	(15.0)

Total unallocated costs	$(100.3)	$(267.1)

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA:

	Fiscal Year Ended June 30,
(in millions)	2011	2010
Earnings/(loss) from continuing operations	$(29.1)	$(237.3)
Depreciation and amortization	115.5	117.7
Interest expense, net	165.5	161.0
Income tax (benefit)/expense	23.7	21.9
Noncontrolling interest	(3.9)	(2.6)

EBITDA from continuing operations	$271.7	$60.7

Oral Technologies segment

Net revenues increased by 3%, or $38.7 million, compared to the same period a year ago. The weaker U.S. dollar positively impacted the segment’s revenue by 1%, or $9.5 million. Excluding the impact of foreign exchange rates, revenues increased by 3%, or $29.2 million. This increase was primarily driven by sales increases within the segment’s controlled release, prescription and consumer health softgel offerings, partially offset by declines for demand of our customers’ products which utilize our Zydis technology platform.

Segment EBITDA increased by 12%, or $34.1 million. Oral Technologies’ EBITDA was favorably impacted by foreign exchange rate movements by 1%, or $2.7 million. Excluding the impact of foreign exchange rates, the increase was $31.4 million, or 11%, which was primarily related to the previously mentioned sales volume increases as well as favorable product mix and improved productivity and fixed manufacturing cost management.

Medication Delivery Solutions segment

Net revenues increased by 2% or $3.9 million. The stronger U.S. dollar negatively impacted Medication Delivery Solutions’ revenue by approximately 1%, or $2.8 million. Excluding the impact of foreign exchange rates, net revenues increased 3%, or $6.7 million, which was primarily driven by an increased demand for non-flu pre-filled syringes products within one of our European injectable facilities.

Segment EBITDA increased by 12%, or $3.5 million. The stronger U.S. dollar negatively impacted Medication Delivery Solutions’ EBITDA growth by approximately 2%, or $0.6 million. Excluding the impact of foreign exchange rates, the increase was 14%, or $4.1 million, primarily due to increased demand for non-flu pre-filled syringe products within one of the Company’s European injectable facilities, as discussed above, as well as favorable product mix and manufacturing efficiency improvements within the Company’s blow-fill-seal operation.

Development and Clinical Services segment

Net revenues increased by 8%, or $12.1 million. Foreign exchange rates had an immaterial impact on the segment’s results. The increase was primarily related to strong demand for clinical services within North America and Europe. The company’s analytical science services business was modestly ahead of the prior fiscal year.

Segment EBITDA increased by 28%, or $6.6 million, primarily due to the previously mentioned stronger demand within the company’s clinical services offering, as well as the implementation of fixed manufacturing cost saving efficiencies across many of the segment’s facilities. The segment’s EBITDA was immaterially impacted by foreign exchange rates.

Liquidity and Capital Resources

Sources and Use of Cash

The Company’s principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. In February, the Company used the proceeds from a $400.0 million incremental senior secured term loan facility due 2017, along with cash on hand, to finance the acquisition of the Aptuit CTS Business. As of June 30, 2012, the Company’s financing needs were supported by an approximately $200.3 million revolving credit agreement, which is reduced by $20.8 million of outstanding letters of credit. The revolving credit agreement matures April 10, 2016. The April 10, 2016 maturity date is subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the senior toggle notes, the senior subordinated notes and certain other unsecured debt. As of June 30, 2012, we had no outstanding borrowings under the Company’s revolving credit agreement.

We continue to believe that the Company’s cash from operations and available borrowings under the revolving credit facility will be adequate to meet the Company’s future liquidity needs for at least the next twelve months.

Cash Flows

Fiscal Year Ended June 30, 2012 Compared to the Fiscal Year Ended June 30, 2011

The following table summarizes our statement of cash flows from continuing operations for the fiscal year ended June 30, 2012 compared with the fiscal year ended June 30, 2011.

	Fiscal Year Ended June 30,
(in millions)	2012	2011	$ Change
Net cash provided by/(used in):
Operating activities	$87.7	$111.6	$(23.9)
Investing activities	(538.2)	(83.3)	(454.9)
Financing activities	$352.9	$(26.1)	$379.0

Operating activities

For the fiscal year ended June 30, 2012, cash provided by operating activities was $87.7 million compared to cash provided by operating activities of $111.6 million for the fiscal year ended June 30, 2011. The decrease was primarily driven by changes in working capital accounts and the cash payments made in connection with costs associated the sale of North American Commerical Packaging operations and the CTS Acquisition. In addition, cash flow computations are impacted by changes in our interest rate swaps, foreign exchange rates impacting our liability accounts and the impact of our income tax provision on our accrued income tax payable balance.

Investing activities

For the fiscal year ended June 30, 2012, cash used in investing activities was $538.2 million, an increase of $454.9 million compared to the year ending June 30, 2011. The increased cash used in investing activities was mainly driven by the acquisition of the CTS business and purchase of the remaining non-controlling interested in the joint venture in Eberbach Germany. Cash utilized for the purchase of property, equipment and other productive assets increased by $16.9 million as compared to the prior year, however, this increased cash outflow was offset by the collection of insurance proceeds related to capital purchases subsequent to the fire in Corby, U.K.

Financing activities

For the fiscal year ended June 30, 2012, cash provided by financing activities was $352.9 million compared to cash used in financing activities of $26.1 million in the same period a year ago. The year-over-year fluctuation was primarily attributable to the proceeds from borrowing on a term loan of $393.3 million, which was offset by repayments of certain long term obligations during the year.

Cash Flows

Fiscal Year Ended June 30, 2011 Compared to the Fiscal Year Ended June 30, 2010

The following table summarizes our statement of cash flows from continuing operations for the fiscal year ended June 30, 2011 compared with the fiscal year ended June 30, 2010.

	Fiscal Year Ended June 30,
(in millions)	2011	2010	$ Change
Net cash provided by/(used in):
Operating activities	$111.6	$231.5	$(119.9)
Investing activities	(83.3)	(70.2)	(13.1)
Financing activities	$(26.1)	$(56.7)	$30.6

Operating activities

For the fiscal year ended June 30, 2011, cash provided by operating activities was $111.6 million compared to cash provided by operating activities of $231.5 million for the fiscal year ended June 30, 2010. The reduction was primarily driven by our election to cease using the PIK feature of the Senior Toggle Notes in fiscal 2011 and to pay cash interest for the interest period ending on October 15, 2010. In addition, cash flow computations are impacted by changes in our interest rate swaps, foreign exchange rates impacting our liability accounts and the impact of our income tax provision on our accrued income tax payable balance.

Investing activities

For the fiscal year ended June 30, 2011, cash used in investing activities was $83.3 million, an increase of $13.1 million compared to the year ending June 30, 2010. The fluctuation was the result of higher fiscal year 2011 capital expenditures of $87.3 million as compared to the same prior fiscal year period, offset by an increase in the cash proceeds from the sale of assets.

Financing activities

For the fiscal year ended June 30, 2011, cash used in financing activities was $26.1 million compared to cash used in financing activities of $56.7 million in the same period a year ago. The year-over-year fluctuation was primarily attributable to the repayments of $36.0 million of borrowings from our revolving credit facility during Fiscal 2010, with no such payment being made in the Fiscal 2011 period.

Debt and Financing Arrangements

At June 30, 2012, the Company had four outstanding interest rate swaps, which expire on April 10, 2013 and May 15, 2013, as derivative instruments to manage the risk associated with the Company’s floating rate debt. The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of June 30, 2012, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

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

The unrealized losses on our interest rate swaps that are designated as effective cash flow hedges for accounting purposes were $36.9 million, net of tax and are recorded within Accumulated Other Comprehensive Loss on our balance sheet at June 30, 2012. The unrealized gains on our interest rate swaps, which are effective economic hedges but not designated as effective for financial reporting purposes were $0.2 million and are recorded in other expense, net in our Consolidated Statements of Operations for the fiscal year ended June 30, 2012.

As of June 30, 2012, the Company was in compliance with all restrictive covenants related to its long-term obligations.

Senior Secured Credit Facilities

On April 10, 2007, in connection with the Acquisition, we entered into a $1.8 billion senior secured credit facility (the “Credit Agreement”) consisting of: (i) an approximately $1.4 billion term loan facility consisting of Dollar Term-1 Loans (the “Dollar Term-1 Loans”) and Euro Term Loans (the “Euro Term Loans”) and (ii) a $350 million revolving credit facility. We are required to repay the term loans in quarterly installments equal to 1% per annum of the original funded principal amount for the first six years and nine months, with the remaining amount payable on April 10, 2014. These repayments commenced on September 28, 2007.

The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings. Borrowings under the term loan facility and the revolving credit facility bear interest, at our option, at a rate equal to an applicable margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest per annum published by The Wall Street Journal from time to time, as the “prime lending rate” and (2) the federal funds rate plus   1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The weighted-average interest rates during the fiscal year ended December 31, 2012 were approximately 3.08% and 2.51% for the Euro-denominated and US-dollar denominated term loans, respectively and approximately 2.5% for the revolving credit facility.

In addition to paying interest on outstanding principal under our senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments there under. The initial commitment fee is 0.5% per annum. The commitment fee may be reduced subject to our attaining certain leverage ratios. We are also required to pay customary letter of credit fees.

The senior secured credit facilities are subject to amortization and prepayment requirements and contain certain covenants, events of default and other customary provisions.

On June 1, 2011, the Company and certain lenders amended the Credit Agreement in order to extend the maturity for certain Revolving Credit Loans and Revolving Credit Commitments. In particular, the Company converted $200.25 million of Revolving Credit Commitments and Revolving Credit Loans into new Revolving Tranche-2 Commitments and Revolving Tranche -2 Loans. The amendment set the applicable margin for the Revolving Tranche -2 Loans to a percentage per annum equal to (i) in the case of euro currency rate loans, 3.75%, and (ii) in the case of base rate loans, 2.75%, which may be reduced subject to our attaining certain leverage ratios. In addition, the Company extended the final maturity date of the converted facility to the ninth anniversary or April 10, 2016, subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the senior toggle notes, the senior subordinated notes and certain other unsecured debt which would cause the final maturity date to be an earlier date.

On February 17, 2012, in connection with the acquisition of the CTS Business, the Company entered into Amendment No. 2 to the Credit Agreement. The amendment provided senior secured financing consisting of a $400 million incremental term loan facility (the “Dollar Term-2 Loans”) pursuant to the exercise of the accordion feature under the Credit Agreement. The Dollar Term-2 Loans have substantially similar terms as the Dollar Term-1 Loans. The Company used the proceeds from the Dollar Term-2 Loans, along with cash on hand, to finance the acquisition of the CTS Business. The amendment set the applicable margin for the Dollar Term-2 Loans to a percentage per annum equal to (i) in the case of euro currency rate loans, 4.00%, subject to a floor of 1.25% and (ii) in the case of base rate loans, 3.00%, subject to a floor of 2.25%. The Dollar Term-2 Loans will mature on the earlier of (i) September 15, 2017 and (ii) the 91st day prior to the maturity of Company’s Senior Subordinated Notes or any permitted refinancing thereof; provided such Senior Subordinated Notes have an outstanding aggregate principal amount in excess of $100.0 million. The Company is required to repay installments on the Dollar Term-2 Loans in quarterly installments in aggregate annual amounts equal to 1.00% of their funded total principal amount, with the remaining amount payable on the date of maturity.

On February 24, 2012, the Company entered into Amendment No. 3 to the Credit Agreement to convert $796.8 million of Dollar Term-1 Loans into new Extended Dollar Term-1 Loans (the “Extended Dollar Term-1 Loans”) and €207.7 million of Euro Term Loans into new Extended Euro Term Loans (the “Extended Euro Term Loans”) with the consent solely of those lenders that agreed to convert their Dollar Term-1 Loans and/or Euro Term Loans, respectively. The Extended Dollar Term-1 Loans and the Extended Euro Term Loans have substantially similar terms as the Dollar Term-1 Loans and Euro Term Loans. The amendment set the applicable margin for the Extended Dollar Term-1 Loans and Extended Euro Term Loans to a percentage per annum equal to (i) in the case of euro currency rate loans, 4.00% and (ii) in the case of base rate loans, 3.00%. The final maturity date of the Extended Dollar Term-1 Loans and Extended Euro Term Loans was extended to the earlier of (i) September 15, 2016 and (ii) the 91 day prior to the maturity of the Company’s Senior Notes or any permitted refinancing thereof; provided such Senior Notes have an outstanding aggregate principal amount in excess of $100.0 million. On March 1, 2012, the Company entered into the Extension Amendment to the Credit Agreement in order to extend the maturity of an additional $11.0 million of Dollar Term-1 Loans into new Extended Dollar Term-1 Loans. In addition, the borrowing capacity of the $350.0 million revolving credit facility was reduced to $200.25 million in order to maintain a cost effective debt structure which is appropriate for our financing needs.

On April 27, 2012, the Company entered into Amendment No. 4 to the Credit Agreement in order to permit the Company to borrow an aggregate principal amount of up to $205 million of Refinancing Dollar Term-2 Loans (the “Refinancing Dollar Term-2 Loans”) with the consent of only the lenders agreeing to provide such Refinancing Dollar Term-2 Loans. The proceeds from the Refinancing Dollar Term-2 Loans were used to prepay in full all outstanding non-extended Dollar Term-1 Loans under the Credit Agreement. The Refinancing Dollar Term-2 Loans have identical terms with, and the same rights and obligations under the Credit Agreement as, the outstanding Dollar Term-2 Loans.

Senior Notes

On April 10, 2007, in connection with the Acquisition, we issued $565.0 million of 9.5%/10.25 % senior PIK-election fixed rate notes due 2015 (“Senior Toggle Notes”). The Senior Toggle Notes are unsecured senior obligations of the Company. Interest on the Senior Toggle Notes is payable semi-annually in arrears on each April 15 and October 15, which commenced on October 15, 2007. The PIK election feature expired with the interest period ended April 15, 2011. Therefore all remaining interest payments on the Senior Toggle Notes are to be paid entirely in cash at the cash interest rate of 9.5%. On and after April 15, 2011, we may redeem the Senior Toggle Notes at par plus specified declining premiums set forth in the indenture plus any accrued and unpaid interest to the date of redemption.

Senior Subordinated Notes

On April 10, 2007, in connection with the Acquisition, we issued €225.0 million 9 3/4 % Euro-denominated ($300.3 million dollar equivalent at the exchange rate effective on the issue date) Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company (including the senior credit facilities and the Senior Toggle Notes). Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on each April 15 and October 15, which commences on October 15, 2007. We may redeem the Senior Subordinated Notes at par plus specified declining premiums set forth in the senior subordinated indenture plus any accrued and unpaid interest to the date of redemption.

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

The senior credit facility and indentures governing the Senior Toggle Notes and the Senior Subordinated Notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2012, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

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

Historical and Adjusted EBITDA

In calculating Adjusted EBITDA, we add back certain non-cash, non-recurring and other items that are included in the definitions of EBITDA and consolidated net income as required in the indentures governing the notes. Adjusted EBITDA, among other things:

•	does not include non-cash stock-based employee compensation expense and certain other non-cash charges;

•	does not include cash and non-cash restructuring, severance and relocation costs incurred to realize future cost savings and enhance our operations;

•	adds back noncontrolling interest expense, which represents minority investors’ ownership of certain of our consolidated subsidiaries and is, therefore, not available to us; and

•	includes estimated cost savings which have not yet been fully reflected in our results.

Our Adjusted EBITDA for the fiscal year ended June 30, 2012 based on the definitions in our indentures is calculated as follows:

(in millions)	Last Twelve Months Ended June 30, 2012
Earnings/(loss) from continuing operations	$2.1
Interest expense, net	183.2
Income tax (benefit)/provision	16.5
Depreciation and amortization	129.7
Noncontrolling interest	(1.2)

EBITDA from continuing operations	330.3
Equity compensation(1)	3.7
Impairment charges and (gain)/loss on sale of assets(2)	1.9
U.S. GAAP Restructuring(3)	19.5
Acquisition, integration and other special items (4)	33.1
Property and casualty losses, net(5)	(8.8)
Foreign Exchange loss/(gain) (included in other, net)(6)	(4.6)
Other adjustments	1.4
Sponsor monitoring fee(7)	11.9

Subtotal	388.4
Estimated cost savings	—

Adjusted EBITDA	$388.4

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.
(2)	Reflects non-cash asset impairment charges and losses from the sale of assets not included in U.S. GAAP Restructuring discussed below.

(3)	Reflects U.S. GAAP restructuring charges which were primarily attributable to activities which focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure to optimize our business.
(4)	Primarily reflects acquisition and integration related costs attributable to discreet transactions occurring during Fiscal 2012 including the acquisition of the Aptuit CTS business and the purchase of the remaining 49% non-controlling interest in our joint venture in Eberbach Germany.
(5)	Primarily reflects property and casualty (gains)/losses resulting from fire damage to a U.K. packaging services operation and the associated insurance reimbursements.
(6)	Reflects ($3.7) million of unrealized foreign currency translation recorded on inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender. These unrealized gains were increased by the exclusion of realized foreign currency exchange rate gains from the non-cash and cash settlement of inter-company loans of ($0.9) million. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the companies trade operations.
(7)	Represents amount of sponsor advisory fee. See Related Party Transactions (Note 11) of the audited Consolidated Financial Statements.

Interest Risk Management

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of June 30, 2012 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with the Company’s floating USD LIBOR and EURIBOR rate debt were designated as effective cash flow hedges. The derivative used to manage the risk associated with the Company’s floating TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt is an effective economic hedge but is not designated as an effective cash flow hedge for financial reporting purposes.

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

Contractual Obligations

The following table summarizes our future contractual obligations as of June 30, 2012:

(in millions)	2013	2014 -2015	2016 -2017	Thereafter	Total
Long–term debt obligations(1)	$40.4	$718.5	$1,310.3	$556.5	$2,625.7
Capital lease obligations(2)	2.8	3.9	4.6	46.5	57.8
Operating leases(3)	9.1	9.6	4.3	3.7	26.7
Purchase obligations(4)	44.2	3.4	0.3	—	47.9
Other long-term liabilities(5)	3.8	4.3	4.2	36.8	49.1
Total financial obligations	$100.3	$739.7	$1,323.7	$643.5	$2,807.2

(1)	Represents maturities of our long-term debt obligations excluding capital lease obligations.
(2)	Represents maturities of our capital lease obligations included within long-term debt on our balance sheet.
(3)	Represents minimum rental payments for operating leases having initial or remaining non-cancelable lease terms.
(4)	Purchase obligations includes agreements to purchase goods or services that are enforceable and legally binding which specify all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. Purchase obligations disclosed above may include estimates of the time period in which cash outflows will occur. Purchase orders entered into in the normal course of business and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally cancelled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period.
(5)	Primarily related to liabilities associated with long term employee incentive and deferred compensation plans.

Off-Balance Sheet Arrangements

With the exception of operating leases we do not have any material off-balance sheet arrangements as of June 30, 2012.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes. We utilize derivative financial instruments, such as interest rate swaps, in order to mitigate risk associated with our variable rate debt.

Interest Rate Risk

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of June 30, 2012, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans due in April and May 2013. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

As of June 30, 2012, the Company had three outstanding interest rate derivatives which were effective for financial accounting purposes as of June 30, 2012 with a combined notional value of $760.0 million and €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In addition, the Company has a Japanese Yen interest rate swap which is economically effective but is not designated as an effective hedge for financial reporting and is included in the Consolidated Statements of Operations as Other (Income)/Expense. After taking into consideration our ratio of fixed-to-floating rate debt, a 100 basis point increase in such rates would increase our annual interest expense by approximately $0.5 million.

Foreign Currency Exchange Risk

By nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European Euro, British pound, Argentinean peso, Brazilian real, Japanese Yen and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, the functional currency of the parent. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of other comprehensive income utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other expense, net”. Such foreign currency transaction gains and losses include inter-company loans denominated in non-U.S. dollar currencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

Catalent Pharma Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Catalent Pharma Solutions, Inc. and subsidiaries (the Company) as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in shareholder’s equity, and cash flows for each of the three years in the period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalent Pharma Solutions, Inc. and subsidiaries at June 30, 2012 and 2011 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

MetroPark, New Jersey

September 4, 2012

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions)

	Year Ended June 30, 2012	Year Ended June 30, 2011	Year Ended June 30, 2010
Net revenue	$1,694.8	$1,531.8	$1,480.4
Cost of products sold	1,136.2	1,029.7	1,039.5

Gross Margin	558.6	502.1	440.9
Selling, general and administrative expenses	348.1	288.3	270.1
Impairment charges and (gain)/loss on sale of assets	1.8	3.6	214.8
Restructuring and other	19.5	12.5	17.7
Property and casualty (gain)/losses, net	(8.8)	11.6	—

Operating earnings/(loss)	198.0	186.1	(61.7)
Interest expense, net	183.2	165.5	161.0
Other (income)/expense, net	(3.8)	26.0	(7.3)

Earnings/(loss) from continuing operations before income taxes	18.6	(5.4)	(215.4)
Income tax expense/(benefit)	16.5	23.7	21.9

Earnings/(loss) from continuing operations	2.1	(29.1)	(237.3)
Earnings/(loss) from discontinued operations, net of tax	(41.3)	(21.0)	(49.7)

Net earnings/(loss)	(39.2)	(50.1)	(287.0)
Net earnings/(loss) attributable to noncontrolling interest, net of tax	1.2	3.9	2.6

Net earnings/(loss) attributable to Catalent	$(40.4)	$(54.0)	$(289.6)

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except shares)

	June 30, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$139.0	$205.1
Trade receivables, net	338.3	262.1
Inventories	118.7	130.8
Prepaid expenses and other	108.7	93.5
Assets held for sale	—	66.2

Total current assets	704.7	757.7
Property, plant and equipment, net	809.7	721.3
Other assets:
Goodwill	1,029.9	906.0
Other intangibles, net	417.7	286.7
Deferred income taxes	135.2	114.8
Other	41.8	44.7

Total assets	$3,139.0	$2,831.2

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$43.2	$28.6
Accounts payable	134.2	123.7
Other accrued liabilities	261.9	221.6
Liabilities held for sale	—	11.6

Total current liabilities	439.3	385.5
Long-term obligations, less current portion	2,640.3	2,318.0
Pension liability	140.3	78.5
Deferred income taxes	219.9	192.7
Other liabilities	49.9	66.4
Commitment and contingencies (see Note 14)
Shareholder’s deficit:
Common stock $0.01 par value; 1,000 shared authorized, 100 shares issued
Additional paid in capital	1,023.9	1,082.0
Accumulated deficit	(1,382.1)	(1,341.7)
Accumulated other comprehensive income/(loss)	7.5	46.0

Total Catalent shareholder’s deficit	(350.7)	(213.7)
Noncontrolling interest	—	3.8

Total shareholder’s deficit	(350.7)	(209.9)

Total liabilities and shareholder’s deficit	$3,139.0	$2,831.2

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholder’s Equity

(in millions)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Noncontrolling Interest	Total Shareholder’s Deficit
Balance at June 30, 2009	$—	$1,071.0	$(998.1)	$4.5	$3.1	$80.5
Equity contribution		0.6				0.6
Equity compensation		2.6				2.6
Comprehensive loss:
Net income (loss)			-289.6		2.6	-287
Distribution related to noncontrolling interest					-1.7	-1.7
Foreign currency translation adjustments				-21.5		-21.5
Net change in minimum pension liability, net of $1.8 million tax				-1.3	-5.5	-6.8
Deferred compensation, net of tax				-0.3		-0.3
Change in unrealized loss on derivatives, net of $0 million tax				-29.9		-29.9

Total comprehensive loss						-347.2

Balance at June 30, 2010	$—	$1,074.2	$(1,287.7)	$(48.5)	$(1.5)	$(263.5)
Equity contribution		3.9				3.9
Equity compensation		3.9				3.9
Net income (loss)			-54		3.9	-50.1
Distribution related to noncontrolling interest					-2.6	-2.6
Foreign currency translation adjustments				62.4	-0.4	62
Net change in minimum pension liability, net of $6.8 million tax				18.7	4.4	23.1
Deferred compensation, net of tax				0.9		0.9
Change in unrealized loss on derivatives, net of $0 million tax				12.5		12.5

Total comprehensive income						45.8

Balance at June 30, 2011	$—	$1,082.0	$(1,341.7)	$46.0	$3.8	$(209.9)
Equity contribution		1.1				1.1
Equity compensation		3.7				3.7
Acquisition of Noncontrolling Interest		(62.9)			(1.9)	(64.8)
Comprehensive loss:
Net earnings/(loss)			(40.4)		1.2	(39.2)
Foreign currency translation adjustments				(27.3)	—	(27.3)
Net change in minimum pension liability, net of tax				(26.5)	(3.1)	(29.6)
Deferred compensation, net of tax				0.1		0.1
Change in unrealized loss on derivatives, net of tax				15.2		15.2

Total comprehensive income /(loss)						(80.8)

Balance at June 30, 2012	$—	$1,023.9	$(1,382.1)	$7.5	—	$(350.7)

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

	For the Year Ended June 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	(39.2)	(50.1)	(287.0)
Net earnings/(loss) from discontinued operations	(41.3)	(21.0)	(49.7)

(Loss)/earnings from continuing operations	2.1	(29.1)	(237.3)
Adjustments to reconcile (loss)/earnings from continued operations to
Net cash from operations:
Depreciation and amortization	129.7	115.5	117.8
Unrealized foreign currency transaction (gains)/losses, net	(3.7)	13.2	(28.3)
Amortization of debt financing costs	14.7	10.0	9.6
Deferral of interest through utilization of PIK	—	—	59.4
Asset impairments and (gain)/loss on sale of assets	9.8	3.6	214.8
Proceeds from insurance related to long lived assets	(21.3)	—	—
Equity compensation	3.7	3.9	2.6
Provision (benefit) for deferred income taxes	(2.8)	6.5	(10.2)
Provision for bad debts and inventory	9.5	9.5	13.8
Change in operating assets and liabilities:	—	—	—
Decrease/(increase) in trade receivables	(64.9)	(18.9)	2.8
Decrease/(increase) in inventories	1.4	(2.0)	12.9
Increase/(decrease) in accounts payable	7.7	(3.5)	10.9
Other accrued liabilities and operating items, net	1.8	2.9	62.7

Net cash provided by /(used in) operating activities from continuing operations	87.7	111.6	231.5
Net cash provided by/(used in) operating activities from discontinued operations	0.2	(11.9)	2.3

Net cash provided by/(used in) operating activities	87.9	99.7	233.8

CASH FLOWS FROM INVESTING ACTIVITIES:		—
Acquisition of property, equipment and other productive assets	(104.2)	(87.3)	(70.5)
Proceeds from sale of property and equipment	2.2	4.0	0.3
Proceeds from insurance related to long lived assets	21.3	—	—
Payment for acquisitions, net	(457.5)	—	—

Net cash provided by/(used in) investing activities from continuing operations	(538.2)	(83.3)	(70.2)
Net cash provided by/(used in) investing activities from discontinued operations	43.7	32.9	3.5

Net cash provided by/(used in) investing activities	(494.5)	(50.4)	(66.7)

CASH FLOWS FROM FINANCING ACTIVITIES:		—
Change in short-term borrowings	(2.9)	(3.3)	1.1
Payments related to revolver credit facility fees	(1.6)	—	—
Repayments of revolver credit facility	—	—	(36.0)
Borrowings from revolver credit facility	—	—	—
Proceeds from Borrowing on term loan	393.3	—	—
Repayments of long-term obligations	(37.0)	(24.1)	(20.7)
Distribution to noncontrolling interest holder	—	(2.6)	(1.7)
Equity contribution/(redemption)	1.1	3.9	0.6

Net cash (used in)/ provided by financing activities from continuing operations	352.9	(26.1)	(56.7)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—

Net cash (used in)/provided by financing activities	352.9	(26.1)	(56.7)
Effect of foreign currency on cash	(12.4)	17.9	(10.3)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(66.1)	41.1	100.1
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	205.1	164.0	63.9
CASH AND EQUIVALENTS AT END OF PERIOD	139.0	205.1	164.0
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$172.4	$157.6	$98.6
Income taxes paid, net	$23.9	$20.6	$20.9

The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(in millions, except shares)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Catalent Pharma Solutions, Inc. (“Catalent”, or the “Company”) is a direct wholly-owned subsidiary of PTS Intermediate Holdings LLC (“Intermediate Holdings”). Intermediate Holdings is a direct wholly-owned subsidiary of PTS Holdings Corp. (“Parent”) and Parent is 100% owned by Phoenix Charter LLC (“Phoenix”) and certain members of the Company’s senior management. Phoenix is wholly-owned by BHP PTS Holdings L.L.C., an entity controlled by affiliates of The Blackstone Group (“Blackstone”), a global private investment and advisory firm.

We are the leading global provider of development solutions and advanced delivery technologies for drugs, biologics and consumer health products. Through our extensive capabilities and deep expertise in product development, we help our customers bring more products to market, faster. Our advanced delivery technology platforms, the broadest and most diverse combination of intellectual property and proven formulation, manufacturing and regulatory expertise available to the industry, enable our customers to bring more products and better treatments to the market. Across both development and delivery, our commitment to reliably supply our customers’ needs serves as the foundation for the value we provide. We operate through four businesses: Development & Clinical Services, Softgel Technologies, Modified Release Technologies, and Medication Delivery Solutions. We believe that through our prior and ongoing investments in growth-enabling capacity and capabilities, our entry into new markets, our ongoing focus on operational and quality excellence, our innovation activities, the sales of existing customer products, and the introduction of new customer products, we will continue to benefit from attractive margins and realize the growth potential from these areas.

For financial reporting purposes, we present three distinct financial reporting segments based on criteria established by U.S. GAAP: Development & Clinical Services, Oral Technologies and Medication Delivery Solutions. The Oral Technologies segment includes the Softgel Technologies and Modified Release Technologies businesses.

•

Development & Clinical Services. We provided manufacturing, packaging, storage and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes dose form manufacturing or over-encapsulation where needed, supplying placebos, comparator drug procurement, clinical packages and kits for physicians and patients, inventory management, investigator kit ordering and fulfillment, and return supply reconciliation and reporting. We support trials in all regions of the world through our facilities and distribution network. In Fiscal 2012 we substantially expanded this business via the CTS Acquisition in February 2012 (see Note 2 to the Consolidated Financial Statements for further discussion).

We also offer analytical chemical and cell-based testing and scientific services, respiratory products formulation and manufacturing, regulatory consulting, and bioanalytical testing for biologic products. Our respiratory product capabilities include development services for inhaled products for delivery via metered dose inhalers, dry powder inhalers and nasal sprays. Demand for our offerings is driven by the need for scientific expertise and depth and breadth of services offered, as well as by the reliable supply thereof (including quality, execution and performance). We provide global regulatory and clinical support services for our customers’ regulatory and clinical strategies during all stages of development.

•

Oral Technologies. We provide advanced oral delivery technologies, including formulation, development and manufacturing of oral dose forms for prescription and consumer health products. These oral dose forms include softgel, modified release and immediate release solid oral technology products. At certain facilities we also provide integrated primary packaging services for the products we manufacture.

Through our Softgel Technologies business, we provide formulation, development and manufacturing services for soft gelatin capsules, or “softgels”, which we first commercialized in the 1930s. We are the market leader in overall softgel manufacturing, and hold the leading market position in the prescription arena. Our principal softgel technologies include traditional softgel capsules (in which the shell is made from animal-derived materials) and VegiCaps capsules (in which the shell is made from vegetable-derived materials), which are used in a broad range of customer products, including prescription drugs, over-the-counter medications, and vitamins and supplements. Softgel capsules encapsulate liquid, paste or oil-based active compounds in solution or suspension into an outer shell, filling and sealing the capsule simultaneously. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter compounds, and to provide safe handling of hormonal, potent and cytotoxic drugs. We also participate in the softgel vitamin, mineral and supplement business in selected regions around the world. With the 2001 introduction of our vegetable-derived softgel shell, VegiCaps capsules, drug and consumer health manufacturers have been able to expand extend the compatibility of the softgel dose form with to a broader range of active ingredients, as well as and serve patient/consumer populations that were previously inaccessible due to religious, dietary or cultural preferences. Our VegiCaps capsules are patent protected in most major global markets. Physician and patient studies we have conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient adherence with dosing regimens.

Through our Modified Release Technologies business we provide formulation, development and manufacturing services for fast-dissolve tablets and both proprietary and conventional controlled release products. We launched our orally dissolving tablet business in 1986 with the introduction of Zydis tablets, a unique oral dosage form that is freeze-dried in its package, can be swallowed without water, and typically dissolves in the mouth in less than three seconds. Most often used for indications, drugs and patient groups that can benefit from rapid oral disintegration, the Zydis technology is utilized in a wide range of products and indications, including treatments for a variety of central nervous system-related conditions such as migraines, Parkinsons’ Disease, schizophrenia, and pain-relief. Zydis tablets continue to be used in new ways by our customers as we extend the application of the technology to new categories, such as for immunotherapies, vaccines and biologics delivery. We have recently added two new technology platforms to the Modified Release business portfolio, including the highly flexible OptiDose technology, already commercially proven in Japan, and the development stage LyoPan oral dissolving tablet technology. We plan to continue to expand the development pipeline of customer products for all of our Modified Release technologies. Representative Modified Release Technology business customers include Pfizer, Novartis, Merck, GlaxoSmithKline, Eli Lilly and Johnson & Johnson.

•

Medication Delivery Solutions. We provide formulation, development and manufacturing services for advanced delivery of drugs and biologics, including products administered via for injection, inhalation and ophthalmic routes, using both traditional and advanced technologies. Our range of injectable manufacturing offerings includes filling drugs or biologics into pre-filled syringes, and bags and other delivery formats, with flexibility to accommodate other formats within our existing network, focused increasingly on complex and difficult products. With our range of injectable solutions technologies we are able to meet a wide range of specifications, timelines and budgets. The complexity of the manufacturing process, the importance of experience and know-how, regulatory compliance, and the high start-up capital requirements create significant barriers to entry and, as a result, limit the number of competitors in the market. For example, blow-fill-seal is an advanced aseptic processing technology which uses a continuous process to form, fill with drug, and seal a plastic container in a sterile environment. Blow-fill-seal units typically cost less than traditional sterile forms on a per-unit basis and are currently used primarily for non-injectable a variety of pharmaceuticals in liquid form, such as respiratory, ophthalmic and otic products. We are a leader in the outsourced blow-fill-seal market, and operate one of the largest capacity commercial manufacturing blow-fill-seal facilities in the world. Our sterile blow-fill-seal manufacturing has the capacity and flexibility of manufacturing configurations and business provides flexible and scalable solutions for unit-dose delivery of complex formulations such as suspensions and emulsions, products that are temperature, light and/or oxygen-sensitive. We also provide as well as innovative design and engineering container design and manufacturing solutions related to complex container design and manufacturing. Our regulatory expertise can leads to decreased time to commercialization, and our dedicated development production lines support feasibility, stability and clinical runs. We plan to continue to expand our product line in existing and new markets, and in higher margin specialty products with additional respiratory, ophthalmic, and injectable and nasal applications. Representative customers include Pfizer, Sanofi-Aventis, Novartis and Roche.

Our biologics offerings include our formulation development and cell-line manufacturing based on our advanced and patented Gene Product Expression (“GPEx”) technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and bio-similar biologic compounds. Our GPEx® technology can provide rapid cell line development, high biologics production yields, flexibility and versatility. We are investing in expanded capability and capacity to produce clinical scale biologic supplies; once complete, combined with offerings from other parts of Catalent and external partners, we can enable a developer of new biologic entities, biosimilars or biobetters to bring a product from gene to market commercialization, faster.

Basis of Presentation

These financial statements include our parent company and all subsidiaries, including those operating outside the United States (U.S) and are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant transactions among our businesses have been eliminated.

Reclassifications

We made certain reclassifications to conform the prior periods’ consolidated financial statements and notes to the current period presentation including classification of the U.S. based commercial packaging operations financial results within discontinued operations. The U.S. based commercial packaging operations were previously classified in the Packaging Services segment; which, concurrent with the sale, ceased being reported as a reportable segment. In addition, the current and historical financial results of the non U.S. commercial packaging services operation, formerly generated from the U.K. based packaging facility which was destroyed by fire, have been reclassified to the Oral Technology segment. In addition, we reclassified certain assets recorded as current in the prior year ended June 30, 2011 balance sheet to non-current to properly reflect the long term nature of the asset.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset valuation and impairment, equity-based compensation, income taxes, derivative financial instruments and pension plan asset and liability valuation. Actual amounts may differ from these estimated amounts.

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

Manufacturing and packaging revenue is recognized either upon delivery of the product, in accordance with the terms of the contract, which specify when transfer of title and risk of loss occurs. Some of the Company’s manufacturing contracts with its customers have annual minimum purchase requirements. At the end of the contract year, revenue is recognized for the remaining purchase obligation in accordance with the contract terms.

Non-product revenue includes service related fees, royalty fees, annual exclusivity fees, option fees to extend exclusivity agreements and milestone payments for attaining certain regulatory approvals and are recognized at fair value. Exclusivity payments are paid by customers in return for the Company’s commitment to manufacture certain products for those customers only. The revenue related to these agreements is recognized over the term of the exclusivity agreement or the term of the option agreement unless a particular milestone is designated, in which case revenue is recognized when service obligations or performance have been completed. Service revenue is primarily driven by our Development and Clinical Services business. Within this segment we recognized $268.3 million, $157.0 million and $144.9 million in service revenue for the fiscal years ended 2012, 2011, 2010, respectively. Cost of services associated with this revenue was $183.9 million, $103.7 million and $97.4 million for the fiscal years ended 2012, 2011, 2010, respectively. The remaining segments recorded an ancillary amount of service revenue for all periods presented.

Arrangements containing multiple revenue generating activities, including service arrangements, are accounted for in accordance with applicable accounting guidance included within the framework of U.S. GAAP. If the deliverable meets the criteria of a separate unit of accounting, the arrangement revenue is allocated to each element based upon its relative fair value. Generally, in cases where we have multiple contracts with the same customer we treat such contracts as separate arrangements.

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

Concentrations of Credit Risk and Major Customers

Concentration of credit risk, with respect to accounts receivable, is limited due to the large number of customers and their dispersion across different geographic areas. The customers are primarily concentrated in the pharmaceutical and healthcare industry. The Company normally does not require collateral or any other security to support credit sales. The Company performs ongoing credit evaluations of its customers’ financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company’s expectations. During fiscal year 2012 and 2010 no single customer exceeded 10% of revenue or accounts receivable as of June 30, 2012. During fiscal year 2011 the Company provided products and services to two customers who accounted for 10.4% and 10.8% of the Company’s revenue.

Inventories

Inventory is stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. The Company provides reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. Inventory consists of costs associated with raw material, labor and overhead.

Goodwill

The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with Codification Statement ASC 350 Intangibles -Goodwill and Other (ASC 350). Under ASC 350, goodwill and intangible assets with indefinite lives are no longer amortized, but instead are tested for impairment at least annually. Intangible assets with finite lives, primarily including customer relationships and patents and trademarks, continue to be amortized over their useful lives. In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. We early adopted this guidance for our annual goodwill impairment test that was conducted as of April 1, 2012. In performing the 2012 goodwill impairment test, we assessed the relevant qualitative factors and concluded that it is more likely than not that the fair values of our reporting units are greater than their carrying amounts. After reaching this conclusion, no further testing was performed. The use of alternative estimates or adjusting the discount rate used could affect the estimated fair value of the assets and potentially result in more or less impairment. Any identified impairment would result in an adjustment to the Company’s results of operations. The Company has elected to perform its annual impairment analysis during its fourth fiscal quarter.

Property and Equipment and Other Definite Lived Intangible Assets

Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 20 years; and furniture and fixtures—3 to 10 years. Depreciation expense was $95.7 million, $86.7 million and $87.8 million for the fiscal years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.

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

Post-Retirement and Pension Plans

The Company sponsors various retirement and pension plans, including defined benefit retirement plans and defined contribution retirement plans. The measurement of the related benefit obligations and the net periodic benefit costs recorded each year are based upon actuarial computations, which require management’s judgment as to certain assumptions. These assumptions include the discount rates used in computing the present value of the benefit obligations and the net periodic benefit costs, the expected future rate of salary increases (for pay-related plans) and the expected long-term rate of return on plan assets (for funded plans). The discount rates are derived based on a hypothetical yield curve represented by a series of annualized individual discount rates. The expected long-term rate of return on plan assets is based on the target asset allocation and the average expected rate of growth for the asset classes invested. The average expected rate of growth is derived from a combination of historic returns, current market indicators, the expected risk premium for each asset class and the opinion of professional advisors. The Company uses a measurement date of June 30 for all its retirement and postretirement benefit plans.

Assets Held for Sale and Discontinued Operations

We classify long-lived assets or a component entity as assets held for sale when the criteria have been met, in accordance with ASC 360. Further, we classify component entities as operations which have been discontinued when the criteria of ASC 205-20, Discontinued Operations (ASC 205) are met and the operations and cash flows have been or will be eliminated from the ongoing operations and we have no significant continuing involvement in the operations of the component after the disposal transaction. During fiscal year 2012, we completed the sale of our domestic commercial packaging operations and concluded the operations of which qualify as a component entity which is permitted to be categorized as a discontinued operation. See Note 17 to the Consolidated Financial Statements for further discussion.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges for financial reporting purposes is recorded in Accumulated Other Comprehensive Income on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During fiscal years 2012, 2011 and 2010, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, it has mitigated the exposure of investments in its European operations through a net-investment hedge by denominating a portion of the debt in Euros.

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

Equity-Based Compensation

The Company accounts for its equity-based compensation awards in accordance with Accounting Standard Codification ASC 718 Compensation – Stock compensation (ASC 718). ASC 718 requires companies to recognize compensation expense using a fair-value based method for costs related to share-based payments including stock options and restricted stock units. The expense is measured based on the grant date fair value of the awards that are expected to vest, and the expense is recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.

Accumulated Other Comprehensive Income/(Loss)

Accumulated other comprehensive income/(loss), which is reported in the accompanying Consolidated Statements of Changes in Shareholder’s Equity, consists of net earnings/(loss), foreign currency translation, deferred compensation, dividend distribution, minimum pension liability and unrealized gains and losses from derivatives.

Research and Development Costs

The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within Selling General & Administrative Expenses. Such research and development costs included in selling, general and administrative expenses amounted to $16.9 million, $26.5 million and $21.8 million, for fiscal years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively. Costs incurred in connection with research and development services we provide to customers and services performed in support of the commercial manufacturing process for customers are recorded within Cost of Sales. Such research and development costs included in cost of sales amounted to $33.5 million, $31.8 million and $31.6 million, for fiscal years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively.

Income Taxes

In accordance with the standard codification of ASC 740 Income Taxes (ASC 740) the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in each of its tax jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction. A number of years may lapse before a particular matter is audited and finally resolved. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recent Financial Accounting Standards

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The revised standard reduces cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. The Company would first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity would not be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The effective date is for annual and interim impairment tests performed for fiscal years beginning after 15 September 2012. Early adoption would be permitted. Catalent is evaluating the impact of this standard and does not expect a material impact on its consolidated results of operations or financial position.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amended the FASB Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC 820”) to converge the fair value measurement guidance in U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRSs”). Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change particular principles in ASC 820. In addition, ASU 2011-04 requires additional fair value disclosures. Catalent has adopted the disclosure requirements and such disclosures had no impact on its consolidated results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires an entity to present items of net income, other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also requires companies to display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income. The amendments in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This guidance is effective for fiscal years, and interim periods, beginning after December 15, 2011, with the exception of the requirement to present reclassification adjustments from other comprehensive income to net income on the face of the financial statements, which has been deferred pending further deliberation by the FASB, and is not expected to have a material effect on our financial condition or results of operations, though it will change our financial statement presentation.

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

2. BUSINESS COMBINATIONS

Acquisition of the Clinical Trial Supplies Operations of Aptuit, LLC

On February 17, 2012, the Company completed its acquisition of the Clinical Trial Supplies business (the “CTS Business”) of Aptuit, LLC, a Delaware limited liability company (“Aptuit”), by purchasing the outstanding shares of capital stock of Aptuit Holdings, Inc., a wholly-owned subsidiary of Aptuit (the “CTS Acquisition”) for a purchase price of approximately $400 million. The acquisition was completed in connection with the pursuit of our strategic growth initiatives. Catalent financed the CTS Acquisition and related fees and expenses using the proceeds from a $400.0 million incremental term loan facility and cash on hand. During the year ended June 30, 2012, Catalent incurred approximately $14.1 million in transaction related costs in connection with the acquisition of the CTS Business. These costs are reflected in “Selling, general and administrative expenses” on the Consolidated Statements of Operations.

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

The initial purchase price allocation for the CTS Business is as follows:

($ in millions)
Accounts receivable,net	28.2
Plant, property and equpment,net	80.6
Unbilled services	11.8
Other assets	0.3
Goodwill	169.4
Intangibles	177.6
Accounts payable	(10.8)
Accrued liabilities	(6.6)
Deferred tax liability	(39.0)
Other liabilities	(1.2)
Unearned revenue	(9.5)

Total purchase price	400.8

The preliminary goodwill recorded to the Clinical Services reporting unit of the Development and Clinical Services segment was $169.4 million. In addition, the Company expects approximately $6.8 million of goodwill to be tax deductible pursuant to the provisions of ASC 740 Income Taxes.

Valuations of Definite Lived Intangible Assets Acquired

The weighted average life of all intangible assets acquired approximates 13.5 years. The following table sets forth the components of intangible assets by type acquired in connection with the CTS Business acquisition:

	Estimated Fair Value (in millions)	Estimated Useful Life (in years)
Customer relationships- finite-lived	$171.0	13-15
Back-log	3.0	1.0
Internally developed software - finite-lived	3.4	4.9
Leasehold Assets	0.2	4.0

Total	$177.6

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

Financial Results of the acquired business

The revenue and net income/(loss) for the period beginning on February 17, 2012 and through June 30, 2012 included in the Company’s consolidated financial results were $67.9 million and $(0.5) million, respectively.

Unaudited Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations for Catalent and the CTS Business as though the companies were combined as of July 1, 2011. The pro forma financial information for all periods presented also includes the effects of the accounting associated with the acquisition including the amortization charges from acquired intangible assets (certain of which are preliminary), interest expense for borrowings, the amortization of debt discounts and the related tax effects as though the companies were combined as of July 1, 2011. The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions and any borrowings undertaken to finance the CTS Business acquisition had taken place at July 1, 2011.

The unaudited pro forma financial information for the year ended June 30, 2012 combine the financial results of Catalent and the estimated historical results of the CTS Business pre-acquisition adjusted to reflect the pro-forma accounting adjustments described above.

The unaudited pro forma financial information and the effects of the pro forma adjustments listed above were as follows:

	Catalent Pharma Solutions Inc.	CTS July 1, 2011 thru February 16, 2012	Proforma Adjustments	Catalent Pharma Solutions Inc. Proforma Combined
(in millions)		(Unaudited)	(Unaudited)	(Unaudited)
Net revenue	1,694.8	123.1	—	$1,817.9
Cost of products sold	1,136.2	55.6	2.5	1,194.3

Gross Margin	558.6	67.5	(2.5)	623.6
Selling, general and administrative expenses	348.1	63.8	7.4	419.3
Impairment charges and (gain)/loss on sale of assets	1.8	—	—	1.8
Restructuring and other	19.5	0.3	—	19.8
Property and casualty (gain)/losses, net	(8.8)	—	—	(8.8)

Operating earnings/(loss)	198.0	3.4	(9.9)	191.5
Interest expense, net	183.2	10.5	2.6	196.3
Other (income)/expense, net	(3.8)	0.4	—	(3.4)

Earnings/(loss) from continuing operations before income taxes
	18.6	(7.5)	(12.5)	(1.4)
Income tax expense/(benefit)	16.5	2.2	(5.0)	13.7

Earnings/(loss) from continuing operations	2.1	(9.7)	(7.5)	(15.1)
Earnings/(loss) from discontinued operations, net of tax	(41.3)	—	—	(41.3)

Net earnings/(loss)	(39.2)	(9.7)	(7.5)	(56.4)
Net earnings/(loss) attributable to noncontrolling interest, net of tax	1.2	—	—	1.2

Net earnings/(loss) attributable to Catalent	(40.4)	(9.7)	(7.5)	$(57.6)

3. GOODWILL

In connection with ASC 350, the Company is required to assess goodwill and other indefinite-lived intangible assets for impairment annually or more frequently if circumstances indicate impairment may have occurred. In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. We early adopted this guidance for our annual goodwill impairment test that was conducted as of April 1, 2012. In performing the 2012 goodwill impairment test, we assessed the relevant qualitative factors and concluded that it is more likely than not that the fair values of our reporting units are greater than their carrying amounts. After reaching this conclusion, no further testing was performed. The qualitative factors we considered included, but were not limited to, general economic conditions, our outlook and market performance of our industry and our recent and forecasted financial performance.

The following table summarizes the changes in the carrying amount of goodwill in total and by reporting segment:

(in millions)	Oral Technologies	Medication Delivery Solutions	Development & Clinical Services	Total
Balance at June 30, 2010 (1)	$826.0	$—	$22.9	$848.9
Foreign currency translation adjustments	54.8	—	2.3	57.1
Balance at June 30, 2011	880.8	—	25.2	906.0
Additions/(impairment)	—	—	169.4	169.4
Foreign currency translation adjustments	(41.0)	—	(4.5)	(45.5)
Balance at June 30, 2012	$839.8	$—	$190.1	$1,029.9

(1)	The opening balance is reflective of historical impairment charges related to the Medication Delivery Solutions segment of approximately $158.0 million.

There was no goodwill impairment charges recorded in the current or prior period.

4. DEFINITE LIVED LONG-LIVED ASSETS

Other intangible assets with definite lives are being amortized using the straight-line method over periods that range from twelve to twenty years. The details of other intangible assets subject to amortization by class as of June 30, 2012 and June 30, 2011, are as follows:

(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2012
Amortized intangibles:
Core technology	$145.0	(37.5)	$107.5
Customer relationships	215.6	(33.4)	182.2
Product relationships	227.6	(99.6)	128.0

Total intangible assets	$588.2	$(170.5)	$417.7

(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2011
Amortized intangibles:
Core technology	$153.1	(32.3)	$120.8
Customer relationships	39.9	(26.7)	$13.2
Product relationships	236.5	(83.8)	$152.7

Total intangible assets	$429.5	(142.8)	$286.7

Amortization expense for the fiscal years ended June 30, 2012, 2011 and 2010 was approximately $34.0 million, $28.8 million and $29.9 million, respectively. Future amortization expense is estimated as follows:

(in millions)	2013	2014	2015	2016	2017
Amortization expense	$41.6	$41.5	$41.2	$41.2	$41.2

There was no intangible asset impairment charge recorded in the current or prior period.

5. RESTRUCTURING AND OTHER COSTS

The Company has implemented plans to restructure certain operations, both domestically and internationally. The restructuring plans focused on various aspects of operations, including closing and consolidating certain manufacturing operations, rationalizing headcount and aligning operations in a strategic and more cost-efficient structure. In addition, we may incur restructuring charges in cases where a material change in the scope of operation with our business occurs.

The following table summarizes the significant costs recorded within restructuring costs:

(in millions)	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010
Restructuring costs:
Employee-related reorganization (1)	$14.9	$6.7	$5.5

Asset impairments	2.9	0.6	3.8
Facility exit and other costs (2)	1.7	5.2	8.4

Total restructuring costs	$19.5	$12.5	$17.7

(1)	Employee-related costs consist primarily of severance costs outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods.
(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs and costs associated with planned facility expansions and closures to streamline our operations.

6. LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following at June 30, 2012 and June 30, 2011:

(in millions)	Maturity	June 30, 2012	June 30, 2011
Senior Secured Credit Facilities
Term loan facility Dollar-denominated	April 2014	$—	$1,017.6
Term loan facility Dollar-denominated	September 2016	798.9	—
Term loan facility Dollar-denominated	September 2017	591.2	—
Term loan facility Euro-denominated	April 2014	56.3	364.1
Term loan facility Euro-denominated	September 2016	257.7	—
9 1/2 % Senior Toggle Notes	April 2015	619.1	624.4
9 3/4 % Senior Subordinated Euro-denominated Notes	April 2017	268.7	308.4
Revolving Credit Agreement	April 2016	—	—
Other Obligations	2012 to 2032	91.6	32.1

Total		2,683.5	2,346.6
Less: current portion and other short-term borrowings		43.2	28.6

Long-term obligations, less current portion short-term borrowings		$2,640.3	$2,318.0

The Company also uses interest rate swaps to manage the economic effect of variable interest obligations associated with floating term loans so that the interest payable effectively becomes fixed at a certain rate, thereby reducing the impact on rate changes on interest expense. As of June 30, 2012, the Company had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with its floating rate term loans through April 2013. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

Senior Secured Credit Facilities

On April 10, 2007, in connection with the Acquisition, we entered into a $1.8 billion senior secured credit facility (the “Credit Agreement”) consisting of: (i) an approximately $1.4 billion term loan facility consisting of Dollar Term-1 Loans (the “Dollar Term-1 Loans”) and Euro Term Loans (the “Euro Term Loans”) and (ii) a $350 million revolving credit facility. We are required to repay the term loans in quarterly installments equal to 1% per annum of the original funded principal amount for the first six years and nine months, with the remaining amount payable on April 10, 2014. These repayments commenced on September 28, 2007.

The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings. Borrowings under the term loan facility and the revolving credit facility bear interest, at our option, at a rate equal to an applicable margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest per annum published by The Wall Street Journal from time to time, as the “prime lending rate” and (2) the federal funds rate plus  1/2 of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The weighted-average interest rates during the fiscal year ended December 31, 2012 were approximately 3.08% and 2.51% for the Euro-denominated and US-dollar denominated term loans, respectively and approximately 2.5% for the revolving credit facility.

In addition to paying interest on outstanding principal under our senior secured credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility with respect to the unutilized commitments there under. The initial commitment fee is 0.5% per annum. The commitment fee may be reduced subject to our attaining certain leverage ratios. We are also required to pay customary letter of credit fees.

The senior secured credit facilities are subject to amortization and prepayment requirements and contain certain covenants, events of default and other customary provisions.

On June 1, 2011, the Company and certain lenders amended the Credit Agreement in order to extend the maturity for certain Revolving Credit Loans and Revolving Credit Commitments. In particular, the Company converted $200.25 million of Revolving Credit Commitments and Revolving Credit Loans into new Revolving Tranche-2 Commitments and Revolving Tranche -2 Loans. The amendment set the applicable margin for the Revolving Tranche -2 Loans to a percentage per annum equal to (i) in the case of euro currency rate loans, 3.75%, and (ii) in the case of base rate loans, 2.75%, which may be reduced subject to our attaining certain leverage ratios. In addition, the Company extended the final maturity date of the converted facility to the ninth anniversary or April 10, 2016, subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the senior toggle notes, the senior subordinated notes and certain other unsecured debt which would cause the final maturity date to be an earlier date.

On February 17, 2012, in connection with the acquisition of the CTS Business, the Company entered into Amendment No. 2 to the Credit Agreement. The amendment provided senior secured financing consisting of a $400 million incremental term loan facility (the “Dollar Term-2 Loans”) pursuant to the exercise of the accordion feature under the Credit Agreement. The Dollar Term-2 Loans have substantially similar terms as the Dollar Term-1 Loans. The Company used the proceeds from the Dollar Term-2 Loans, along with cash on hand, to finance the acquisition of the CTS Business. The amendment set the applicable margin for the Dollar Term-2 Loans to a percentage per annum equal to (i) in the case of euro currency rate loans, 4.00%, subject to a floor of 1.25% and (ii) in the case of base rate loans, 3.00%, subject to a floor of 2.25%. The Dollar Term-2 Loans will mature on the earlier of (i) September 15, 2017 and (ii) the 91st day prior to the maturity of Company’s Senior Subordinated Notes or any permitted refinancing thereof; provided such Senior Subordinated Notes have an outstanding aggregate principal amount in excess of $100.0 million. The Company is required to repay installments on the Dollar Term-2 Loans in quarterly installments in aggregate annual amounts equal to 1.00% of their funded total principal amount, with the remaining amount payable on the date of maturity.

On February 24, 2012, the Company entered into Amendment No. 3 to the Credit Agreement to convert $796.8 million of Dollar Term-1 Loans into new Extended Dollar Term-1 Loans (the “Extended Dollar Term-1 Loans”) and €207.7 million of Euro Term Loans into new Extended Euro Term Loans (the “Extended Euro Term Loans”) with the consent solely of those lenders that agreed to convert their Dollar Term-1 Loans and/or Euro Term Loans, respectively. The Extended Dollar Term-1 Loans and the Extended Euro Term Loans have substantially similar terms as the Dollar Term-1 Loans and Euro Term Loans. The amendment set the applicable margin for the Extended Dollar Term-1 Loans and Extended Euro Term Loans to a percentage per annum equal to (i) in the case of eurocurrency rate loans, 4.00% and (ii) in the case of base rate loans, 3.00%. The final maturity date of the Extended Dollar Term-1 Loans and Extended Euro Term Loans was extended to the earlier of (i) September 15, 2016 and (ii) the 91 day prior to the maturity of the Company’s Senior Notes or any permitted refinancing thereof; provided such Senior Notes have an outstanding aggregate principal amount in excess of $100.0 million. On March 1, 2012, the Company entered into the Extension Amendment to the Credit Agreement in order to extend the maturity of an additional $11.0 million of Dollar Term-1 Loans into new Extended Dollar Term-1 Loans. In addition, the borrowing capacity of the $350.0 revolving credit facility was reduced to $200.25 million in order to maintain a cost effective debt structure which is appropriate for our financing needs.

On April 27, 2012, the Company entered into Amendment No. 4 to the Credit Agreement in order to permit the Company to borrow an aggregate principal amount of up to $205 million of Refinancing Dollar Term-2 Loans (the “Refinancing Dollar Term-2 Loans”) with the consent of only the lenders agreeing to provide such Refinancing Dollar Term-2 Loans. The proceeds from the Refinancing Dollar Term-2 Loans were used to prepay in full all outstanding non-extended Dollar Term-1 Loans under the Credit Agreement. The Refinancing Dollar Term-2 Loans have identical terms with, and the same rights and obligations under the Credit Agreement as, the outstanding Dollar Term-2 Loans.

Senior Notes

On April 10, 2007, in connection with the Acquisition, we issued $565.0 million of 9.5%/10.25 % senior PIK-election fixed rate notes due 2015 (“Senior Toggle Notes”). The Senior Toggle Notes are unsecured senior obligations of the Company. Interest on the Senior Toggle Notes is payable semi-annually in arrears on each April 15 and October 15, which commenced on October 15, 2007. The PIK election feature expired with the interest period ended April 15, 2011. Therefore all remaining interest payments on the Senior Toggle Notes are to be paid entirely in cash at the cash interest rate of 9.5%. On and after April 15, 2011, we may redeem the Senior Toggle Notes at par plus specified declining premiums set forth in the indenture plus any accrued and unpaid interest to the date of redemption.

Senior Subordinated Notes

On April 10, 2007, in connection with the Acquisition, we issued €225.0 million 9  3/4 % Euro-denominated ($300.3 million dollar equivalent at the exchange rate effective on the issue date) Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company (including the senior credit facilities and the Senior Toggle Notes). Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on each April 15 and October 15, which commences on October 15, 2007. We may redeem the Senior Subordinated Notes at par plus specified declining premiums set forth in the senior subordinated indenture plus any accrued and unpaid interest to the date of redemption.

As of June 30, 2012, there were $20.8 million in outstanding letters of credit which reduced the borrowing capacity under the $200.3 million revolving line of credit.

Long-Term and Other Obligations

Other obligations consist primarily of loans for equipment, buildings and a capital lease for a building.

Maturities of long-term obligations, including capital leases of $57.8 million, and other short-term borrowings for future fiscal years are:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Maturities of long-term and other obligations	43.2	79.4	643.0	21.3	1,293.6	603.0	2,683.5

Debt Issuance Costs

Debt issuance costs are capitalized within prepaid expenses and other assets on the balance sheet and amortized over the life of the related obligation through charges to interest expense in the Consolidated Statements of Operations. The unamortized total of debt issuance costs were approximately $28.2 million and $40.0 million as of June 30, 2012 and June 30, 2011, respectively. Amortization of debt issuance costs totaled $14.7 million and $10.0 million for the fiscal years ended June 30, 2012 and June 30, 2011, respectively.

Guarantees and Security

All obligations under the senior secured credit agreement and the Senior Toggle Notes and the Senior Subordinated Notes (together, the “notes”) are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.

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

The senior credit facility and indentures governing the Senior Toggle Notes and the Senior Subordinated Notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2012, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

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

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in Euros. At June 30, 2012, the Company had Euro denominated debt outstanding of $582.7 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in Accumulated Other Comprehensive Income/(Loss) as part of the cumulative translation adjustment. During fiscal year 2012, the Company recorded $69.4 million as a gain within cumulative translation adjustment. The net accumulated gain of this net investment as of June 30, 2012 included within Other Comprehensive Income was approximately $83.9 million. For the year ended June 30, 2012, the Company recognized an unrealized foreign exchange gain of $17.1 million in the consolidated statement of operations related to a portion of its Euro-denominated debt not designated as a net investment hedge. No such gain or loss was recognized for the year ended June 30, 2011 as the Company’s entire Euro-denominated debt was designated as an effective net investment hedge.

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

As of June 30, 2012, the terminal value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $23.4 million. As of June 30, 2012, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of

$9.0 million. If the Company had breached any of these provisions at June 30, 2012, it could have been required to settle its obligations under the agreements at their termination value of $23.4 million.

Counterparty Credit Risk Management

The Company’s derivative financial statements present certain market and counterparty risks; however, concentration of counterparty credit risk is mitigated as the Company deals with a variety of major banks worldwide. The Company would not be materially impacted if any of the counterparties to its derivative financial instruments outstanding at June 30, 2012 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other security to support derivative instruments subject to credit risk by its counterparties.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the fiscal year ended June 30, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

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

As of June 30, 2012, the Company had three outstanding interest rate derivatives which were effective for financial accounting purposes as of June 30, 2012. Two instruments had a combined notional value of $760.0 million and one had a notional amount of €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $21.4 million will be reclassified from other comprehensive income as an increase to interest expense.

Non-designated Hedges of Interest Rate Risk

Derivatives not designated as hedges for financial accounting purposes are not speculative and are used to manage the Company’s economic exposure to interest rate movements but, as of June 30, 2012, do not meet the hedge accounting requirements for financial reporting purposes of ASC 815 Derivatives and Hedging. Changes in the fair value of derivatives not designated as a hedge for financial accounting purposes are recorded directly into earnings as other expense, net. As of June 30, 2012, the Company had a ¥700 million notional value outstanding derivative maturing on May 15, 2013 that was not designated for financial accounting purposes as a hedge in a qualifying hedging relationship.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2012 and June 30, 2011.

(in millions)	Fair Values of Financial Derivatives Instruments on the Consolidated Balance Sheets
	Liability Derivatives As of June 30, 2012		Liability Derivatives As of June 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest rate swaps	Other accrued liabilities and other liabilities	$23.1	Other accrued liabilities and other liabilities	$41.9

Total derivatives designated as hedging instruments under ASC 815:		23.1		41.9

Derivatives not designated as hedging instruments under ASC 815:
Interest rate swaps	Other accrued liabilities and other liabilities	$0.2	Other accrued liabilities and other liabilities	$0.3

Total derivatives not designated as hedging instruments under ASC 815:		$0.2		$0.3

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statement of Operations for the fiscal years ended June 30, 2012, June 30, 2011 and June 30, 2010.

(in millions)	The Effect of Derivative Instruments on the Consolidated Statement of Operations for the Fiscal Years Ended June 30, 2012, June 30, 2011 and June 30, 2010.
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)

Fiscal Year 2012: Interest Rate Swaps	$11.0	Interest expense, net	$26.4	Other (income)/ expense, net	$0.2
Fiscal Year 2011: Interest Rate Swaps	$14.4	Interest income/ (expense), net	$26.9	Other (income)/ expense, net	$0.1
Fiscal Year 2010: Interest Rate Swaps	$52.9	Interest income/ (expense), net	$21.9	Other (income)/ expense, net	$0.6

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of (Gain) or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
Fiscal Year 2012: Interest Rate Swaps	Other (income)/ expense, net	$0.1
Fiscal Year 2011: Interest Rate Swaps	Other (income)/ expense, net	$(0.2)
Fiscal Year 2010: Interest Rate Swaps	Other (income)/ expense, net	$3.3

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

Fair value under ASC 820 is principally applied to financial assets and liabilities which, for Catalent, include both investments in money market funds and derivative instruments—interest rate swaps. The Company has not applied all the provisions of ASC 820 in financial statements to the nonfinancial assets and nonfinancial liabilities. There were no changes from the previously reported classification of financial assets and liabilities. The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements using:
(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash Equivalents- Money Market Funds	$5.9	$5.9	$—	$—

Liabilities
Interest rate swaps	$23.3	$—	$23.3	$—

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

The carrying amounts and the estimated fair values of financial instruments as of June 30, 2012 and June 30, 2011, are as follows:

	June 30, 2012		June 30, 2011
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,683.5	$2,644.6	$2,346.6	$2,306.7
LIBOR interest rate swap	16.7	16.7	34.3	34.3
EURIBOR interest rate swap	6.4	6.4	7.6	7.6
TIBOR interest rate swap	0.2	0.2	0.3	0.3

The estimated fair values of these Level 2 assets are based on quoted market prices for the same or similar instruments and/or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

9. INCOME TAXES

Earnings/(loss) from continuing operations before income taxes and discontinued operations are as follows for the fiscal years ended 2012, 2011 and 2010:

(in millions)	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010
U.S. Operations	($402.1)	($85.1)	($543.5)
Non-U.S. Operation	$420.7	$79.7	$328.1

	$18.6	($5.4)	($215.4)

The provision /(benefit) for income taxes consists of the following for the fiscal years ended 2012, 2011 and 2010:

(in millions)	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010
Current:
Federal	$—	$(0.9)	$2.8
State and local	0.1	(0.5)	0.4
Non-U.S.	19.2	19.0	33.5

Total	$19.3	$17.6	$36.7

Deferred:
Federal	$6.0	$5.5	$5.5
State and local	0.2	1.2	1.2
Non-U.S.	(9.0)	(0.6)	(21.5)

Total	(2.8)	6.1	(14.8)

Total provision/(benefit)	$16.5	$23.7	$21.9

A reconciliation of the provision/(benefit) based on the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the fiscal years ended 2012, 2011 and 2010:

(in millions)	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010
Provision at U.S. Federal Statutory tax rate	$8.7	$(5.4)	$(91.2)
State and local income taxes, net of federal benefit	0.2	0.8	(8.3)
Foreign tax rate differential	(43.1)	(11.8)	(12.6)
Goodwill impairment	—	—	69.2
Permanent items	34.8	2.8	56.2
Unrecognized Tax Positions	(2.8)	2.5	(1.3)
Tax valuation allowance	28.1	29.5	10.3
Foreign tax credit	(0.2)	(0.2)	—
Income Tax	(7.7)	6.1	—
Other	(1.5)	(0.6)	(0.4)

	$16.5	$23.7	$21.9

As of June 30, 2012, the Company had $406.6 million of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. As these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not feasible to estimate the amount of U.S tax that might be payable on the eventual remittance of such earnings.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carry forwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows at June 30, 2012 and 2011:

(in millions)	2012	2011
Deferred income tax assets:
Accrued liabilities	$38.0	$37.8
Equity compensation	7.3	7.0
Loss and tax credit carry forwards	216.0	278.9
Foreign Currency	27.6	23.2
Pension	38.5	14.3
Property-related	25.9	15.2
Intangibles	15.9	3.0
Other	8.3	6.7
OCI	27.0	14.3

Total deferred income tax assets	404.5	400.4
Valuation Allowance	(250.7)	(265.6)

Net deferred income tax assets	153.8	134.8

(in millions)	2012	2011
Deferred income tax liabilities:
Accrued Liabilities	(2.5)	(2.1)
Equity Compensation	0.1	—
Foreign Currency	(1.2)	(0.5)
Property-related	(30.0)	(17.1)
Goodwill and other intangibles	(187.0)	(155.0)
Other	(0.9)	(0.8)
OCI	—	(17.9)

Total deferred income tax liabilities	(221.5)	(193.4)

Net deferred income tax liabilities	$(67.7)	$(58.6)

Deferred tax assets and liabilities in the preceding table are in the following captions in the balance sheet at June 30, 2012 and 2011:

(in millions)	2012	2011
Current deferred tax asset	$18.6	$20.0
Non-current deferred tax asset	135.2	114.8
Current deferred tax liability	(1.6)	(0.7)
Non-current deferred tax liability	(219.9)	(192.7)

Net deferred tax liability	$(67.7)	$(58.6)

At June 30, 2012, the Company has federal net operating loss carry forwards of $413.6 million, $7.8 million of which are subject to Internal Revenue Code Section 382 limitations. The federal loss carry forwards expire through 2032. At June 30, 2012, the Company has state tax loss carry forwards of $587.5 million. Approximately $213 million of these losses are state tax losses generated in periods prior to the period ending June 30, 2007. Substantially all state carry forwards have twenty year carry forward period. In accordance with ASC 718, $37.8 million of federal and state losses were generated in prior tax years as a result of tax deductions for equity. Such deductions are not being recognized for financial statement purposes because a cash tax benefit was not realized by the Company. As a result, these deductions are not reflected in the federal and state net operating loss carry forward amounts indicated above. At June 30, 2012, the Company has international tax loss carry forwards of $67.7 million. Substantially all of these carry forwards are available for at least three years or have an indefinite carry forward period.

The Company has established a full valuation allowance against its net federal and state deferred tax assets as management does not believe it is more likely than not that these assets will be realized. The Company’s overall valuation allowance as of June 30, 2011 was $265.6 million. During the fiscal year the increase/(decrease) in valuation allowance related to federal, state and foreign assets was $62.4, $(64.6), $(12.7) million, respectively. As of June 30, 2012 the valuation allowance totaled $250.7 million. This total includes a full valuation allowance of $201.6 million and $42.7 million against its net federal and state deferred tax assets, respectively. At June 30, 2012, the Company has also recorded a valuation allowance of $6.4 million against certain of its foreign net deferred tax assets. The net decrease in the valuation allowance of $14.9 million is due to changes in foreign-related valuation allowances, reductions in deferred tax liabilities and changes in select deferred tax asset accounts such as accrued liabilities, net operating losses and OCI. This amount included a net decrease of $2.2 million in federal and state valuation allowance. During the current fiscal year the Company generated federal and state taxable income due to U.S. income inclusions resulting from deemed distributions from foreign subsidiaries. This income is not considered to be from normal operating activities.

Management evaluates all available evidence; both positive and negative using a more likely than not standard, in determining if adjustments to the valuation allowance are necessary. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecasts of future profitability, the duration of statutory carry forward periods, previous experience with tax attributes expiring unused and tax planning alternatives. In making such judgments, significant weight is given to evidence that can be objectively verified. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income in the carry back or carry forward periods provided for in the tax law for each applicable tax jurisdiction.

As part of the 2007 acquisiton from Cardinal, the Company has been indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007 (the “Formation Date”). The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as any interest and penalties that may be related thereto.

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

ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. As of June 30, 2012, the Company had a total of $33.4 million of unrecognized tax benefits. A reconciliation of our unrecognized tax benefit, excluding accrued interest for June 30, 2012 is as follows:

(in millions)
Balance at June 30, 2011	$33.9
Additions based on tax positions related to the current year	4.4
Additions for tax positions of prior years	0.7
Reductions for tax positions of prior years	(5.6)

Balance at June 30, 2012	$33.4

Of this amount, $8.9 million represents the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate. An additional $16.3 million represents the amount of unrecognized tax benefits that, if recognized, would not impact the effective income tax rate due to a full valuation allowance. The remaining $8.3 million represents unrecognized tax benefits subject to indemnification by Cardinal. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next 12 month period. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible changes related to our unrecognized tax benefits.

In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as Germany, United Kingdom, France, the United States, and various states. The Company is no longer subject to examinations by the relevant tax authorities for years prior to fiscal 2001.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2012, the Company has approximately $6.0 million of accrued interest related to uncertain tax positions, an increase of $0.9 million from the prior year. The portion of such interest and penalties subject to indemnification by Cardinal is $5.2 million, an increase of $0.8 million from the prior year.

10. EMPLOYEE	RETIREMENT BENEFIT PLANS

The Company sponsors various retirement plans, including defined benefit pension plans and defined contribution plans. Substantially all of the Company’s domestic non-union employees are eligible to participate in an employer-sponsored retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provide for company matching contributions. The Company’s contributions to the plans are determined by its Board of

Directors subject to certain minimum requirements as specified in the plans. The Company uses a measurement date of June 30 for all its retirement and postretirement benefit plans.

In addition, employees of a commercial packaging site and a clinical services site were party to a multi employer pension plan. During Fiscal year 2012 the Company, after receiving the requisite authority to do so, notified the plan trustee of its withdrawal from such plan. Withdrawal from the plan resulted in the recognition of liability associated with the Company’s obligation to contribute $29.9 million, $25.4 million of which was recorded as an expense within discontinued operations as it related to the commercial packaging operation that was sold in June 2012. In addition, during the third fiscal quarter the Company received notification from the pension plan trustee with respect to its 2009 withdrawal related to a former printing component operation which was exited. Such notification resulted in a $6.2 million liability which was also recorded as an expense of the discontinued operation.

The following table provides a reconciliation of the change in projected benefit obligation and fair value of plan assets for the defined benefit retirement and other retirement plans:

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(in millions)	2012	2011	2012	2011
Accumulated Benefit Obligation	$283.0	$249.1	$5.3	$5.2

Change in Benefit Obligation
Benefit obligation at beginning of year	257.0	251.0	5.2	5.7
Company service cost	2.5	2.7	—	—
Interest cost	12.9	12.6	0.2	0.2
Multi employer plan obligation	35.8	—	—	—
Employee contributions	0.1	0.1	—	—
Plan amendments	—	—	—	—
Curtailments	—	—	—	—
Settlements	—	—	—	—
Special termination benefits	—	—	—	—
Divestitures	—	—	—	—
Business combinations	—	—	—	—
Benefits paid	(9.2)	(8.6)	(0.3)	(0.3)
Actual expenses	(0.1)	(0.1)	—	—
Actuarial (gain) loss	43.1	(20.5)	0.2	(0.4)
Exchange rate gain (loss)	(14.1)	19.8	—	—

Benefit obligation at end of year	328.0	257.0	5.3	5.2
Change in Plan Assets
Fair value of plan assets at beginning of year	182.9	154.7	—	—
Actual return on plan assets	15.3	16.8	—	—
Company contributions	8.4	9.5	0.4	0.3
Employee contributions	0.1	0.1	—	—
Settlements	—	—	—	—
Special company contributions to fund termination benefits	—		—	—
Divestitures	—	—	—	—
Business combinations	—	—	—	—
Benefits paid	(9.2)	(8.6)	(0.4)	(0.3)
Actual expenses	(0.1)	(0.1)	—	—
Exchange rate gain (loss)	(6.0)	10.5	—	—

Fair value of plan assets at end of year	191.4	182.9	—	—

Funded Status
Funded status at end of year	(136.6)	(74.1)	(5.3)	(5.2)
Employer contributions between measurement date and reporting date	—	—	—	—

The following table provides a reconciliation of the net amount recognized in the Consolidated Balance Sheets:

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(in millions)	2012	2011	2012	2011
Amounts Recognized in Statement of Financial Position
Noncurrent assets	$0.5	$0.6	$—	$—
Current liabilities	(1.0)	(0.9)	(0.5)	(0.5)
Noncurrent liabilities	(135.6)	(73.8)	(4.8)	(4.7)

Total asset/(liability)	(136.6)	(74.1)	(5.3)	(5.2)

Amounts Recognized in Accumulated Other Comprehensive Income
Transition (asset)/obligation	—	—	—	—
Prior service cost	0.2	0.2	—	—
Net (gain)/loss	42.4	5.1	(0.3)	(0.5)

Total accumulated other comprehensive income at the end of the year	42.6	5.3	(0.3)	(0.5)

Additional Information for Plan with ABO in Excess of Plan Assets
Projected benefit obligation	279.0	239.5	5.3	5.2
Accumulated benefit obligation	272.3	233.8	5.3	5.2
Fair value of plan assets	177.8	164.7	—	—

Additional Information for Plan with PBO in Excess of Plan Assets
Projected benefit obligation	279.0	239.5	5.3	5.2
Accumulated benefit obligation	272.3	233.8	5.3	5.2
Fair value of plan assets	177.8	164.7	—	—

Components of Net Periodic Benefit Cost
Service Cost	2.5	2.7	—	—
Interest Cost	12.9	12.6	0.2	0.2
Expected return on plan assets	(10.7)	(9.3)	—	—
Amortization of unrecognized:
Transition (asset)/obligation	—	—	—	—
Prior service cost	0.0	—	—	—
Net (gain)/loss	0.1	0.9	(0.0)	—

Ongoing periodic cost	4.8	6.9	0.2	0.2
Settlement/Curtailment Expense/(Income)	—	—	—	—

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(in millions)	2012	2011	2012	2011
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss arising during the year	$38.5	$(28.0)	0.2	$(0.5)
Prior service cost (credit) during the year	—	—	—	—
Transition asset/(obligation) recognized during the year	—	—	—	—
Prior service cost recognized during the year	(0.0)	—	—	—
Net gain/(loss) recognized during the year	(0.1)	(0.9)	0.0	—
Exchange rate gain/(loss) recognized during the year	(1.1)	1.6	(0.0)	—

Total recognized in other comprehensive income	37.3	(27.3)	0.2	(0.5)
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income
Total recognized in net periodic benefit cost and other comprehensive income	42.1	(20.4)	0.4	(0.2)
Estimated Amounts to be Amortized from Accumulated Other Comprehensive Income into Net Periodic Benefit Cost in Financial Year 2012
Amortization of:
Transition (asset)/obligation	—	—	—	—
Prior service cost/(credit)	0.0	—	—	—
Net (gain)/loss	0.9	0.1	—	—
Financial Assumptions Used to Determine Benefit Obligations at the Balance Sheet Date
Discount rate (%)	4.09%	5.21%	3.38%	4.49%
Rate of compensation increases (%)	2.51%	2.51%	N/A	N/A
Financial Assumptions Used to Determine Net Periodic Benefit Cost for Financial Year
Discount rate (%)	5.21%	4.81%	4.49%	4.33%
Rate of compensation increases (%)	2.51%	2.53%	N/A	N/A
Expected long-term rate of return (%)	5.96%	6.07%	N/A	N/A
Expected Future Contributions
Financial Year

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(in millions)	2012	2011	2012	2011
Expected Future Benefit Payments(1)
Financial Year
2013	9.4		0.5
2014	10.7		0.5
2015	9.7		0.5
2016	11.8		0.5
2017	10.8		0.4
2018-2022	70.0		1.9
Actual Asset Allocation (%)
Equities	29.7%	33.3%	—	—
Government Bonds	21.9%	19.6%	—	—
Corporate Bonds	23.9%	22.5%	—	—
Property	3.3%	3.4%	—	—
Insurance Contracts	11.3%	10.8%	—	—
Other	9.9%	10.4%	—	—
Total	100.0%	100.0%	—	—
Actual Asset Allocation (Amount)
Equities	56.8	60.7	—	—
Government Bonds	41.9	35.9	—	—
Corporate Bonds	45.7	41.1	—	—
Property	6.3	6.3	—	—
Insurance Contracts	21.6	19.7	—	—
Other	18.9	19.2	—	—
Total	191.4	182.9	—	—
Target Asset Allocation (%)
Equities	33.2%	32.9%	—	—
Government Bonds	21.4%	21.3%	—	—
Corporate Bonds	24.3%	23.7%	—	—
Property	3.6%	3.7%	—	—
Insurance Contracts	8.6%	8.3%	—	—
Other	8.9%	10.1%	—	—
(1)	The expected future cash payments schedule does not include the estimated $36.0 million of payments related to the multi-employer pension plan we withdrew from in fiscal 2012.

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

The following table provides a summary of plan assets that are measured in fair value as of June 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Assets	Level 1	Level 2	Level 3
Equity Securities	$56.9	$5.0	$51.9	$—
Debt Securities	87.8	26.5	61.3	—
Real Estate	6.3	—	0.9	5.4
Other	40.4	—	19.4	21.0
Total	$191.4	$31.5	$133.5	$26.4

Level 3 real estate assets consist of a property fund which directly invests in properties which are held in the UK. The funds are priced using the Net Asset Value (NAV) of the fund and investors also get Bid and Offer prices on a monthly basis. The primary asset is Investment Properties. Investment properties are measured at fair value as determined by third party independent appraisers (the “Values”). Their value is ascertained by reference to the market value, having regard to whether they are let or un-let at the date of valuation, in accordance with the Appraisal and Valuation Manual issued by the Royal Institution of Chartered Surveyors.

Level 3 other assets consist of an insurance contract in the UK to fulfill the benefit obligations for a portion of the participant’s benefits. The value of this commitment is determined using the same assumptions and methods used to value the UK Retirement & Death Benefit Plan pension liability. Level 3 other assets also include the partial funding of the Eberbach Pension through a company promissory note or loan with an annual rate of interest of 5%. The value of this commitment fluctuates due to contributions and benefit payments in addition to loan interest.

The following table provides a summary of plan assets that are measured in fair value as of June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Total Assets	Level 1	Level 2	Level 3
Equity Securities	$60.7	$5.5	$55.2	$—
Debt Securities	77.0	23.9	53.1	—
Real Estate	6.3	—	0.9	5.4
Other	38.9	—	16.6	22.3

Total	$182.9	$29.4	$125.8	$27.7

The following table provides a reconciliation of the beginning and ending balances of level 3 assets as well as the changes during the period attributable to assets held and those purchases, sales, settlements, contributions and benefits that were paid:

Total (Level 3)

Asset Category Allocations – June 30, 2012

Total (Level 3) All figures in US Dollars (in millions)	Fair Value Measurement Using Significant Unobservable Inputs Total (Level 3)	Fair Value Measurement Using Significant Unobservable Inputs Insurance Contracts	Fair Value Measurement Using Significant Unobservable Inputs Other
Beginning Balance at June 30, 2011	$27.7	$4.4	$23.3
Actual return on plan assets:
Relating to assets still held at the reporting date	(0.7)	0.8	(1.5)
Relating to assets sold during the period	—	—	—
Purchases, sales, settlements, contributions and benefits paid	(0.6)	(0.3)	(0.3)
Transfers in and/or out of Level 3	—	—	—

Ending Balance at June 30, 2012	$26.4	$4.9	$21.5

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

At June 30, (actual dollar amounts)	Other Post-Retirement Benefits
	2012	2011
Assumed Healthcare Cost Trend Rates at the Balance Sheet Date
Healthcare cost trend rate – initial (%)
Pre 65	8.47%	7.77%
Post 65	7.70%	8.15%
Healthcare cost trend rate – ultimate (%)
Pre 65	4.77%	5.15%
Post 65	4.77%	5.15%
Year in which ultimate rates are reached
Pre 65	2020	2017
Post 65	2019	2018
Effect of 1% Change in Healthcare Cost Trend Rate
Healthcare cost trend rate up 1%
on APBO at balance sheet date	$278,178	$309,410
on total service and interest cost	11,853	14,243
Effect of 1% Change in Healthcare Cost Trend Rate
Healthcare cost trend rate down 1%
on APBO at balance sheet date	($248,870)	($273,544)

11. RELATED PARTY TRANSACTIONS

Advisor Transaction and Management Fees

The Company entered into a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investors’ investment in Phoenix. The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the fiscal year ended June 30, 2012, 2011 and 2010 this management fee was approximately $11.9, $10.6 and $10.0 million, respectively. As of June 30, 2012 there was $1.9 million recorded as a liability within Other Accrued Liabilities. This fee was recorded as expense within selling, general and administrative expenses in the Consolidated Statements of Operations. In addition, pursuant to the terms of the transaction and advisory services agreement with Blackstone, the Company paid approximately $10.0 million in the aggregate in connection with transactions during the fiscal year ended 2012.

Acquisition of non-controlling interest

In February 2012, the Company acquired the remaining 49% minority share of the R.P. Scherer business in Eberbach, Germany from Gelita AG. The purchase was comprised of a cash payment and a note which is payable over a three year period. The cash paid is reflected in the investing section of our statement of cash flows within the caption ‘cash paid for acquisitions’. The transaction was accounted for as a transaction between shareholders and is reflected as such within our statement of stockholders equity. Concurrent with the completion of the transaction, Gelita AG is no longer considered a related party.

Other Related Party Transactions

The Company has a three year participation agreement with Core Trust Purchasing Group (“CPG”), which designates CPG as a supplier of an outsource service for indirect materials. The Company does not pay any fees to participate in this group arrangement, and can terminate participation at any time prior to the expiration of the agreement without penalty. The vendors separately pay fees to CPG for access to CPG’s consortium of customers. Blackstone entered into an agreement with CPG whereby Blackstone receives a portion of the gross fees vendors pay to CPG based on the volume of purchases made between the Company and other participants. Purchases from CPG were approximately $7.1 million and $6.2 million for the fiscal year ended June 30, 2012 and 2011, respectively.

The Company participates in an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. In consideration for these services, the Company pays Equity Healthcare a fee of $2.00 per participating employee per month. As of June 30, 2012, we had approximately 2,300 employees enrolled in our health benefit plans in the United States. Equity Healthcare is an affiliate of Blackstone.

In addition, the Company does business with a number of other companies affiliated with Blackstone; we believe that all such arrangements have been entered into in the ordinary course of our business and have been conducted on an arm’s length basis.

12. EQUITY

Description of Capital Stock

The Company is authorized to issue 1,000 shares of capital stock, all of which are Common Stock, with a par value of $0.01 per share. In accordance with the Certificate of Incorporation of the Company, each share of Common Stock shall have one vote, and the Common Stock shall vote together as a single class. As of June 30, 2012, 100% of the outstanding shares of the capital stock of the Company have been issued to, and are held by, PTS Intermediate Holdings, LLC. In accordance with the By-Laws of the Company, the Board of Directors may declare dividends upon the stock of the Company as and when the Board deems appropriate.

Comprehensive Earnings/(Loss) and Accumulated Other Comprehensive Earnings/(Loss)

Comprehensive earnings/(loss) for the fiscal years ended June 30, 2012, June 30, 2011 and June 30, 2010 consist of:

(in millions)	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010
Net earnings/(loss) attributable to Catalent	$(40.4)	$(54.0)	$(289.6)
Other comprehensive income/(losses):
Foreign currency translation adjustments	(27.3)	62.4	(21.5)
Net change in minimum pension liability	(26.5)	18.7	(1.3)
Deferred compensation/(benefit)	0.1	0.9	(0.3)
Change in unrealized loss on derivatives	15.2	12.5	(29.9)
Other Comprehensive income/(loss)	(38.5)	94.5	(53.0)
Total comprehensive income/(loss) loss before noncontrolling interest	(78.9)	40.5	(342.6)
Comprehensive income/(loss) attributable to noncontrolling interest	(3.8)	5.3	(4.6)
Comprehensive income/(loss)	$(82.7)	$45.8	$(347.2)

Accumulated other comprehensive earnings/(loss) for the fiscal years June 30, 2012, June 30, 2011 and June 30, 2010 consists of:

(in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Deferred Compensation	Pension Liability Adjustments	Other Comprehensive Income/(Loss)
Balance at June 30, 2009	$49.4	$(19.4)	$—	$(25.5)	$4.5
Activity, net of tax	(21.5)	(29.9)	(0.3)	(1.3)	(53.0)
Balance at June 30, 2010	27.9	(49.3)	(0.3)	(26.8)	(48.5)
Activity, net of tax	62.4	12.5	0.9	18.7	94.5
Balance at June 30, 2011	90.3	(36.8)	0.6	(8.1)	46.0
Activity, net of tax	(27.3)	15.2	0.1	(26.5)	(38.5)
Balance at June 30, 2012	$63.0	$(21.6)	$0.7	$(34.6)	$7.5

13. EQUITY-BASED COMPENSATION

Company Plan

The Company’s stock-based compensation generally includes stock options and restricted stock units. Shares issued relating to the Company’s stock-based plan is generally issued for the purpose of retaining key employees and directors of its subsidiaries. As of June 30, 2012, approximately 4,000 authorized shares are available for future awards under the Company’s stock-based compensation plan. The Company has adopted a form of non-qualified stock option agreement (the “Form Option Agreement”) for awards under the 2007 Plan. Under the Form Option Agreement, a portion of the stock option awards vest over a five-year period of time contingent solely upon the participants’ continued employment with the Company. Other stock option awards will vest over a specified performance period upon achievement of pre-determined operating performance targets over time, while others are market-based awards and vest upon The Blackstone Group’s realization of certain internal rates of return goals and the occurrence of a liquidity event subject to certain other performance criteria. The Form Option Agreement includes certain forfeitures provisions upon a participant’s separation from service with the Company.

Stock Compensation Expense

Stock compensation expense recognized in the consolidated statements of income was $3.7 million, $3.9 million and $2.6 million in fiscal years 2012, 2011 and 2010, respectively. All stock compensation expense is classified in selling, general and administrative expenses. Stock compensation expense is based on awards expected to vest, and therefore has been reduced by estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised in subsequent periods, if necessary, if actual forfeitures differ from those estimates. As of June 30, 2012, $5.5 million of unrecognized compensation cost related to stock options is expected to be recognized as expense over a weighted-average period of approximately 1.9 years.

Methodology and Assumptions

Stock options are granted with an exercise price at least equal to 100% of the market value on the date of grant. In the 2007 Plan, stock options granted generally cliff-vest 100% five years from the grant date, or the vesting reference date as applicable. Stock options granted typically have a contractual term of 10 years. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a ratable basis over the substantive vesting period. The fair value of stock options is determined using the Black-Scholes-Merton option pricing model for service and performance based awards, and an adaptation of the Black-Scholes-Merton option valuation model, which takes into consideration the internal rate of return thresholds, for market based awards. This model adaptation is essentially equivalent to the use of path dependent-lattice model.

The weighted average of assumptions used in estimating the fair value of stock options granted during each year, along with the weighted-average grant-date fair values, were as follows.

Year Ended June 30,
	2012	2011	2010
Expected volatility	29% - 30%	29% - 30%	30% - 32%
Expected life (in years)	6.5 - 7.5	6.5 - 7.5	6.5 - 7.5
Risk-free interest rates	1.3% - 1.6%	2.7% - 3.2%	3.2% - 3.5%
Dividend yield	None	None	None

The Company’s expected volatility assumption is based on the historical volatility of closing share price of a comparable peer group and other factors. The expected life assumption is primarily based on the “simplified method” which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate for the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average grant-date fair value of stock options in 2012, 2011, and 2010 was $272.0 per share, $240.8 per share, and $136.1 per share, respectively.

The following table summarizes stock option activity and shares outstanding for the years ended June 30, 2012, June 30, 2011 and June 30, 2010. The exercise price and aggregate intrinsic value are presented on an actual dollar value basis.

		Time			Performance			Market
	Weighted Average Exercise Price	Number of shares	WA Contractual Term	Aggregate Intrinsic Value	Number of shares	WA Contractual Term	Aggregate Intrinsic Value	Number of shares	WA Contractual Term	Aggregate Intrinsic Value
Outstanding as of June 30, 2010	$760.83	36,040	9.1	$3,143,730	11,416	9.4	$1,027,530	27,408	9.4	$2,466,540
Granted	$850.00	5,587	10.0	—	1,266	10.0	—	2,509	10.0	—
Exercised	—	—	—	—	—	—	—	—	—	—
Forfeited	$750.00	(4,886)	—	—	(2,130)	—	—	(9,060)	—	—
Expired / Cancelled	$902.19	(1,964)	—	—	(160)	—	—	—	—	—

Outstanding as of June 30, 2011	$772.00	34,777	8.3	$9,206,150	10,392	8.5	$2,922,760	20,857	8.5	$5,828,590
Granted	$1,134.13	5,830	10.0		1,951	10.0		3,877	10.0
Exercised	$—	—	—		—			—	—
Forfeited	$815.11	(1,308)	—		(558)			(1,531)	—
Expired / Cancelled	$649.27	(722)	—		(171)			—

Outstanding as of June 30, 2012	$827.45	38,577	7.6	$18,420,550	11,614	7.8	$5,664,200	23,203	7.8	$11,088,790
Expected to vest as of June 30, 2012	$816.29	35,392	7.5	$16,897,360	10,589	7.8	$5,175,030	18,723	7.7	$9,225,510
Vested and Exercisable as of June 30, 2012	$783.44	15,220	6.9	$7,757,850	3,880	7.4	$2,108,500	—		$—

Restricted Stock Units

The Company may grant restricted stock units (RSUs) to employees for recognition and retention purposes. RSUs generally vest over a three to five-year period. The grant-date fair value, adjusted for estimated forfeitures, is recognized as expense on a ratable basis over the substantive vesting period. The fair value of RSUs is determined based on the number of shares granted and the fair value of the Company’s common stock on the date of grant.

The following table summarizes non-vested RSU activity for the year ended June 30, 2012.

	RSU Units	Weighted Average Grant-Date Fair Value
Non-vested as of June 30, 2010	2,600	$750
Granted	0	$0
Vested	(600)	$750
Forfeited	0	$0
Non-vested as of June 30, 2011	2,000	$750
Granted	500	$1,040
Vested	(600)	$750
Forfeited	0	$0
Non-vested as of June 30, 2012	1,900	$826

As of June 30, 2012, $0.6 million of unrecognized compensation cost related to RSUs is expected to be recognized as expense over a weighted-average period of approximately 1.5 years. The weighted-average grant-date fair value of RSUs in 2012, 2011 and 2010 was $0.5 million, $0.0 million and $0.8 million, respectively. The fair value of RSUs and restricted stock vested in 2012, 2011 and 2010 was $0.5 million, $0.5 million and $0.3 million, respectively.

14. COMMITMENTS AND CONTINGENT LIABILITIES

The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2012 are:

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total
Minimum rental payments	$9.1	$5.4	$4.2	$2.4	$1.9	$3.7	$26.7

Rental expense relating to operating leases was approximately $13.1 million, $15.5 million and $16.9 million for the fiscal years ended June 30, 2012, June 30, 2011 and June 30, 2010, respectively. Sublease rental income was not material for any period presented herein.

Other Matters

On March 24, 2011, a Packaging Services manufacturing operation located in Corby, United Kingdom was damaged by a fire. All employees and contractors on site were safely evacuated with no injuries reported. The Company recorded expense for inventory that was damaged and additional costs associated with transition activities in the income statement line item Property and Casualty Losses within continuing operations. In the consolidated statement of cash flows, the insurance proceeds attributable to the property and equipment destroyed in the fire are reported in cash flows from investing activities. All other insurance proceeds received during fiscal year 2012 to date have been reported in cash flows from operating activities. In addition, approximately $3.8 million of business interruption insurance proceeds were recognized in gross margin in the year ended June 30, 2012 representing the amount recovered from our business interruption insurance related to lost profit. The Company has made appropriate provisions for cost of property damage and employee related severance costs. Future impairment charges, capital expenditures and non-recurring expenses may be required in subsequent periods as more information becomes available and the Company executes on its strategic plans and environmental obligations in response to the fire. While the Company is working diligently with its insurance providers, no determination has been made as to the total amount of the associated charges or timing of the receipt of insurance proceeds.

The Company, along with several pharmaceutical companies, is named as a defendant in one hundred thirty-nine pending civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including making a determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

From time to time the Company may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects, and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant. Based on advice of counsel and available information, including current status or stage of proceeding, and taking into account accruals for matters where we have established them, we currently believe that any liabilities ultimately resulting from these ordinary course claims and proceedings will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows.

15. SEGMENT INFORMATION

The Company conducts its business within the following operating segments: Softgel Technologies, Modified Release Technologies, Medication Delivery Solutions and Development & Clinical Services. The Softgel and Modified Release Technology operating segments are aggregated into one reportable operating segment – Oral Technologies. The Company evaluates the performance of its segments based on segment earnings before noncontrolling interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”). EBITDA from continuing operations is consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense, depreciation and amortization and is adjusted for the income or loss attributable to non controlling interest. The Company’s presentation of Segment EBITDA and EBITDA from continuing operations may not be comparable to similarly-titled measures used by other companies.

The following tables include net revenue and EBITDA during the fiscal year ended June 30, 2012, June 30, 2011 and June 30, 2010:

(in millions)	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010
Oral Technologies
Net revenue	$1,220.2	$1,159.0	$1,120.3
Segment EBITDA	334.6	308.4	274.3
Medication Delivery Solutions
Net revenue	223.9	238.6	234.7
Segment EBITDA	27.5	33.5	30.0
Development and Clinical Services
Net revenue	268.3	157.0	144.9
Segment EBITDA	53.0	30.1	23.5

Inter-segment revenue elimination	(17.6)	(22.8)	(19.5)
Unallocated Costs(1)	(84.8)	(100.3)	(267.1)

Combined Total
Net revenue	1,694.8	1,531.8	1,480.4
EBITDA from continuing operations	$330.3	$271.7	$60.7

(1)

Unallocated costs include U.S. GAAP restructuring and other items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010
Impairment charges and gain/(loss) on sale of assets	$(1.8)	$(3.6)	$(214.8)
Equity compensation	(3.7)	(3.9)	(2.6)
Restructuring and other items	(45.8)	(24.9)	(29.4)
Property and casualty losses	8.8	(11.6)	—
Sponsor advisory fee	(11.8)	(10.6)	(10.0)
Noncontrolling interest	(1.2)	(3.9)	(2.6)
Other income/(expense), net	3.8	(26.0)	7.3
Non-allocated corporate costs, net	(33.1)	(15.8)	(15.0)
Total unallocated costs	$(84.8)	$(100.3)	$(267.1)

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA:

(in millions)	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010
Earnings/(loss) from continuing operations	$2.1	$(29.1)	$(237.3)
Depreciation and amortization	129.7	115.5	117.7
Interest expense, net	183.2	165.5	161.0
Income tax (benefit)/expense	16.5	23.7	21.9
Noncontrolling interest	(1.2)	(3.9)	(2.6)
EBITDA from continuing operations	$330.3	$271.7	$60.7

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial Statements:

(in millions)	June 30, 2012	June 30, 2011
Assets
Oral Technologies	$2,589.6	$2,604.4
Medication Delivery Solutions	251.7	267.4
Development and Clinical Services	671.5	162.8
Corporate and eliminations	(373.8)	(269.6)
Assets held for sale	—	66.2

Total assets	$3,139.0	$2,831.2

The following tables include depreciation and amortization expense and capital expenditures for the fiscal years ended June 30, 2012, June 30, 2011 and June 30, 2010 for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial statements:

Depreciation and Amortization Expense

(in millions)	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010
Oral Technologies	$82.5	$82.3	$82.3
Medication Delivery Solutions	20.7	18.8	19.5
Development and Clinical Services	17.1	6.9	6.6
Corporate	9.4	7.5	9.3

Total depreciation and amortization expense	$129.7	$115.5	$117.7

Capital Expenditures

(in millions)	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010
Oral Technologies	$57.1	$43.4	$50.3
Medication Delivery Solutions	22.0	24.2	12.1
Development and Clinical Services	16.9	12.6	4.1
Corporate	8.2	7.1	4.0

Total capital expenditure	$104.2	$87.3	$70.5

The following table presents revenue and long-lived assets by geographic area:

	Net Revenue			Long-Lived Assets
(in millions)	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011	Fiscal Year Ended June 30, 2010	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011
United States	$591.9	$497.6	$484.9	$789.2	$684.2
Europe	868.9	842.2	832.0	1,195.3	962.3
International Other	288.0	210.2	183.3	272.9	267.5
Eliminations	(54.0)	(18.2)	(19.8)	—	—

Total	$1,694.8	$1,531.8	$1,480.4	$2,257.4	$1,914.0

(1)	Long-lived assets include property and equipment, net of accumulated depreciation; intangible assets, net of accumulated amortization; and goodwill.

16. SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at June 30, 2012 and June 30, 2011 are detailed in the following tables:

Inventories

Work-in-process and finished goods inventories include raw materials, labor and overhead. Total inventories consisted of the following:

(in millions)	June 30, 2012	June 30, 2011
Raw materials and supplies	$69.8	$69.4
Work-in-process	25.1	24.5
Finished goods	32.3	46.7

Total inventory, gross	127.2	140.6
Inventory reserves	(8.5)	(9.8)

Total inventory, net	$118.7	$130.8

Prepaid and other assets

Prepaid and other assets consist of the following:

(in millions)	June 30, 2012	June 30, 2011
Prepaid expenses	$24.2	$16.4
Spare parts supplies	11.7	10.7
Deferred taxes	18.6	20.0
Other current assets	54.2	46.4

Total prepaid and other assets	$108.7	$93.5

Property and Equipment

Property and equipment consist of the following:

(in millions)	June 30, 2012	June 30, 2011
Land, buildings and improvements	$527.3	$420.4
Machinery and equipment	586.2	547.0
Furniture and fixtures	8.5	9.3
Construction in progress	54.2	50.9

Property and equipment, at cost	1,176.2	1,027.6
Accumulated depreciation	(366.5)	(306.3)

Property and equipment, net	$809.7	$721.3

Other Assets – Non current

Other assets consist of the following:

(in millions)	June 30, 2012	June 30, 2011
Deferred long term debt financing costs	$22.6	$29.9
Other	19.2	14.8

Total other assets	$41.8	$44.7

Other Accrued Liabilities

Other accrued liabilities consist of the following:

(in millions)	June 30, 2012	June 30, 2011
Accrued employee-related expenses	$86.8	$81.9
Restructuring accrual	9.8	8.0
Deferred income tax	1.6	0.7
Accrued interest	18.3	19.5
Interest rate swaps	23.2	23.5
Deferred revenue and fees	25.4	15.5
Accrued income tax	31.4	22.3
Other accrued liabilities and expenses	65.4	50.2

Total other accrued liabilities	$261.9	$221.6

Allowance for Doubtful Accounts

Trade receivables Allowance for Doubtful Accounts activity as follows:

(in millions)	June 30, 2012	June 30, 2011	June 30, 2010
Trade receivables allowance for doubtful accounts
Beginning Balance	$4.3	$2.8	$2.9
Charged to Cost and Expenses	0.5	1.4	0.9
Deductions and other	(0.3)	(0.1)	(1.0)
Impact of Foreign Exchange	(0.3)	0.2	—

Closing Balance	$4.2	$4.3	$2.8

Inventory Reserve

Inventories reserve activity as follows:

(in millions)	June 30, 2012	June 30, 2011	June 30, 2010
Inventory reserve
Beginning Balance	$9.8	$14.6	$16.0
Charged to Cost and Expenses	9.1	8.9	13.9
Deductions	(9.6)	(15.2)	(14.4)
Impact of Foreign Exchange	(0.8)	1.5	(0.9)

Closing Balance	$8.5	$9.8	$14.6

17. DISCONTINUED OPERATIONS AND DIVESTITURES

Discontinued Operations

In the fourth fiscal quarter of 2012, the Company sold its U.S. based commercial packaging operations and concluded the elimination of cash flows qualified the component as a discontinued operation. No material gain or loss was recognized on the sale. In addition, during fiscal year 2011, the Company concluded that its printed components facilities qualified as a component entity, the operations of which were then classified as held for sale and discontinued. In April 2011, the Company completed the sale of its printed component operations in a cash transaction for an amount which approximated fair value. Accordingly, all current and prior period financial information has been reclassified within the financial statements to discontinued operations captions within the Consolidated Statements of Operations and Cash Flows. The domestic commercial packaging and printed component entities were previously reported in the Company’s Packaging Services segment.

In addition, on November 13, 2009, the Company completed its sale of the North Raleigh, North Carolina sterile injectable facility to a third party for an amount which approximated fair value. Also, on March 30, 2009, the Company sold its Osny, France facility to Bavaria Industriekapital AG, a German industrial holding company. The operating results and cash flows from these operations are included within discontinued operations captions within the statements of operations and cash flow in prior periods.

The operating results of these components are included in the Consolidated Statement of Operations for the fiscal years ended June 30, 2012, June 30, 2011 and June 30, 2010 within discontinued operations.

Summarized consolidated statements of operations data for these discontinued operations are as follows:

	Fiscal Year Ended June 30,
(in millions)	2012	2011	2010
Net revenue	$94.3	$188.9	$258.4

Earnings /(loss) before income taxes	(41.2)	(20.1)	(50.1)
Income tax (benefit)/expense	0.1	0.9	(0.4)

Earnings/ (loss) from discontinued operations, net of tax	$(41.3)	$(21.0)	$(49.7)

Summarized balance sheet data for these discontinued operations is as follows:

(in millions)	June 30, 2012	June 30, 2011
Assets held for sale
Working capital and other assets	—	28.0
Property, Plant and Equipment, net	—	38.2

Total assets held for sale	—	66.2

Liabilities held for sale
Current liabilities	—	11.3
Other liabilities	—	0.3

Total liabilities held for sale	—	11.6

18. SUBSEQUENT EVENTS

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

The following condensed financial information presents the Company’s Consolidating Balance Sheet as of June 30, 2012 and as of June 30, 2011 and the Consolidating Statements of Operations for the years ended June 30, 2012, June 30, 2011 and June 30, 2010 and Cash Flows for the years ended June 30, 2012, June 30, 2011 and June 30, 2010: (a) Catalent Pharma Solutions, Inc. (“Issuer” and/or “Parent”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Year Ended June 30, 2012

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$591.9	$1,127.4	$(24.5)	$1,694.8
Cost of products sold	—	337.6	823.1	(24.5)	1,136.2

Gross Margin	—	254.3	304.3	—	558.6
Selling, general and administrative expenses	3.7	231.7	112.7	—	348.1
Impairment charges and (gain)/loss on sale of assets	—	(0.3)	2.1	—	1.8
Restructuring and other	—	1.8	17.7	—	19.5
Property and casualty losses	—	—	(8.8)	—	(8.8)

Operating earnings/(loss)	(3.7)	21.0	180.7	—	198.0
Interest expense, net	181.9	0.7	0.6	—	183.2
Other (income)/expense, net	(142.2)	(123.8)	(260.0)	522.2	(3.8)

Earnings/(loss) from continuing operations before income taxes	(43.4)	144.1	440.1	(522.2)	18.6
Income tax (benefit)/expense	(3.0)	5.7	13.8	—	16.5

Earnings/(loss) from continuing operations	(40.4)	138.4	426.3	(522.2)	2.1
Loss from discontinued operations	—	(40.0)	(1.3)	—	(41.3)

Net earnings/(loss)	(40.4)	98.4	425.0	(522.2)	(39.2)
Net earnings/(loss) attributable to noncontrolling interest	—	—	1.2	—	1.2

Net earnings/(loss) attributable to Catalent	$(40.4)	$98.4	$423.8	$(522.2)	$(40.4)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Year Ended June 30, 2011

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$490.9	$1,058.3	$(17.4)	$1,531.8
Cost of products sold	—	279.2	767.9	(17.4)	1,029.7

Gross Margin	—	211.7	290.4	—	502.1
Selling, general and administrative expenses	3.9	167.9	116.5	—	288.3
Impairment charges and (gain)/loss on sale of assets	0.2	3.4	—	—	3.6
Restructuring and other	—	4.8	7.7	—	12.5
Property and casualty losses	—	0.3	11.3	—	11.6

Operating earnings/(loss)	(4.1)	35.3	154.9	—	186.1
Interest expense, net	161.0	2.2	2.3	—	165.5
Other (income)/expense, net	(108.4)	(462.4)	72.7	524.1	26.0

Earnings/(loss) from continuing operations before income taxes	(56.7)	495.5	79.9	(524.1)	(5.4)
Income tax (benefit)/expense	(3.2)	3.5	23.4	—	23.7

Earnings/(loss) from continuing operations	(53.5)	492.0	56.5	(524.1)	(29.1)
Earnings/(loss) from discontinued operations	(0.5)	8.1	(28.6)	—	(21.0)

Net earnings/(loss)	(54.0)	500.1	27.9	(524.1)	(50.1)
Net earnings/(loss) attributable to noncontrolling interest	—	—	3.9	—	3.9

Net earnings/(loss) attributable to Catalent	$(54.0)	$500.1	$24.0	$(524.1)	$(54.0)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Operations

For the Year Ended June 30, 2010

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$444.2	$1,031.6	$4.6	$1,480.4
Cost of products sold	—	259.3	775.4	4.8	1,039.5

Gross Margin	—	184.9	256.2	(0.2)	440.9
Selling, general and administrative expenses	2.6	156.4	111.1	—	270.1
Impairment charges and (gain)/loss on sale of assets	20.0	180.3	14.5	—	214.8
Restructuring and other	—	4.3	13.4	—	17.7
Operating earnings/(loss)	(22.6)	(156.1)	117.2	(0.2)	(61.7)

Interest expense, net	157.0	0.4	3.6	—	161.0
Other (income)/expense, net	101.7	(138.2)	(196.5)	225.7	(7.3)

Earnings/(loss) from continuing operations before income taxes	(281.3)	(18.3)	310.1	(225.9)	(215.4)
Income tax (benefit)/expense	8.3	7.7	5.9	—	21.9

Earnings/(loss) from continuing operations	(289.6)	(26.0)	304.2	(225.9)	(237.3)
Earnings/(loss) from discontinued operations	—	(45.9)	(7.5)	3.7	(49.7)

Net earnings/(loss)	(289.6)	(71.9)	296.7	(222.2)	(287.0)
Net earnings/(loss) attributable to noncontrolling interest	—	—	2.6	—	2.6

Net earnings/(loss) attributable to Catalent	$(289.6)	$(71.9)	$294.1	$(222.2)	$(289.6)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2012

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$2.7	$49.5	$86.8	$—	$139.0
Trade receivables, net	—	112.4	225.9	—	338.3
Intercompany receivables	(406.6)	1,070.5	784.7	(1,448.6)	—
Inventories	—	24.0	94.7	—	118.7
Prepaid expenses and other	19.1	32.6	57.0	—	108.7

Total current assets	(384.8)	1,289.0	1,249.1	(1,448.6)	704.7
Property and equipment, net	—	353.8	455.9	—	809.7
Goodwill	—	331.4	698.5	—	1,029.9
Other intangibles, net	—	104.1	313.6	—	417.7
Investment in subsidiaries	3,632.1	—	—	(3,630.5)	1.6
Deferred income taxes asset	4.0	68.0	63.2	—	135.2
Other assets	22.7	15.3	2.2	—	40.2

Total assets	$3,274.0	$2,161.6	$2,782.5	$(5,079.1)	$3,139.0

Liabilities and Shareholder’s Deficit
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$17.8	$7.7	$17.7	$—	$43.2
Accounts payable	—	42.6	91.6	—	134.2
Intercompany accounts payable	1,080.4	—	79.0	(1,159.4)	—
Other accrued liabilities	49.4	95.7	116.8	—	261.9

Total current liabilities	1,147.6	146.0	305.1	(1,159.4)	439.3
Long-term obligations, less current portion	2,574.1	20.9	45.3	—	2,640.3
Intercompany long-term debt	(106.5)	2.4	391.7	(287.6)	—
Pension liability	—	55.7	84.6	—	140.3
Deferred income taxes liability	9.5	107.5	102.9	—	219.9
Other liabilities	—	29.5	20.4	—	49.9
Shareholder’s Deficit:
Total Catalent shareholder’s deficit	(350.7)	1,799.6	1,832.5	(3,632.1)	(350.7)
Noncontrolling interest	—	—	—	—	—

Total shareholder’s deficit	(350.7)	1,799.6	1,832.5	(3,632.1)	(350.7)

Total liabilities and shareholder’s deficit	$3,274.0	$2,161.6	$2,782.5	$(5,079.1)	$3,139.0

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

June 30, 2011

(In millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$3.6	$33.4	$168.1	$—	$205.1
Trade receivables, net	—	71.3	190.8	—	262.1
Intercompany receivables	70.3	712.9	908.6	(1,691.8)	—
Inventories	—	23.1	107.7	—	130.8
Prepaid expenses and other	20.5	24.4	48.6	—	93.5
Assets held for sale	—	66.2	—	—	66.2

Total current assets	94.4	931.3	1,423.8	(1,691.8)	757.7

Property and equipment, net	—	283.1	438.2	—	721.3
Goodwill	—	308.1	597.9	—	906.0
Other intangibles, net	—	91.6	195.1	—	286.7
Investment in subsidiaries	3,323.3	—	—	(3,321.9)	1.4
Deferred income taxes asset	22.3	68.1	24.4	—	114.8
Other assets	31.4	8.5	4.9	(1.5)	43.3

Total assets	$3,471.4	$1,690.7	$2,684.3	$(5,015.2)	$2,831.2

Liabilities and Shareholder’s Deficit
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$14.4	1.6	$12.6	$—	$28.6
Accounts payable	—	28.0	95.7	—	123.7
Intercompany accounts payable	1,206.7	—	—	(1,206.7)	—
Other accrued liabilities	49.1	72.8	99.7	—	221.6
Liabilities held for sale	—	11.6	—	—	11.6

Total current liabilities	1,270.2	114.0	208.0	(1,206.7)	385.5

Long-term obligations, less current portion	2,300.1	8.1	9.8	—	2,318.0
Intercompany long-term debt	69.2	1.7	414.3	(485.2)	—
Pension liability	—	17.0	61.5	—	78.5
Deferred income taxes liability	27.1	102.9	62.7	—	192.7
Other liabilities	18.5	22.5	25.4	—	66.4
Shareholder’s Deficit:		—			—
Total Catalent shareholder’s deficit	(213.7)	1,424.5	1,898.8	(3,323.3)	(213.7)
Noncontrolling interest	—	—	3.8	—	3.8

Total shareholder’s deficit	(213.7)	1,424.5	1,902.6	(3,323.3)	(209.9)

Total liabilities and shareholder’s deficit	$3,471.4	$1,690.7	$2,684.3	$(5,015.2)	$2,831.2

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended June 30, 2012

(in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by /(used in) operating activities from continuing operations	$(531.2)	$163.0	$455.9	$—	$87.7
Net cash provided by/(used in) operating activities from discontinued operations	—	0.2	—	—	0.2

Net cash provided by/(used in) operating activities	(531.2)	163.2	455.9	—	87.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and other productive assets	—	(42.3)	(61.9)	—	(104.2)
Proceeds from sale of property and equipment	—	1.3	0.9	—	2.2
Proceeds from insurance related to long lived assets	—	—	21.3	—	21.3
Payment for acquisitions, net of cash	(457.5)	—	—	—	(457.5)

Net cash provided by/(used in) investing activities from continuing operations	(457.5)	(41.0)	(39.7)	—	(538.2)
Net cash provided by/(used in) investing activities from discontinued operations	—	43.7	—	—	43.7

Net cash provided by/(used in) investing activities	(457.5)	2.7	(39.7)	—	(494.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	618.6	(147.7)	(470.9)	—	—
Change in short-term borrowings	—	—	(2.9)	—	(2.9)
Payments related to revolver credit facility	(1.6)	—	—	—	(1.6)
Proceeds from Borrowing on term loan	393.3	—	—	—	393.3
Repayments of long-term obligations	(23.6)	(2.1)	(11.3)	—	(37.0)
Equity contribution/(redemption)	1.1	—	—	—	1.1

Net cash (used in)/ provided by financing activities from continuing operations	987.8	(149.8)	(485.1)	—	352.9
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—

Net cash (used in)/provided by financing activities	987.8	(149.8)	(485.1)	—	352.9

Effect of foreign currency on cash	—	—	(12.4)	—	(12.4)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(0.9)	16.1	(81.3)	—	(66.1)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3.6	33.4	168.1	—	205.1

CASH AND EQUIVALENTS AT END OF PERIOD	$2.7	$49.5	$86.8	$—	$139.0

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended June 30, 2011

(in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by / (used in) operating activities from continuing operations	$(557.5)	$539.7	$129.4	$—	$111.6
Net cash provided by/(used in) operating activities from discontinued operations	—	3.8	(15.7)		(11.9)

Net cash provided by / (used in) operating activities	(557.5)	543.5	113.7	—	99.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	—	(32.8)	(54.5)	—	(87.3)
Proceeds from sale of property and equipment	—	0.1	3.9	—	4.0

Net cash provided by/(used in) investing activities from continuing operations	—	(32.7)	(50.6)	—	(83.3)
Net cash provided by/(used in) investing activities from discontinued operations	—	6.8	26.1		32.9

Net cash provided by/(used in) investing activities	—	(25.9)	(24.5)	—	(50.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	464.1	(515.9)	51.8	—	—
Net change in short-term borrowings	(4.5)	—	1.2		(3.3)
Repayments of long-term obligations	(14.2)	(0.1)	(9.8)	—	(24.1)
Distribution to noncontrolling interest holder	—	—	(2.6)	—	(2.6)
Equity contribution (redemption)	3.9	—	—	—	3.9

Net cash (used in)/ provided by financing activities from continuing operations	449.3	(516.0)	40.6	—	(26.1)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	449.3	(516.0)	40.6	—	(26.1)

Effect of foreign currency on cash	94.1	—	(76.2)		17.9

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(14.1)	1.6	53.6	—	41.1
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	17.7	31.8	114.5	—	164.0

CASH AND EQUIVALENTS AT END OF PERIOD	$3.6	$33.4	$168.1	$—	$205.1

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended June 30, 2010

(in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by / (used in) operating activities from continuing operations	$(351.9)	$159.5	$423.9	$—	$231.5
Net cash provided by/(used in) operating activities from discontinued operations	—	(0.7)	3.0		2.3

Net cash provided by / (used in) operating activities	(351.9)	158.8	426.9	—	233.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	—	(13.3)	(57.2)	—	(70.5)
Proceeds from sale of property and equipment	—	(0.4)	0.7	—	0.3

Net cash provided by/(used in) investing activities from continuing operations	—	(13.7)	(56.5)	—	(70.2)
Net cash provided by/(used in) investing activities from discontinued operations	—	6.7	(3.2)		3.5

Net cash provided by/(used in) investing activities	—	(7.0)	(59.7)	—	(66.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	502.3	(122.7)	(379.6)	—	—
Net change in short-term borrowings	(0.3)	—	1.4		1.1
Repayments of revolver credit facility	(36.0)				(36.0)
Borrowings from revolver credit facility					—
Repayments of long-term obligations	(14.1)	(1.6)	(5.0)	—	(20.7)
Distribution to noncontrolling interest holder	—	—	(1.7)	—	(1.7)
Equity contribution (redemption)	0.6	—	—	—	0.6

Net cash (used in)/ provided by financing activities from continuing operations	452.5	(124.3)	(384.9)	—	(56.7)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	452.5	(124.3)	(384.9)	—	(56.7)

Effect of foreign currency on cash	(83.1)	—	72.8		(10.3)

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	17.5	27.5	55.1	—	100.1
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	0.2	4.2	59.5	—	63.9

CASH AND EQUIVALENTS AT END OF PERIOD	$17.7	$31.7	$114.6	$—	$164.0

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of June 30, 2012 the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

On February 17, 2012, the Company completed its acquisition of the CTS Business of Aptuit by purchasing the outstanding shares of capital stock of Aptuit Holdings, Inc. (as discussed in Note 2 to the Consolidated Financial Statements). We are in the process of evaluating the internal controls of the acquired business. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, the internal controls over financial reporting of Aptuit Holdings, Inc. were excluded from a formal evaluation of the effectiveness of the Company’s disclosure controls and procedures.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. As described below, this assessment did not include the internal control over financial reporting of Aptuit Holdings, Inc., the Company’s newly-acquired subsidiary.

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

We are in the process of evaluating the internal controls of Aptuit Holdings, Inc., the Company’s newly acquired subsidiary. In connection with the CTS Acquisition, we have developed a supporting infrastructure covering all critical operations, including but not limited to, sales, inventory management, customer service, finance and other administrative areas. As part of the development of this infrastructure, we have implemented and will continue to enhance various processes, systems, and internal controls to support this business. As permitted by the SEC Staff interpretive guidance for newly acquired business, management excluded the internal control over financial reporting of Aptuit Holdings, Inc. from management’s report on internal control over financial reporting. Aptuit Holdings, Inc.’ operations contributed approximately $67.9 million in revenues to our consolidated financial results for 2012 (representing the period following the February 17, 2012 acquisition date) and Aptuit Holdings, Inc. had total assets of approximately $482.0 million as of June 30, 2012 (of which approximately $346.0 million represented goodwill and identifiable intangible assets).

Other than as noted above in connection with the acquisition of Aptuit Holdings, Inc., there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Item 9B is not applicable and has been omitted.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors of the Registrant

The following table sets forth information about our executive officers and directors including their respective ages as of September 1, 2012:

Name	Age	Position
John R. Chiminski	48	President & Chief Executive Officer and Director
Matthew Walsh	46	Senior Vice President and Chief Financial Officer
Scott Houlton	45	President, Development and Clinical Services
David Heyens	56	President, Oral Technologies - Softgel
Ian Muir	46	President, Oral Technologies - Modified Release Technology
Barry Littlejohns	46	President, Medication Delivery Solutions
William Downie	45	Senior Vice President, Global Marketing & Sales
Sharon Johnson	48	Senior Vice President, Global Quality and Regulatory Affairs
Samrat S. Khichi	44	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Stephen Leonard	49	Senior Vice President, Global Operations
Kurt Nielsen	45	Senior Vice President, Innovation & Growth and Chief Technology Officer
Roy Satchell	53	Senior Vice President, Information Technology
Lance Miyamoto	57	Senior Vice President, Human Resources
Cornell Stamoran	44	Vice President, Strategy and Corporate Development
Charles Silvey	53	Vice President, Internal Audit & Finance Operations
Chinh E. Chu	45	Director
Michael Dal Bello	41	Director
Bruce McEvoy	35	Director
Paul Clark	65	Director
James Quella	62	Director
Melvin D. Booth	67	Director
Arthur J. Higgins	56	Director

John R. Chiminski has led Catalent as President and Chief Executive Officer since March 2009. Mr. Chiminski brings to Catalent a diversified business background that includes lean manufacturing, supply chain, research and development, customer service, and global business management, with a focus on customers and growth. He joined Catalent after more than 20 years of experience at GE Healthcare in engineering, operations, and senior leadership roles. From 2007 to 2009, Mr. Chiminski was President and Chief Executive Officer of GE Medical Diagnostics, a global business with sales of $1.9 billion. From 2005 to 2007, he served as Vice President and General Manager of GE Healthcare’s Global Magnetic Resonance Business, and from 2001 to 2005, as Vice President and General Manager of Global Healthcare Services. Earlier at GE, he held a series of cross-functional leadership positions in both manufacturing and engineering, including a GE Medical Systems assignment in France. Mr. Chiminski holds a BS from Michigan State University and an MS from Purdue University, both in electrical engineering, as well as a Master in Management degree from the Kellogg School of Management at Northwestern University. He is on the Board of Trustees for the HealthCare Institute of New Jersey, and is also a director of DJO Global, Inc.

Matthew Walsh has served as our Senior Vice President and Chief Financial Officer since April 2008. Prior to joining the Company, Mr. Walsh served as President and Chief Financial Officer of Escala Group, Inc., a global collectibles network and precious metals trader. From 1996 through 2006, Mr. Walsh held positions of increasing responsibility in corporate development, accounting and finance at diversified industrial manufacturer GenTek, Inc., culminating in his appointment as Vice President and Chief Financial Officer. Prior to GenTek, he served in corporate development and other roles in banking and the chemicals industry. Mr. Walsh received a B.S. in chemical engineering and an MBA from Cornell University and is a CFA® charter holder.

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

Barry Littlejohns has led Catalent’s Medication Delivery Solutions business, since July 2011. Mr. Littlejohns has an extensive background in leading international life science businesses in both US and European organizations. He rejoins Catalent after two years as Senior Vice President of Operations and Business Development at Danish biotechnology company Genmab, where his responsibilities included strategic licensing and manufacturing oversight. Prior to Genmab, he served in a broad range of leadership roles at Catalent. These include Vice President of Global Business Operations, Vice President of Commercial Affairs for Medication Delivery Solutions, Vice President and General Manager of Injectables, and various financial, operational and leadership roles. He joined Catalent in 1989 when it was formerly the RP Scherer Corporation. Mr. Littlejohns has two degrees in business and finance from Swindon, UK.

William Downie has served as Senior Vice President, Global Sales & Marketing since June 2010. Mr. Downie joined Catalent as Group President, Medication Delivery Solutions, and Senior Vice President, Global Sales & Marketing in October 2009. Prior to joining Catalent, Mr. Downie served as Vice President and Global Leader of Molecular Imaging at GE Healthcare. Before that, he held several executive positions in other GE Healthcare units, including Vice President and General Manager, Medical Diagnostics – Europe, Middle East and Africa, and Vice President of Sales for Medical Diagnostics – Europe. Prior to GE Healthcare, Mr. Downie was with Innovex UK Limited (part of Quintiles, Inc.), where he held several positions in operations and sales/marketing. Earlier in his career, he held leadership positions with Sanofi-Synthelabo UK; Sanofi-Winthrop Limited; and Merck & Co., Inc. Mr. Downie holds a Bachelor of Science degree in biochemistry from the University of Edinburgh.

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

Cornell Stamoran has served as our Vice President, Strategy and Corporate Development since November 2007, and as Investor Relations Officer since February 2008. Mr. Stamoran joined the company from Arthur Andersen & Co. in 1992, and has served in a variety of capacities, including strategic and financial planning, corporate and business development, marketing, financial and SEC reporting, and investor relations. He previously served as Vice President of Strategy & Business Process from September 2005 through November 2007. Mr. Stamoran has a B.S. from the University of Michigan, and holds several professional certifications.

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

Michael Dal Bello has been a director since April 2007. Mr. Dal Bello is a Managing Director of The Blackstone Group, which he joined in 2002, and is actively involved in Blackstone’s healthcare investment activities. Previously Mr. Dal Bello worked at Hellman & Friedman LLC and at Bain & Company. Mr. Dal Bello received an MBA from Harvard Business School in 2002. Mr. Dal Bello currently serves on the boards of directors of Apria Healthcare Group, Alliant, Biomet, Emdeon, Inc., Team Health and Vanguard Health Services.

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

Paul Clark has been a director since August 2007. Mr. Clark served as Chief Executive Officer and President from June 1999 and Chairman of the Board from February 2000 until February 2007 of ICOS Corporation, a biotechnology company. Prior to ICOS, Mr. Clark was with Abbott Laboratories from 1984-1998, where he had responsibility for pharmaceuticals and other businesses, retiring from Abbott as Executive Vice President and a Board Member. Mr. Clark is also an Operating Partner and Strategic Advisory Board member of Genstar Capital LLC, and a Director of Agilent Technologies and Harlan Labs. Mr. Clark received his B.S. in finance from University of Alabama and his MBA from Dartmouth College, Amos Tuck School.

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

Melvin D. Booth has been a director since July 2010. Most recently, Mr. Booth served as President and Chief Operating Officer of Medimmune, Inc. from 1998 through his retirement in 2003, and as a Director from 1998 through 2005. Prior to that, Mr. Booth was President, Chief Operating Officer and Director of Human Genome Sciences, Inc. from 1995 to 1998. Mr. Booth also served in a variety of senior leadership positions for Syntex Inc., including leading both Syntex Laboratories, Inc. and Syntex Pharmaceuticals Pacific. Mr. Booth also served as Lead Director for Millipore Corporation until its recent acquisition by Merck KGaA, and currently serves on the Board of Ventria BioScience, as Chairman of the Board for PRA International, Inc., Chairman of the Board for ERT (Electronic Research Technologies) and as a strategic advisor in life sciences for Genstar Capital. Mr. Booth holds an undergraduate degree and an honorary Ph.D. in Science from the Northwest Missouri State University, and is a certified public accountant.

Arthur J. Higgins has been a director since August 2010. Mr. Higgins previously served as Chairman of the Bayer HealthCare Executive Committee from 2004 to 2010, and as Chairman of the Board of Management of Bayer HealthCare AG from 2006 to 2010. Mr. Higgins started his career in 1978 with Bristol-Myers. He subsequently worked for Sandoz (1979 to 1984) and Fisons (1984 to 1987) before moving to Abbott Laboratories in the USA (1987 to 2001), where he held positions of increasing responsibility in the international and domestic divisions. He was appointed President of Abbott’s Pharmaceutical Products Division from 1998 to 2001. In 2001, Mr. Higgins joined Enzon Pharmaceuticals as Chairman and Chief Executive Officer. Mr. Higgins currently serves on the boards of directors of Zimmer, Inc., Eco Labs, and Resverlogix Corp, and is a member of Blackstone Healthcare Partners. Mr. Higgins holds a B.S. degree in biochemistry from Strathclyde University in Glasgow, Scotland.

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

When considering whether our directors have the experience, qualifications, attributes and skills, taken as a whole, to enable the board of directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the board of directors focused primarily on the information discussed in each of the Board members’ or nominees’ biographical information set forth above. Each of the Company’s directors possesses high ethical standards, acts with integrity and exercises careful, mature judgment. Each is committed to employing their skills and abilities to aid the long-term interests of the stakeholders of the Company. In addition, our directors are knowledgeable and experienced in one or more business or civic endeavors, which further qualify them for service as members of our board of directors. Each of Messrs. Chu, Dal Bello, McEvoy and Quella possesses experience in owning and managing privately held enterprises and are familiar with corporate finance and strategic business planning activities that are unique to highly-leveraged companies like us. Finally, many of our directors possess substantial expertise in advising and managing companies in various segments of the healthcare industry. In particular, Mr. Chu is experienced in management, having been involved in numerous Blackstone investments, including investments in the healthcare industry, such as the Stiefel Laboratories investment and the ReAble Therapeutics’ acquisition of DJ Orthopedics. Mr. Dal Bello is familiar with the healthcare industry, serving as a director of Vanguard Health Systems, Team Health and Apria Healthcare Group. Mr. McEvoy has experience in the healthcare industry, serving as a director of DJO Incorporated, formerly known as ReAble Therapeutics. Mr. Quella is also familiar with the healthcare industry, serving as a director of Vanguard Health Systems. With respect to Mr. Clark, the board of directors considered his experience in management and his extensive knowledge of the biotechnology and pharmaceutical industries, having served as the Chief Executive Officer and President of ICOS Corporation, a biotechnology company and as a former Executive Vice President and director of Abbott Laboratories. With respect to Mr. Booth, the board of directors considered his accounting expertise as a certified public accountant and his extensive experience in the biopharmaceutical industry, having served as the President and Chief Operating Officer, and as a director, of Medimmune, Inc. With respect to Mr. Higgins, the board of directors considered his experience in managing and advising companies in the pharmaceutical industry, having served as the Chairman of the Bayer HealthCare Executive Committee and as Chairman of the Board of Management of Bayer HealthCare AG. Finally, with regards to Mr. Chiminski, our board of directors considered his significant experience in the healthcare industry gained through his twenty-one year tenure at GE Healthcare and his service as our President & Chief Executive Officer with responsibility for the day-to-day oversight of the Company’s business operations.

Committees of the Board

Our board of directors has an audit committee, an executive committee and a compensation committee. Our board of directors may also establish from time to time any other committees that it deems necessary and advisable.

Audit Committee

Our audit committee is comprised of Michael Dal Bello, Bruce McEvoy, Paul Clark and Melvin D. Booth. Mr. Dal Bello is the Chairman of the Audit Committee. The audit committee is responsible for assisting our board of directors with its oversight responsibilities regarding: (i) the integrity of our financial statements; (ii) our compliance with legal and regulatory requirements; (iii) our independent registered public accounting firm’s qualifications and independence; and (iv) the performance of our internal audit function and independent registered public accounting firm.

While our board of directors has not designated any of its members as an audit committee financial expert, we believe that each of the current board members is fully qualified to address any accounting, financial reporting or audit issues that may come before it.

Executive Committee

Our executive committee is comprised of Chinh E. Chu and Michael Dal Bello. The primary purpose of the executive committee is to act, when necessary, in place of our full board of directors and to manage the affairs of the Company in the intervals between meetings of the board of directors. The executive committee is authorized to exercise all the powers of the board of directors that are permitted by law to be exercised by a committee of the board of directors, including the powers to declare a dividend, to authorize the issuance of stock and to adopt a certificate of ownership and merger pursuant to Section 253 of the General Corporation Law of Delaware.

Compensation Committee

Our compensation committee is comprised of Chinh E. Chu, Michael Dal Bello and Bruce McEvoy. Mr. Dal Bello is the Chairman of the Compensation Committee. The Compensation Committee is responsible for determining, reviewing, approving and overseeing our executive compensation program.

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

DIRECTOR COMPENSATION

The following table provides summary information concerning the compensation of the members of our board of directors during fiscal 2012. The compensation paid to Mr. Chiminski, who became a member of our board of directors on March 17, 2009 and is our President and Chief Executive Officer, is presented in the Summary Compensation Table and the related explanatory tables. Our President and Chief Executive Officer is generally not entitled to receive additional compensation for his services as a director.

Name	Fees Earned or Paid In Cash($)(1)	Option Awards ($)(2)(3)	Total ($)
Current Directors	(b)	(c)	(d)
Paul Clark	125,000		125,000
Bruce McEvoy (4)
James Quella (4)
Michael Dal Bello (4)
Chinh Chu (4)
Arthur Higgins	125,000		125,000
Melvin Booth	125,000		125,000

Former Director
Peter Baird	75,171		75,171

(1)	Amounts reported in column (b) reflect annual retainer fees. Mr. Baird resigned from the Board of Directors on February 6, 2012; therefore, the amount reported in column (b) for Mr. Baird reflects fees earned through his resignation date.
(2)	None of our directors were granted options during the 2012 fiscal year.
(3)	As of June 30, 2012, Messrs. Baird, Clark, Higgins and Booth each held 250, 612, 725 and 725 unexercised PTS Holdings Corp. options, respectively.
(4)	Messrs. Chu, Dal Bello, McEvoy and Quella are employees of The Blackstone Group and do not receive any compensation from us for their services on our board of directors.

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

Mr. Clark. In July 2007, we approved an annual retainer of $125,000 for Mr. Clark starting in fiscal 2008. Mr. Clark was also granted an option to purchase 250 shares of common stock of PTS Holdings Corp. under the 2007 PTS Holdings Corp. Stock Incentive Plan as part of his compensation. On September 8, 2010, Mr. Clark was granted an option to purchase an additional 362 shares of common stock of PTS Holdings Corp. 100% of Mr. Clark’s options are time options, and they will ordinarily become vested and exercisable in five substantially equal installments on each of the first five anniversaries of the grant date, subject to his continued provision of services. Mr. Clark’s options will also become fully vested upon a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and the portion of his options that would otherwise have vested within 12 months following a termination of service without cause or due to death or disability will become vested in connection with such a termination of service. Other than the vesting terms described in this paragraph, the other terms of Mr. Clark’s options are generally the same as described below for the Named Officers (other than Messrs. Chiminski and Walsh) under the heading “Description of Equity-Based Awards.”

Messrs. Higgins and Booth. In July 2010, we approved an annual retainer of $125,000 for each of Messrs. Higgins and Booth starting in fiscal 2011. Messrs. Higgins and Booth were each granted an option to purchase 725 shares of common stock of PTS Holdings Corp. on September 8, 2010 under the 2007 PTS Holdings Corp. Stock Incentive Plan as part of their compensation. 100% of Messrs. Higgins’s and Booth’s options are time options, and they will ordinarily become vested and exercisable in five substantially equal installments on each of the first five anniversaries of the grant date, subject to their continued provision of services. Messrs. Higgins’s and Booth’s options will also become fully vested upon a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and the portion of their options that would otherwise have vested within 12 months following a termination of service without cause or due to death or disability will become vested in connection with such a termination of service. Other than the vesting terms described in this paragraph, the other terms of Messrs. Higgins’s and Booth’s options are generally the same as described below for the Named Officers (other than Messrs. Chiminski and Walsh) under the heading “Description of Equity-Based Awards.” Mr. Higgins purchased 3,000 shares of common stock of PTS Holdings Corp. at a purchase price of $850 per share on September 13, 2010.

Description of Former Director Compensation

Mr. Baird. In July 2007, we approved an annual retainer of $125,000 for Mr. Baird starting in Fiscal 2008. Mr. Baird was also granted an option to purchase 250 shares of common stock of PTS Holdings Corp. under the 2007 PTS Holdings Corp. Stock Incentive Plan as part of his compensation. 100% of Mr. Baird’s options are time options, and they would ordinarily become vested and exercisable in five substantially equal installments on each of the first five anniversaries of the grant date, subject to his continued provision of services. Mr. Baird’s options would have also become fully vested upon a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and the portion of the options that would otherwise have vested within 12 months following a termination of service without cause or due to death or disability will become vested in connection with such a termination of service. Other than the vesting terms described in this section, the other terms of Mr. Bairds’s options are generally the same as described below for the Named Officers (other than Mr. Chiminski and Mr. Walsh) under the heading “Description of Equity-Based Awards.”

In connection with Mr Baird’s resignation from our board of directors on February 6, 2012 we agreed to vest the remaining unvested options held by him that were not previously vested. We also generally agreed to extend the period of time he has to exercise his vested options until May 7, 2017.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our President and Chief Executive Officer, our Chief Financial Officer, each of our three other most highly compensated executive officers who served in such capacities at the end of our fiscal year on June 30, 2012, collectively known as the “Named Officers.”

Our executive compensation program is determined and approved by our compensation committee. Over the course of the year our President and Chief Executive Officer provides written assessments of his performance against his specific annual performance goals and objectives to the Board of Directors at each quarterly meeting of the Board of Directors. The compensation committee takes into account the Chief Executive Officer’s recommendations regarding the compensatory arrangements for our executive officers other than himself. Our President and Chief Executive Officer provided the final compensation recommendations for our Named Officers (NEOs) to the compensation committee for review and approval. The other NEOs do not have any role in determining or recommending the form or amount of compensation paid to our NEOs. Our President and Chief Executive Officer is not a member of the compensation committee.

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

As described in more detail below, the material elements of our executive compensation program for NEOs include base salary, cash bonus opportunities, a long-term equity incentive opportunity, a deferred compensation opportunity and other retirement benefits and welfare benefits. The NEOs may also receive severance payments and other benefits in connection with certain terminations of employment or a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. We believe that each element of our executive compensation program helps us to achieve one or more of our compensation objectives, as illustrated by the table below.

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

These individual compensation elements are intended to create a total compensation package for each NEO that we believe achieves our compensation objectives and provides competitive compensation opportunities. During Fiscal Year 2012 we did not retain an independent compensation consultant to conduct a formal numeric benchmarking process for the NEOs’ compensation opportunities. On a periodic basis, we review market data provided by Towers Watson and other commercially available compensation surveys to ensure that our executive compensation program is competitive.

Employment Agreements

On December 14, 2011 we entered into a letter agreement with Mr. Chiminski in recognition of his contributions to the continued growth and excellent performance of Catalent, which letter agreement further amends his employment agreement. The letter agreement provided for changes in certain financial terms including an increase to Mr. Chiminski’s base salary and target annual bonus.

On October 11, 2011, for retention purposes, we entered into an employment agreement with Mr. Walsh which replaced the terms of his original offer letter and severance agreement entered into in 2008. The terms of the agreement included an increase in Mr. Walsh’s base salary and the grant of an option and RSU award.

A full description of the material terms of Mr. Chiminski’s letter agreement and Mr. Walsh’s new employment agreement is presented below in the narrative section following the Grants of Plan Based Awards in Fiscal 2012 table.

Executive Compensation Program Elements

Base Salaries

Base salaries are an important element of compensation because they provide the Named Officers with a base level of income. Generally our NEOs are eligible for an adjustment to their base salaries on an 18-month cycle. Adjustments may occur earlier or later depending on performance and market competitiveness. During Fiscal 2012, in recognition of their performance, we adjusted the salaries for Messrs. Downie, Houlton, and Khichi. The Summary Compensation Table below shows the base salary paid to each NEO along with base salary adjustments, in the corresponding footnotes, during fiscal 2012.

Cash Bonus Opportunities

Annual Cash Bonus Opportunity

We sponsor a management incentive plan (the “MIP”), which is not set forth in a formal plan document. All of our NEOs are eligible to participate in the MIP. The primary purpose of the MIP is to focus management on key measures that drive financial performance and provide competitive bonus opportunities tied to the achievement of our financial and strategic growth objectives.

Fiscal 2012 MIP

A target annual bonus, expressed as a percentage of base salary, is established within certain NEO’s employment agreements or offer letters and may be adjusted from time to time by the compensation committee in connection with an NEO’s promotion. The MIP award, which is a cash bonus, is tied to our overall financial results (the Business Performance Factor) and a combination of individual financial and/or strategic goals appropriate for each position (the Individual Performance Factor).

In 2011, the compensation committee accepted a recommendation by the Company’s senior management to make certain changes to the MIP formula for fiscal years beginning with fiscal 2012. The recommendations as they relate to the executive officers had two primary impacts on the MIP formula: (1) revenue was added as a second financial performance metric in determining the aggregate funding level and the Named Officer’s Business Performance Factor and (2) the Individual Performance Factor for the Named Officers will now be additive and other than with respect to Mr. Chiminski, will account for 20% of such Named Officer’s MIP award at target and the Business Performance Factor will account for 80% of the MIP Award at target. The compensation committee accepted the recommendation to add revenue as a second financial metric in order to better align the MIP award with our strategic growth objectives. The compensation committee made the Individual Performance Factor additive and provided that it would account for 20% of an NEO’s actual MIP award at target in order to shift the focus of the MIP to achievement of financial performance. For fiscal 2012, achievement relative to the specified revenue target accounted for 25% of the Business Performance Factor and achievement relative to the specified internally-adjusted EBITDA target accounted for the remaining 75% of the Business Performance Factor. Internally-adjusted EBITDA represents EBITDA from continuing operations calculated on a constant currency basis and may be adjusted for non-cash and non-recurring items. The actual fiscal 2012 MIP award for the NEOs (other than Mr. Chiminski) is capped at 150% of the NEO’s target annual bonus. The actual fiscal 2012 MIP award for the NEOs (other than Mr. Chiminski) is the product of their target annual bonus multiplied by the sum of (1) the Business Performance Factor achievement percentage (20% multiplied by the revenue payout percentage plus 60% multiplied by the internally-adjusted EBITDA payout percentage) and (2) their Individual Performance Factor achievement percentage (20% multiplied by the individual performance payout percentage). For Mr. Chiminski, his actual fiscal 2012 MIP award is the product of his target annual bonus multiplied by the sum of (1) the Business Performance Factor achievement percentage (25% multiplied by the revenue payout percentage plus 75% multiplied by the internally-adjusted EBITDA payout percentage) and (2) his Individual Performance Factor and cannot exceed 200% of his target annual bonus.

With respect to the NEOs, financial performance is measured 100% at the company-wide level. Financial performance relative to specified financial performance targets set by the Board of Directors determines the aggregate funding level and the Business Performance Factor for the MIP. In order for there to be any payment under the MIP, financial performance with respect to the internally-adjusted EBITDA target must meet or exceed 90% of target. If the financial performance target(s) set by the Board of Directors are met, the aggregate bonus pool amount will be set at 100% of the target amount in the annual operating budget and the specified financial performance target payout percentages will be set at 100%, subject to the compensation committee’s discretion. If financial performance exceeds the targets, the aggregate bonus pool amount and the specified financial performance target payout percentages are increased above 100%, up to a maximum of 150%, based on a pre-established scale. If financial performance does not meet target, the bonus pool amount and the specified financial performance target payout percentages are decreased from 100% based on the pre-established scale. Pursuant to the pre-established scale, each 1% change in the specified financial performance results in relation to the target amount equates to a 5% change in the applicable financial performance payout percentages (i.e., exceeding the financial performance target by 5% equates to a payout percentage of 125% and financial performance at 90% of the specified financial performance target equates to a payout percentage of 50%). The compensation committee has the discretion to adjust the MIP aggregate bonus pool amount and the Business Performance Factor determined by reference to the pre-established scale upwards or downwards to address special situations.

We believe that tying the NEOs’ bonuses to company-wide performance goals encourages collaboration across the executive leadership team. We attempt to establish the financial performance target(s) at challenging levels that are reasonably attainable if we meet our performance objectives. For fiscal 2012, we used internally-adjusted EBITDA and revenue as measures of financial performance because we believe that they provide a reliable indicator of our strategic growth and the strength of our cash flow and overall financial results. In determining the actual Business Performance Factor, the achievement of internally-adjusted EBITDA against target is weighted 75% while the achievement of revenue against target is weighted 25%. The fiscal 2012 internally-adjusted EBITDA performance target was $372 million and our actual internally-adjusted EBITDA performance for fiscal 2012 was $383 million. The fiscal 2012 revenue performance goal was $1,576 million and our revenue performance for fiscal 2012 was $1,622 million. In calculating the fiscal 2012 Business Performance Factor, our compensation committee determined that the effect of our mid-year purchase of Aptuit’s Clinical Trial Services unit should be excluded from the fiscal 2012 financial results. Therefore, based on this financial performance, the internally-adjusted EBITDA payout percentage was 115% and the revenue payout percentage was 115%, which therefore resulted in a Business Performance Factor achievement percentage of 92%.

After setting the Business Performance Factor, the compensation committee determines the actual bonuses paid to the NEOs based on an assessment of each NEO’s Individual Performance Factor. Other than with respect to Mr. Chiminski, the Individual Performance Factor payout percentage (which only impacts 20% of an NEO’s MIP award) can range from 0% to 150%. Mr. Chiminski’s Individual Performance Factor (which is not weighted and impacts his entire MIP award) can range from 0% to 100% and is based on the compensation committee’s overall assessment of his individual performance based on the achievement of his personal strategic and financial objectives that are set at the beginning of the fiscal year. For fiscal 2012, Mr. Chiminski’s individual goals and objectives for his individual performance factor related to the following five areas and were assigned the following weightings: revenue and strategic growth initiatives (30%), in-organic growth initiatives (20%), cash management and margin objectives (10%), operational excellence/quality compliance objectives (20%) and Chief Executive Officer leadership and organization vitality objectives (20%). The compensation committee performs the assessment of Mr. Chiminski’s Individual Performance Factor after reviewing the written assessments of his performance against his specific goals and objectives that Mr. Chiminski provides at each quarterly meeting of the Board of Directors. The Chief Executive Officer together with the Senior Vice President Human Resources performs the assessment of the other Named Officer’s Individual Performance Factors and makes a recommendation to the compensation committee. The compensation committee approved the amount of each NEO’s final bonus in respect of fiscal 2012 in August 2012. The annual bonus that each NEO earned in respect of fiscal 2012 is presented in the Summary Compensation Table below and is expected to be paid to our NEOs prior to October 2012.

Fiscal 2013 MIP

In 2012, the compensation committee accepted a recommendation by the Company’s senior management to make certain changes to the MIP formula for fiscal years beginning with fiscal 2013. The recommendations as they relate to the executive officers are as follows: (1) the hurdle point at which the MIP pool begins to fund has been raised from 90% of achievement against financial targets to 95% achievement; and (2) the pre-established payout percentage scale has been adjusted only with respect to financial performance between 105% and 110% of financial target achievement. For fiscal year 2013, the financial performance payout percentages will increase by 7.5% for each 1.0% increase in specified financial performance target attainment between 105% and 110% achievement of our financial goals. Currently the specified financial performance payout percentages increase by 5.0% for each 1% of specified financial performance target attainment. As a result of this change in the pre-established scale, the maximum financial performance payout percentage attainable at 110% achievement of financial targets has been increased from 150% to 162.5%. The compensation committee accepted the recommendations as a way to more closely align incentive payouts with the achievement of financial targets and to enhance the value created through incremental achievement above financial targets.

Sign-on Bonuses

From time to time, our compensation committee may award sign-on bonuses in connection with the commencement of an NEO’s employment with us. Sign-on bonuses are used only when necessary to attract highly skilled officers to the Company. Generally they are used to incentivize candidates to leave their current employers, or may be used to offset the loss of unvested compensation they may forfeit as a result of leaving their current employers. Sign-on bonuses are typically subject to a claw-back obligation if the officer voluntarily terminates his employment with us within twelve months of the employment commencement date.

Discretionary Bonuses

From time to time, our compensation committee may award discretionary bonuses in addition to any annual bonus payable under the MIP in recognition of extraordinary performance. For fiscal 2012, our compensation committee awarded Messrs. Walsh, Houlton, and Khichi a discretionary bonus of $185,000, $100,000, and $150,000 respectively in recognition of their superior performance in fiscal 2012. The bonus is expected to be paid prior to October 2012.

Long-Term Equity Incentive Awards

We believe that the NEOs’ long-term compensation should be directly linked to the value we deliver to our stockholders. Equity awards to the NEOs are designed to provide long-term incentive opportunities over a period of several years. Stock options are currently our preferred equity award because the options will not have any value unless the underlying shares of common stock appreciate in value following the grant date. Accordingly, awarding stock options causes more compensation to be “at risk” and further aligns our executive compensation with the long term profitability of the Company and the creation of shareholder value. The 2007 PTS Holdings Corp. Stock Incentive Plan also permits PTS Holdings Corp. to grant other types of equity-based awards, such as restricted stock units, stock appreciation rights, restricted stock and other “full value” awards. For example, PTS Holdings Corp. granted Mr. Chiminski 3,000 restricted stock units (“RSUs”) and Mr. Walsh 500 RSUs (see “Description of Equity-Based Awards” below) to align Messrs. Chiminski’s and Walsh’s interests with those of our stockholders.

Another key component of our long-term equity incentive program is that NEOs and other eligible employees are provided with the opportunity to invest in the common stock of PTS Holdings Corp. on the same general terms as the Investors. We consider this investment opportunity an important part of our equity program because it encourages stock ownership and aligns the NEOs’ financial interests with those of our stockholders.

The amounts of each NEO’s investment opportunity and stock option and/or RSU award, as applicable, were determined based on several factors, including: (1) each NEO’s position and expected contribution to our future growth; (2) dilution effects on our stockholders and the need to maintain the availability of an appropriate number of shares for option awards to less-senior employees; and (3) ensuring that the NEOs were provided with appropriate and competitive total long-term equity compensation and total compensation amounts. The number of options and/or RSUs, as applicable, granted to NEOs during fiscal 2012 and the grant date fair value of these options and/or RSUs, as applicable, as determined under FASB ASC Topic 718 are presented in the Grants of Plan-Based Awards in Fiscal 2012 table below. A description of the material terms of the stock option and RSU awards is presented in the narrative section following the Grants of Plan-Based Awards in Fiscal 2012 table.

Generally, options are granted to senior level officers based on their position in the Company. Historically, grants have not been made on an annual basis, and instead are made upon an executive’s commencement of employment with us or when an executive receives promotions into more senior level positions.

In connection with entering into a new employment agreement, on October 11, 2011, Mr. Walsh was granted 500 RSUs and an additional 1,500 options, the vesting terms of which are described below under “Summary of Certain Named Officer Employment Agreements—Description of Equity-Based Awards”.

On May 25, 2012, to increase his cumulative number of option awards so that it is comparable to other officers at his level and to recognize his performance, Mr. Houlton was granted an additional 500 options, the vesting terms of which are described below under “Summary of Certain Named Officer Employment Agreements—Description of Equity-Based Awards”.

Deferred Compensation Opportunity and Other Retirement Benefits

Catalent Pharma Solutions, LLC Deferred Compensation Plan

Our NEOs are eligible to participate in our 401(k) plan and our non-qualified deferred compensation plan. The non-qualified deferred compensation plan generally allows participants to defer on a pre-tax basis up to 20% of their base salaries and 100% of their annual cash bonuses. We believe that providing the NEOs with deferred compensation opportunities is a market based benefit plan necessary for us to deliver competitive benefit packages. This plan allows its participants to receive the tax benefits associated with delaying the income tax event on the compensation deferred even though our related deduction is also deferred. The non-qualified deferred compensation plan also provides for two types of discretionary company contributions to supplement the amounts deferred by the NEOs and other eligible employees, subject to certain limits. In January 2009, we elected to suspend our employer contribution and, in February 2009, we elected to suspend our matching contribution. Effective February 1, 2010, we reinstated our matching contribution based on the strength of our financial results; however we did not reinstate the employer contribution. We currently match 50% of the first 6% of eligible pay that employees contribute to the non-qualified deferred compensation plan up to the first $100,000 above the IRS qualified plan limits. The Nonqualified Deferred Compensation—Fiscal 2012 table and related narrative section below describe our non-qualified deferred compensation plan and the benefits it provides.

Chiminski RSU Bonus Election; Obligation to Purchase Common Stock

Pursuant to the terms of Mr. Chiminski’s employment agreement, in addition to the shares of PTS Holdings Corp. common stock that he has already purchased, Mr. Chiminski was required to use 50% of the after-tax proceeds of any payment he received as an annual MIP bonus while employed paid in respect of fiscal 2010 or 2011, in each case, to promptly purchase shares of PTS Holdings Corp. common stock.

On June 30, 2010, we, PTS Holdings Corp. and Mr. Chiminski entered into a letter agreement, which modified certain terms of Mr. Chiminski’s employment agreement. The primary purpose of the letter agreement was to provide Mr. Chiminski with a more tax-advantaged mechanism to satisfy his employment agreement obligation to purchase PTS Holdings Corp. common stock. Specifically, the letter agreement permits Mr. Chiminski to irrevocably elect on an annual basis, prior to the beginning of each fiscal year, commencing with fiscal 2011, in lieu of receiving a portion of his annual MIP bonus in cash, to receive a grant of fully vested RSUs settleable in shares of PTS Holdings Corp. common stock, which RSUs will be granted on the bonus payment date. Mr. Chiminski made such an election for fiscal 2011, and received 50% of his annual MIP bonus in respect of such fiscal year in the form of a grant of RSUs. For elections in respect of any fiscal year after fiscal 2011, Mr. Chiminski may elect to receive no less than 20% of his annual MIP bonus, if any, in the form of a grant of RSUs. The number of RSUs Mr. Chiminski receives will be based on the value of the portion of the annual MIP bonus he elects to defer into RSUs and the fair market value of a share of PTS Holdings Corp. common stock on the bonus payment date. For each of fiscal 2012 and 2013, Mr. Chiminski did not elect to receive fully vested RSUs in lieu of a portion of his annual MIP bonus.

All grants made in connection with an annual MIP bonus election will be subject to a separate RSU agreement, which provides that the RSUs will be 100% vested on the date of grant (which will be the bonus payment date) and will be settled in shares of PTS Holdings Corp. common stock on the earlier to occur of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and the sixth anniversary of the date of grant.

Other Retirement Benefits

In addition to our 401(k) plan and non-qualified deferred compensation plan, we have three frozen defined-benefit pension plans. These pension plans were originally established by R.P. Scherer Corporation and its affiliates, which was a predecessor corporation that was acquired by Cardinal Health. In connection with the Acquisition, we agreed with Cardinal Health to assume liability for benefits provided under these pension plans, subject to receiving certain asset transfers from Cardinal Health and its benefit plans. All three plans are currently closed to new participants and frozen with respect to benefit accruals. None of the NEOs are currently eligible to participate in the frozen defined-benefit pension plans . In connection with his relocation to the U.S., we agreed to permit Mr. Downie’s continued his participation in the Catalent Pharma Solutions UK Pension Plan. The Catalent Pharma Solutions UK Pension Plan is a defined contribution plan open to all employees of our Catalent Pharma Solutions Limited UK entity. The plan provides for an employer matching contribution of between 5% and 8% of eligible base salary compensation dependent upon the participant contributing between 3% and 6% of eligible base salary compensation.

Severance and Other Benefits

We believe that severance protections can play a valuable role in attracting and retaining high caliber talent. In the competitive market for executive talent, we believe severance payments and other termination benefits are an effective way to offer executives financial security to offset the risk of foregoing an opportunity with another company. For example, we offer each NEO an enhanced outplacement benefit. Consistent with our objective of using severance payments and benefits to attract and retain executives, we generally provide each NEO with amounts and types of severance payments and benefits that we believe will permit us to attract and/or continue to employ the individual NEO.

The severance benefits under these agreements are generally more favorable than the benefits payable under our general severance policy. For example, we offer each NEO a severance benefit payable upon a termination by the NEO for good reason or by us without cause. The good reason definition in these agreements would only be triggered by adverse circumstances that we believe would give rise to a constructive termination of employment.

At our discretion, we may also provide certain executives with enhancements to our existing benefits that are not available to other employees, such as relocation assistance. As part of Mr. Chiminski’s amended employment contract he is eligible to receive reimbursement (on a tax grossed-up basis), on an annual basis during each calendar year of the employment term, for the reasonable cost of (1) premiums for an executive life insurance policy (not to exceed $15,000) and (2) financial services/planning (not to exceed $15,000). In connection with Mr. Walsh’s employment agreement, we agreed to reimburse him for legal fees (not to exceed $15,000).

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Submitted by the Compensation Committee of our Board of Directors:

Chinh E. Chu

Michael Dal Bello

Bruce McEvoy

SUMMARY COMPENSATION TABLE

The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our other NEOs.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)		Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
John Chiminski	2012	801,923	—	—		—	1,775,956	—	63,064	2,640,943
President & Chief Executive Officer and Director	2011	750,000	500,000	—		—	1,500,000	—	75,096	2,825,096
	2010	750,000	250,000	750,000		1,315,238	1,500,000	—	4,754	4,569,992
Matthew Walsh	2012	571,650	185,000	520,000	(3)	346,380	526,097	—	23,572	2,172,699
Senior Vice President & Chief Financial Officer	2011	494,700	100,000	—		—	560,000	—	9,921	1,164,621
	2010	494,700	—	—		409,096	535,000	—	29,333	1,468,129
William Downie(7)	2012	385,000	—	—		—	335,520	—	178,798	899,318
Senior Vice President, Sales & Marketing
Scott Houlton	2012	390,288	100,000	—		141,262	352,094	—	7,266	990,910
President, Development & Clinical Services	2011	385,000	25,000	—		—	355,000	—	7,108	772,108
	2010	318,365	50,000	—		525,579	340,000	—	467,624	1,701,568
Samrat Khichi	2012	412,192	150,000	—		—	378,310	—	10,343	950,845
Senior Vice President, Chief Administrative Officer and General Counsel	2011	386,692	100,000	—		—	352,000	—	7,821	846,513
	2010	371,000	—	—		442,000	290,000	—	10,281	1,113,281

(1)	Amounts reported include any compensation an NEO elected to defer under our non-qualified deferred compensation plan. Per the terms of Mr. Chiminski’s December 2011 letter agreement, effective December 12, 2011, his base salary was increased from $750,000 to $850,000. On October 11, 2011, Mr. Walsh entered into a new employment agreement which replaced the offer letter and severance agreement entered into in 2008. The financial terms of Mr. Walsh’s employment agreement included an increase in base salary from $494,000 to $600,000, effective September 26, 2011. Furthermore, Catalent’s practice is to review executive compensation on an 18 month cycle. Actual changes in compensation may occur earlier based on performance and market competitiveness. As a result, Messrs. Downie, Houlton and Khichi each received an increase in base salary. Mr. Downie’s base salary was increased from $375,000 to $395,000, effective December 12, 2011. Effective April 1, 2012, Mr. Houlton’s base salary was increased from $385,000 to $410,000 and Mr. Khichi’s base salary was increased from $405,000 to $439,000.
(2)	Amounts reported represent discretionary bonuses.
(3)	Reflects RSUs granted by PTS Holdings Corp. to Mr. Walsh on October 11, 2011 in connection with his new employment agreement. Amounts reported for these RSUs reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to calculate the amounts reported in fiscal 2012, please see the discussion of RSU awards contained in Note 13 to our Consolidated Financial Statements for the period ended June 30, 2012, included as part of this Annual Report on Form 10-K.
(4)	Reflects options granted by PTS Holdings Corp. to the NEOs to acquire shares of PTS Holdings Corp. common stock. Except as indicated below, amounts reported reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Amounts reported for Messrs. Chiminski, Walsh and Khichi for fiscal 2010 reflect the incremental fair value computed in accordance with FASB ASC Topic 718 in connection with the replacement awards granted to them in connection with their election to exchange their then-existing unvested options for new options with a lower per-share exercise price and new vesting terms pursuant to the option exchange offer completed on October 23, 2009. Amounts reported for each NEO are based upon the probable outcome of performance conditions. The value of the fiscal 2012 option awards assuming that the highest level of performance conditions is achieved is as follows: Mr. Walsh $379,748and Mr. Houlton $154,483. For a discussion of the assumptions and methodologies used to calculate the amounts reported in fiscal 2012, please see the discussion of nonqualified option awards contained in Note [13] to our Consolidated Financial Statements for the period ended June 30, 2012, included as part of this Annual Report on Form 10-K.
(5)	Mr. Chiminski was required, per his employment agreement, to use 50% of the after-tax proceeds of his annual MIP bonus paid in respect of fiscal 2010 or 2011, in each case, to promptly purchase shares of PTS Holdings Corp. common stock at a purchase price of $750 or he had the ability to elect to defer a portion of his fiscal 2011 annual MIP bonus to satisfy this stock purchase requirement. Amount reported for fiscal 2011 includes an annual MIP bonus amount of $1,500,000 of which $750,000 paid in cash and 721.15 fully vested RSUs with a grant date fair value of $750,000 were awarded to Mr. Chiminski on September 16, 2011 pursuant to his election to defer 50% of his annual MIP bonus to satisfy his stock purchase requirement.

(6)	The supplemental table below sets forth the details of amounts reported as “All Other Compensation” for fiscal 2012.
(7)	Certain amounts in “All Other Compensation” were paid to Mr. Downie in pounds sterling. These amounts were converted to U.S. dollars at an exchange rate of 1.59 which represents the average end of month rates during our fiscal year ending June 30, 2012.

Name	Employer 401(k) Matching Contributions ($)(1)	Employer Non- Qualified Deferred Compensation Matching Contributions ($)(2)	Employer Qualified UK DC Plan Contributions ($)(3)	Car Allowance ($)(4)	Housing Allowance ($)(5)	Financial Services Reimbursement ($)(6)	Life Insurance Policy Reimbursement ($)(7)	Legal Fees ($) (8)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)		(f)
John Chiminski	5,885	3,000				39,429	14,750		63,064
Matthew Walsh	7,500	4,430						11,642	23,572
William Downie			31,837	19,900	127,061				178,798
Scott Houlton	7,266								7,266
Samrat Khichi	7,343	3,000							10,343

(1)	The Company’s 401(k) plan provides for a 50% matching contribution on the first 6% of participants’ pre-tax contributions up to IRS limits.
(2)	The Catalent Pharma Solutions, LLC Deferred Compensation Plan provides for a 50% matching contribution on the first 6% of eligible pay that employees contribute to the plan up to the first $100,000 above the IRS qualified plan limits.
(3)	On October 11, 2010, Mr. Downie transferred from Swindon U.K.to our corporate offices in the U.S. for his assignment as Senior Vice President, Global Sales & Marketing. As part of the terms of his November 18, 2010 letter agreement, Mr. Downie was allowed to maintain his continued participation in the Catalent Pharma Solutions UK Pension Plan with an employer contribution of 8%.
(4)	Per the terms of our Long-Term International Assignment Policy, if an International Assignee was provided a car or car allowance in their home country then a comparable benefit will be provided at the assignment location. Per the terms of Mr. Downie’s 2010 letter agreement, he is eligible for his car and fuel allowance for a period of twenty-four months from the effective date of his assignment. Mr. Downie is responsible for any tax due on the taxable portion of this benefit.
(5)	As part of Mr. Downie’s relocation, the Company agreed to pay for certain housing expenses for a period of twenty-four months from the effective date of his assignment. We also paid for taxes due as a result of providing this benefit during the rental period. The amount reported in column (f) includes the Federal tax gross-up of $32,948 and state tax gross-up of $9,769.
(6)	Pursuant to the terms of Mr. Chiminski’s December 2011 letter agreement, with respect to each calendar year during the employment term, he is entitled to be reimbursed by us (on a tax-grossed-up basis) for the reasonable cost of financial services/planning, subject to an aggregate cap of $15,000 for such service/planning. During calendar year 2012, Mr. Chiminski received financial services/planning totaling $15,490; therefore, his reimbursement was capped at $15,000. In addition, he received reimbursement in May 2012 totaling $6,761 and in June 2012 totaling $3,073. The amount in column (g) includes an aggregate tax gross-up of $14,594 with respect to Mr. Chiminski’s financial services reimbursement benefit.
(7)	Pursuant to the terms of Mr. Chiminski’s December 2011 letter agreement, with respect to each calendar year during the employment term, he is entitled to be reimbursed by us (on a tax-grossed-up basis) for the reasonable cost of premiums for an executive life insurance policy subject to an aggregate cap of $15,000. For fiscal year 2012, Mr. Chiminski received reimbursement in the amount of $8,775 in December 2011. The amount in column (h) includes a tax gross-up of $5,975 with respect to Mr. Chiminski’s life insurance policy benefit.
(8)	Represents legal expenses paid by the Company in conjunction with Mr. Walsh’s review of his employment agreement.

Grants of Plan-Based Awards in Fiscal 2012

The following table provides supplemental information relating to grants of plan-based awards made during fiscal 2012 to help explain information provided above in our Summary Compensation Table. This table presents information regarding all grants of plan-based awards occurring during fiscal 2012.

	Grant Date	Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name		Threshold ($)	Target (2) ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John Chiminski		443,989	887,978	1,776,959
Matthew Walsh		129,368	431,227	646,841
	10/11/2011				83	750	750			750	1,040	346,380
	10/11/2011							500	(4)			520,000
William Downie		86,773	289,242	433,863
Scott Houlton		88,023	293,412	440,118
	5/25/2012					16	250	250		250	1,300	141,262
Samrat Khichi		93,027	310,090	465,135

(1)	Figures represent awards payable under our Management Incentive Plan (MIP). See “Compensation Discussion and Analysis—Executive Compensation Program Elements—Cash Bonus Opportunities—Annual Cash Bonus Opportunity” above for a description of our MIP.
(2)	In connection with Mr. Chiminski’s December 2011 letter agreement, his target annual bonus was increased from $750,000 to $1,000,000, with a maximum of 200% of the target bonus.
(3)	As described in more detail in the narrative description of the equity-based awards that follows, the option awards reported above are divided into three tranches for vesting purposes: one-half are time-based options, one-sixth are performance-based options and one-third are exit event-based options. The performance-based and exit event-based options are reported as an equity incentive plan award in the “Estimated Future Payouts Under Equity Incentive Plan Awards” column, while the time-based option tranche of the awards are reported as an all other option award in the “All Other Option Awards: Number of Securities Underlying Options” column. Threshold amount assumes that only 33.33% of the performance-based options vest for Mr. Walsh, and 20% of the performance-based options vest for Mr. Houlton.
(4)	Represents a grant of RSUs to Mr. Walsh pursuant to the terms of his new employment agreement entered into on October 11, 2011. The vesting and settlement terms of the RSUs are described in more detail in the section entitled “Description of Equity-Based Awards” below. Amount reported does not include 721.15 fully vested RSUs pursuant to Mr. Chiminski’s election to defer 50% of his fiscal 2011 annual MIP bonus to satsify his stock purchase requirement for fiscal 2011 since the value of this deferral election has previously been reported as “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” in the Grants of Plan-Based Awards Table in fiscal 2011 and in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation” as part of the non-equity incentive plan award awarded to Mr. Chiminski in fiscal 2011.
(5)	The grant date fair values for the option awards granted to Messrs. Walsh and Houlton reflect the grant date fair values computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of nonqualified option awards contained in Note [13] to our Consolidated Financial Statements for the period ended June 30, 2012, included as part of this Annual Report on Form 10-K.

Summary of Certain Named Officer Employment Agreements

This section describes employment agreements in effect for our NEOs during fiscal 2012. In addition, the terms with respect to grants of RSUs and stock options described above under “Long-Term Equity Incentive Awards” are further described below for our NEOs in the section entitled “Description of Equity-Based Awards.” Severance agreements and arrangements are described below in the section entitled “Potential Payments upon Termination or Change in Control.”

Employment Agreement of John R. Chiminski

On December 12, 2011, Catalent Pharma Solutions, Inc. (the “Company”), the Company’s indirect parent, PTS Holdings Corp. (“PTS”) and John Chiminski, the Company’s President and Chief Executive Officer, entered into a letter agreement (the “Letter Agreement”), effective as of December 12, 2011 (the “Effective Date”), which modifies certain terms of Mr. Chiminski’s employment agreement with the Company and PTS, dated February 23, 2009, as amended by the letter agreements among the Company, PTS and Mr. Chiminski, dated October 30, 2009 and June 29, 2010 (the “Employment Agreement”).

The letter agreement provides for a new three-year employment term commencing on December 12, 2011, which initial term will be automatically extended for successive one-year periods thereafter unless one of the parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term.

The financial terms of the letter agreement include (1) an increased annual base salary of $850,000, subject to discretionary increases from time to time and (2) continued participation in the Company’s management incentive plan, with an increased target annual cash bonus amount equal to $1,000,000 and a maximum of 200% of such target amount. Any payment under the management incentive plan with respect to fiscal 2012 will be pro-rated to reflect the increase in Mr. Chiminski’s target bonus amount.

In addition to the foregoing, the Company has also agreed to reimburse Mr. Chiminski (on a tax grossed-up basis), on an annual basis during each calendar year of the employment term, for the reasonable cost of (1) premiums for an executive life insurance policy (not to exceed $15,000) and (2) financial services/planning (not to exceed $15,000).

The financial terms of Mr. Chimiski’s employment agreement dated February 23, 2009 included (1) a cash payment of $375,000 paid on June 30, 2010, in lieu of any annual cash bonus in respect of fiscal 2009 , and (2) a cash sign-on bonus of $1,000,000 paid on his employment commencement date of which $250,000 was to be invested by Mr. Chiminski in PTS Holdings Corp. common stock at a purchase price of $1,000 per share (he invested $100,000 on his commencement date and the remaining portion was to be invested on a later date as mutually agreed upon by the parties. Mr. Chiminski was required to repay the entire portion of the sign-on bonus that was not used to purchase PTS Holdings Corp. common stock within thirty days following any termination of employment by him without good reason (and not due to death or disability) or by PTS Holdings Corp. or us for cause, in either case, prior to the second anniversary of his commencement date. In addition to the requirement to purchase $250,000 worth of PTS Holdings Corp. common stock, Mr. Chiminski was required, pursuant to his employment agreement, to use 50% of the after-tax proceeds of his annual MIP bonus paid in respect of fiscal 2010 or 2011, in each case, to promptly purchase shares of PTS Holdings Corp. common stock. Mr. Chiminski’s total investment in PTS Holdings Corp. common stock is subject to a cap of $2,500,000.

On October 23, 2009, we and PTS Holdings Corp. entered into a letter agreement with Mr. Chiminski, which modified Mr. Chiminski’s obligation to purchase shares of PTS Holdings Corp. common stock by reducing the purchase price from $1,000 per share to $750 per share. This reduced purchase price was also applied to the 100 shares that he purchased on March 17, 2009. Accordingly, Mr. Chiminski was refunded $25,000 and then immediately used such amount to purchase an additional 33.333 shares of PTS Holdings Corp. common stock. On October 5, 2009, Mr. Chiminski used 50% of the after-tax proceeds of his 2009 bonus payment (which was a gross amount of $375,000) to purchase 124 shares of PTS Holdings Corp. common stock at $750 per share for $93,000. Mr. Chiminski purchased 150 shares of PTS Holdings Corp. common stock in July 2010 and an additional 500 shares in September 2010. The shares were purchased at $750 per share pursuant to the terms of the October 23, 2009 letter agreement. However, subsequent to these purchases, the Company determined that the actual market value of the shares was $850 per share as of June 30, 2011. Therefore, since the shares were purchased at a $65,000 discount to their market value, the amounts reported in the “All Other Compensation” column for fiscal year 2011 of the Summary Compensation Table reflected the compensation cost computed in accordance with FASB Topic 718 with respect to the purchases.

In addition, on June 30, 2011, we, PTS Holdings Corp. and Mr. Chiminski entered into a second letter agreement, which permits Mr. Chiminski to irrevocably elect on an annual basis, prior to the beginning of each fiscal year, in lieu of receiving a portion of his annual MIP bonus, if any, in cash, to receive a grant of fully vested RSUs settleable in shares of PTS Holdings Corp. common stock, which RSUs will be granted on the bonus payment date (see “Compensation Discussion and Analysis—Deferred Compensation Opportunity—Chiminski RSU Bonus Election”).

In addition to the foregoing, Mr. Chiminski is entitled to participate in all group health, life, disability, and other employee benefit and perquisite plans and programs in which other senior executives of Catalent generally participate.

Employment Agreement of Matthew Walsh

On October 11, 2011, we entered into a new employment agreement with Mr. Walsh, effective as of September 26, 2011. The employment agreement replaces the offer letter and severance agreement that Mr. Walsh entered into in 2008 in connection with the commencement of his employment with the Company.

The employment agreement provides for an initial term of three years commencing on September 26, 2011, which will be automatically extended for successive one-year terms thereafter unless one of the parties provides the other with notice of non-renewal.

The financial terms of the employment agreement include (1) an increased annual base salary of $600,000, effective as of September 26, 2011, subject to discretionary increases from time to time and (2) and continued participation in the Company’s management incentive plan, with a target annual cash bonus amount equal to 75% of Mr. Walsh’s annual base salary. Any payment under the management incentive plan with respect to fiscal 2012 will be pro-rated to reflect the increase in Mr. Walsh’s annual base salary.

Pursuant to the terms of the Employment Agreement, Mr. Walsh is subject to a covenant not to (x) compete with us while employed and for two years following his termination of employment for any reason and (y) solicit our employees, consultants and certain actual and prospective clients while employed and for two years following his termination of employment for any reason, in each case, subject to certain specified exclusions. The Employment Agreement also contains a covenant not to disclose confidential information.

In addition to the foregoing, Mr. Walsh’s employment agreement provides for the grant to Mr. Walsh, in accordance with and pursuant to the terms of the 2007 PTS Holdings Corp. Stock Incentive Plan , of 500 RSUs and non-qualified stock options to purchase 1,500 shares of PTS Holdings Corp.

A description of the terms of the awards is included below in the Description of Equity-Based Awards section.

Relocation Agreement for William Downie

In connection with Mr. Downie’s November 1, 2010 relocation assignment from our facility in Swindon, UK to our corporate offices in the U.S., he was afforded certain benefits for a period of 24 months from the effective date of his assignment that are generally included in Catalent’s international relocation program. These benefits include shipment of household goods, eligibility to participate in Catalent’s US health and welfare benefit plans, continued participation in the Catalent Pharma Solutions UK Pension plan and the U.K. National Insurance Contribution program (the U.K. statutory retirement plan) , housing costs (grossed up for US taxes), continuation of his U.K. car allowance, and tax preparation.

Description of Equity-Based Awards

In connection with the commencement of his employment, on March 17, 2009, PTS Holdings Corp. granted Mr. Chiminski 2,000 RSUs and on October 23, 2009, PTS Holdings Corp. granted Mr. Chiminski an additional 1,000 RSUs in connection with his election to participate in the option exchange offer. Subject to Mr. Chiminski’s continued employment, on the applicable vesting dates 20% of the RSUs will vest on each of the first five anniversaries of the grant date. All vested RSUs will be settled on the earlier to occur of (x) the seventh anniversary of his commencement date or (y) the date that a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. occurs.

On September 18, 2009, PTS Holdings Corp. commenced an offer to all eligible option holders, including Messrs. Chiminski, Walsh, and Khichi, to exchange their existing unvested options for new options with a lower per-share exercise price and new vesting terms. The number of shares of common stock underlying the new options was either more than, less than or equal to the number of shares of common stock underlying the option holder’s then-existing options. All of the option holders who were eligible for the option exchange elected to participate in the exchange and were required to enter into a new option agreement that reflected the revised terms and an amendment to their then-existing option agreement that reflected the cancellation and forfeiture of their original unvested options. The exchange offer was completed on October 23, 2009.

The options granted to Mr. Houlton on October 23, 2009 were granted in connection with his offer of employment and have the same per-share exercise price and vesting terms as the new options granted to Messrs. Walsh and Khichi in connection with the option exchange. On May 25, 2012, Mr. Houlton received an additional 500 options to recognize his excellent performance and bring the total number of options granted to Mr. Houlton to an amount comparable to other officers at his level. Mr. Houlton’s May 25,2012 option grant has a vesting reference date of April 1, 2012 which will be used to determine the vesting dates for his time-based and performance-based options.

Mr. Downie also received a grant of options on October 23, 2009 in recognition of his promotion to Senior Vice President of Global Sales and Marketing that have the same per-share exercise price and vesting terms as the new options granted to Messrs. Walsh and Khichi in connection with the option exchange.

In connection with entering into Mr. Walsh’s new employment agreement, on October 11, 2011, PTS Holdings Corp. granted Mr. Walsh 500 RSUs and an additional 1,500 options. Subject to Mr. Walsh’s continued employment on the applicable vesting dates, the RSUs will vest as follows: 167 of the RSUs will vest on September 26, 2012, 166 of the RSUs will vest on September 26, 2013 and the remaining 166 RSUs will vest on September 26, 2014. All vested RSUs will be settled on the earlier to occur of (x) March 26, 2015 and (y) the date that a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. occurs. Similar to Mr. Walsh’s previously-granted options, the additional options are divided into 3 tranches for vesting purposes: one-half of the options are subject to time-based vesting restrictions, one-sixth of the options are subject to performance-based vesting restrictions and one-third of the options are subject to exit event-based vesting restrictions. The time-based options are scheduled to vest based on a three year vesting schedule (as opposed to the five year vesting schedule that Mr. Walsh’s previously-granted time-based options are subject to) and, subject to continued employment with Catalent through the applicable vesting reference dates, one-third of the options subject to time-based vesting will vest and become exercisable on each of September 26, 2012, September 26, 2013 and September 26, 2014. The performance-based vesting options are scheduled to vest and become exercisable with respect to one-sixth of the options subject to performance-based vesting on each of September 26, 2012, September 26, 2013 and September 26, 2014 (as opposed to the five year vesting schedule Mr. Walsh’s previously-granted performance-based options are subject to), if Catalent achieves specified EBITDA performance targets (subject to cumulative catch-up). Similar to Mr. Walsh’s existing exit options, the exit event-based vesting options will vest and become exercisable in two tiers if either the specified internal rate of return or multiple of investment targets are achieved. In the event of any termination of Mr. Walsh’s employment, all unvested RSUs and options which remain outstanding will be immediately forfeited without consideration as of the termination date; however, that in the event of a termination of Mr. Walsh’s employment (1) by the Company without cause, (2) by Mr. Walsh for good reason, (3) due to death or disability or (4) due to the Company’s election not to extend the employment term, Mr. Walsh will be deemed vested as of the termination date in any portion of the time-based option that would have otherwise vested if he had remained employed by the Company through the first anniversary of the termination date. In the event of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C., all unvested RSUs and time-based options will become fully vested as of the change in control (or immediately prior to the change in control with respect to the options).

Each option may be exercised to purchase one share of PTS Holdings Corp. common stock at an exercise price equal to the fair market value of the underlying common stock on the grant date. Each NEO’s stock option award has an ordinary term of ten years. The NEOs are not entitled to any dividends or equivalent rights on their stock option awards.

Generally all NEO’s option awards are divided into three tranches for vesting purposes: a time option, a performance option and an exit option.

As noted above, one-half of the options are subject to time-based vesting restrictions, one-sixth of the options are subject to performance-based vesting restrictions and one-third of the options are subject to exit event-based vesting restrictions. However, to the extent any option holder had vested time options at the time of the exchange offer, the number of time options granted in the exchange offer was adjusted so that after the exchange offer one-half of the option holder’s aggregate options would be time-based. The time-based options are scheduled to vest based on a five year vesting schedule. Accordingly, other than with respect to Mr. Walsh’s most-recently granted options as noted above, subject to continued employment with us through the applicable vesting dates, 20% of the options subject to time-based vesting will vest and become exercisable on each of the first five anniversaries of the date of grant or vesting reference date, as applicable (or the date of commencement of employment, in the case of Mr. Chiminski). In addition, solely for Mr. Chiminski, to the extent that all or a fraction of the exit event-based vesting options vest, a proportionate amount of each tranche of unvested time-based options will vest. Subject to continued employment with us through the applicable vesting dates, the performance-based vesting options will vest and become exercisable with respect to 20% of the options subject to performance-vesting option on each of the first five anniversaries of the date of grant or vesting reference date, as applicable (which date is either before or after the end of the applicable fiscal year, depending on the grant date of the options), if we achieve specified EBITDA performance targets (subject to a cumulative catch-up). The exit event-based vesting options will vest and become exercisable in two tiers if either specified internal rate of return or multiple of investment targets are achieved as follows:

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

Except as otherwise specifically provided for in the stock option agreement, any part of a NEO’s stock option award that is not vested and exercisable upon his termination of employment will be immediately cancelled. With the exception of Mr.Chiminski, any part of a NEO’s stock option award that is vested upon termination of employment will generally remain outstanding and exercisable for three months after termination of employment (or, if later, until the 90th day following the date on which the options vest), although this period is extended to 12 months (or, if later, the first anniversary of the date on which the option vests) if the termination of employment is due to death or disability, and vested options will immediately terminate if the NEO’s employment is terminated by us for cause. Any vested options that are not exercised within the applicable post-termination exercise window will terminate. Any part of Mr. Chiminski’s stock option award that is vested upon termination of employment will generally remain outstanding and exercisable for three months after termination of employment or the date on which such portion of the option vests in the event of a termination other than a good termination or a termination by us or PTS Holdings Corp. for cause or one year after termination of employment in the case of a good termination and vested options will immediately terminate if Mr. Chiminski’s employment is terminated by us or PTS Holdings Corp. for cause. Please see “Potential Payments Upon Termination or Change in Control” section below for a description of the potential vesting of the NEOs’ stock option and RSU awards that may occur in connection with a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. or certain terminations of employment.

As a condition to receiving his equity-based awards, each NEO was required to enter into a subscription agreement with PTS Holdings Corp., and to become a party to PTS Holdings Corp.’s securityholders agreement. These agreements generally govern the NEO’s rights with respect to any shares of PTS Holdings Corp. common stock acquired on exercise of vested stock options or settlement of RSUs, to the extent applicable. Under the subscription agreement, PTS Holdings Corp.’s and The Blackstone Group’s right to repurchase shares an NEO may have acquired upon exercise of his options or settlement of RSUs, to the extent applicable, lapsed on May 7, 2012. Such repurchase right only applies to individuals who become a participant in the 2007 PTS Holdings Corp. Stock Incentive Plan on or after May 2012. Similarly, an NEO’s right to require PTS Holdings Corp. to repurchase the shares he acquired upon exercise of his options or settlement of RSUs to the extent applicable, in connection with a termination of his employment due to death or disability, lapsed on May 7, 2012. Such put right only applies to individuals who become a participant in the 2007 PTS Holdings Corp. Stock Incentive Plan on or after May 2012. The purchase price for any such shares that are repurchased will be equal to the fair market value of the shares at the time of repurchase, unless the participant’s employment is terminated by us for cause, in which case the purchase price will be the lower of the participant’s cost or fair market value on the date of repurchase. Any repurchase rights, to the extent applicable, will terminate on the earliest to occur of (1) a qualified public offering of PTS Holdings Corp. or BHP PTS Holdings L.L.C., (2) the occurrence of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and (3) the fifth anniversary of the grant date (the “Lapse Date”). The subscription agreement also contains certain restrictive covenants. While employed and for one year following their termination of employment, NEOs are prohibited from competing with us and from soliciting our employees, consultants and certain actual and prospective clients. The subscription agreement also contains an indefinite restriction on the NEO’s disclosure of our confidential information. If an NEO materially breaches any of these restrictive covenants and is unable to cure the breach, we have the right to “clawback” and recover any gains the Named Officer may have realized with respect to his shares (and with respect to Mr. Chiminski only the shares acquired upon exercise of the options or settlement of RSUs). The securityholders agreement generally restricts individuals who become a participant in the 2007 PTS Holdings Corp. Stock Incentive Plan on or after May 2012 from transferring any shares of PTS Holdings Corp. common stock they hold until the Lapse Date. These transfer restrictions do not apply to any permitted transfers to the NEOs’ family members, or to transfers in connection with a transaction or transactions where the “tag along” or “drag along” rights provided in the securityholders agreement would apply. Transfer restrictions that applied to the NEO lapsed on May 7, 2012. Following May 7, 2012, for the NEOs, and the Lapse Date, for individuals who become participants in the 2007 PTS Holdings Corp. Stock Incentive Plan on or after May 2012, and prior to a qualified public offering of PTS Holdings Corp. or BHP PTS Holdings L.L.C., PTS Holdings Corp. has certain rights of first refusal, which permit it (or a third party) to purchase any shares a Named Officer wishes to transfer instead of the NEO’s intended transferee.

Each NEO’s equity-based award was granted under, and is subject to the terms of, the 2007 PTS Holdings Corp. Stock Incentive Plan. On September 8, 2010, this plan was amended to increase the total number of shares that may be issued under the plan to account for the granting of RSUs and the October 2009 option exchange. As a result, there are 77,525 shares for option grant purposes and 3,882 shares are set aside for the granting of RSUs for a total of 81,407 available under the plan. This plan is currently administered by PTS Holding Corp.’s board of directors, and the board has the ability to interpret and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding stock options to reflect any change in the outstanding common shares of PTS Holdings Corp. by reason of a reorganization, recapitalization, share dividend or similar transaction, and making provision to ensure that participants satisfy any required withholding taxes.

The following table provides information regarding outstanding equity awards held by each NEO as of June 30, 2012.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL-YEAR END

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares of Units of Stock that Have Not Vested (#) (3)	Market Value of Shares or Units of Stock that Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards or Payout Value of Unearned Shares, Units or Other Rights That have not Vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John Chiminski	10/23/09	3,600	4,050	5,850	750	10/23/2019	—	—	—	—
	3/17/09						800	1,040,000
	10/23/09						600	780,000
Matthew Walsh	10/11/11	—	750	750	1,040	10/11/2021	—	—	—	—
	10/11/11						500	650,000
	10/23/09	960	1,040	1,733	750	10/23/2019	—	—	—	—

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares of Units of Stock that Have Not Vested (#) (3)	Market Value of Shares or Units of Stock that Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards or Payout Value of Unearned Shares, Units or Other Rights That have not Vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	4/17/08	267	—	—	1,000	4/17/2018	—	—	—	—
William Downie	10/23/09	800	900	1,300	750	10/23/2019	—	—	—	—
Scott Houlton	5/25/12	—	250	250	1,300	5/25/2022	—	—	—	—
	10/23/09	667	750	1,083	750	10/23/2019	—	—	—	—
Samrat Khichi	10/23/09	747	820	1,300	750	10/23/2019	—	—	—	—
	11/27/07	133	—	—	1,000	11/27/2017	—	—	—	—

(1)	The number of outstanding time and performance options vested and exercisable are reported in column (b) above. Unvested outstanding time options are reported in column (c) above and ordinarily become vested pursuant to the vesting schedule for time options described in the “Description of Equity-Based Awards” section above. Unvested outstanding performance options and exit options are reported in column (d) above and ordinarily become vested pursuant to the vesting schedule for performance options and exit options, as applicable, described in the “Description of Equity-Based Awards” section above. Other than with respect to the options granted to Messrs. Walsh and Houlton in fiscal 2012, which have a vesting reference date, all vesting of options granted to the NEOs occurs on the applicable anniversary of the grant date. The first 20% of the performance-based options granted in fiscal 2010 vested on October 23, 2010, the second 20% vested on October 23, 2011 and none of the outstanding performance exit options vested in fiscal 2012. As described in the “Potential Payments Upon Termination or Change in Control” section below, all or a portion of each option grant may vest earlier in connection with a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. or certain terminations of employment.
(2)	The expiration date shown is the normal expiration date occurring on the tenth anniversary of the grant date. Options may terminate earlier in certain circumstances, such as in connection with a NEO’s termination of employment or in connection with certain corporate transactions, including a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C.
(3)	The number of outstanding RSUs reported for Mr. Chiminski in column (g) above represents two separate grants: 2,000 RSUs granted on March 17, 2009 and 1,000 RSUs granted on October 23, 2009. Each RSU grant vests 20% per year from the date of grant, subject to the executive’s continued employment through the applicable vesting date. Once vested, the RSUs will be settled on the earlier to occur of (1) the seventh anniversary of Mr. Chiminski’s employment commencement date (March 17, 2009), or (2) the date a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. occurs. For Mr. Walsh, the number of outstanding RSUs in column (g) above represents 500 RSUs granted on October 11, 2011. The RSUs for Mr. Walsh will vest as follows: 167 RSUs will vest on September 26, 2012; 166 RSUs will vest on September 26, 2013; and 166 RSUs will vest on September 26, 2014 date, subject to the executive’s continued employment through the applicable vesting date. Once vested, the RSUs will be settled on the earlier of (i) March 26, 2015 or (ii) the date of a change in control.
(4)	Based upon a market value of $1,300 per share as of June 30, 2012.

Option Exercises and Stock Vested in Fiscal 2012

On March 17, 2012, Mr. Chiminski vested in an additional 20% of the 2,000 RSUs granted to him on March 17, 2009 and on October 23, 2011, he vested in an additional 20% of the 1,000 RSUs granted to him on October 23, 2009. In addition, pursuant to his election to defer 50% of his annual MIP bonus for fiscal year 2011 to satisfy his stock purchase requirement, Mr. Chiminski was awarded 721.15 fully vested RSUs on September 16, 2011. The following table provides information regarding this vesting. During fiscal 2012, the other NEOs did not exercise any options or similar instruments or vest in any stock or similar instruments.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
(a)	(b)	(c)	(d)	(e)
John Chiminski	—	—	1,321.15	1,477,996	(2)
Matt Walsh	—	—	—	—
William Downie	—	—	—	—
Scott Houlton	—	—	—	—
Samrat Khichi	—	—	—	—

(1)	Includes the issuance of 721.15 fully vested RSUs on September 16, 2011 with a value realized on grant of $750,000. In addition, includes the vesting of 200 RSUs on October 23, 2011 with a value realized on vesting of $208,000 that were originally granted on October 23, 2009 and the vesting of 400 RSUs on March 17, 2012 with a value realized on vesting of $520,000 that were originally granted on March 17, 2009. The 200 RSUs that vested on October 23, 2011 and the 400 RSUs that vested on March 17, 2012 will be settled on the earlier to occur of (1) the seventh anniversary of Mr. Chiminski’s employment commencement date (March 17, 2009), or (2) the date a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. occurs. The 721.15 fully vested RSUs awarded to Mr. Chiminski on September 16, 2011 pursuant to his election to defer 50% of his annual MIP bonus for fiscal 2011 will be settled on the earlier to occur of (1) a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and (2) the sixth anniversary of the date of grant (September 16, 2017).
(2)	Based on a fair market value of $1,040 per share on September 16, 2011 and October 23, 2011 and a fair market value of $1,300 per share on March 17, 2012, the applicable vesting dates.

Non-qualified Deferred Compensation—Fiscal 2012

The following table provides information regarding contributions, earnings and balances for our NEOs under our deferred compensation plan

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(3)	Aggregate Earnings in Last FY ($)(4)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)(5)
(a)	(b)	(c)	(d)	(e)	(f)
John Chiminski
Deferred Compensation	48,115	3,000	5,071	—	82,018
Vested but Undelivered RSUs (2)	1,373,996	—	603,499	—	3,017,495
Total	1,422,111	3,000	608,570	—	3,099,513
Matthew Walsh
Deferred Compensation	96,016	4,430	10,669	—	326,124
William Downie
Deferred Compensation	—	—	—	—	—
Scott Houlton
Deferred Compensation	—	—	—	—	—
Samrat Khichi
Deferred Compensation	24,732	3,000	(2,645)	—	101,210

(1)	The amounts under “Deferred Compensation” are reported as compensation for fiscal 2012 under “Salary” in the Summary Compensation Table.
(2)	The amount reported for Mr. Chiminski in column (b) reflects (i) the value of 600 vested and undelivered RSUs as of the vesting date of which 200 RSUs vested on October 23, 2011 and 400 RSUs vested on March 17, 2012 and (ii) the value of 721.15 RSUs which were fully vested on the grant date of September 16, 2011 pursuant to Mr. Chiminski’s election to defer 50% of his annual MIP bonus for fiscal 2011 to satisfy his stock purchase requirement for fiscal year 2011. The 200 RSUs that vested on October 23, 2011 and the 400 RSUs that vested on March 17, 2012 will be settled on the earlier to occur of (1) the seventh anniversary of Mr. Chiminski’s employment commencement date (March 17, 2009), or (2) the date a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. occurs. The 721.15 fully vested RSUs awarded to Mr. Chiminski on September 16, 2011 will be settled on the earlier to occur of (1) a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and (2) the sixth anniversary of the date of grant (September 16, 2017).

(3)	Amounts reported for Messrs. Chiminski, Walsh and Khichi are reported as compensation for fiscal 2012 under “All Other Compensation” in the Summary Compensation Table.
(4)	Amount reported for Mr. Chiminski under “Vested but Undelivered RSUs” reflects the increase in fair market value between September 16, 2011 and June 30, 2012 with respect to 721.15 of the vested RSUs reported in column (b), between October 23, 2011 and June 30, 2012 with respect to 200 of the vested RSUs reported in column (b), and between March 17, 2012 and June 30, 2012 with respect to the 400 RSUs reported in column (b). Amount reported also reflects the increase in fair market value between July 1, 2011 and June 30, 2012 with respect to the 400 RSUs that vested on March 17, 2010 and that were reported in column (b) in the fiscal 2010 Non-Qualified Deferred Compensation Table and 600 RSUs in which 200 vested on October 23, 2010 and 400 vested on March 17, 2011 and that were reported in column (b) in the fiscal 2011 Non-Qualified Deferred Compensation Table. The amounts reported are not considered compensation reportable in the Summary Compensation Table.
(5)	Includes $25,500 previously reported as compensation to Mr. Chiminski in the columns “Salary” and “All Other Compensation” in the Summary Compensation Table in previous years. $167,980 previously reported as compensation to Mr. Walsh in the columns “Salary” and “All Other Compensation” in the Summary Compensation Table in previous years. Includes $55,902 reported as compensation to Mr. Khichi in the columns “Salary” and “All Other Compensation” in the Summary Compensation Table for previous years. Aggregate balance for Mr. Chiminski under “Vested but Undelivered RSUs” reflects the value of 2,321.15 RSUs as of June 30, 2012 based upon a market value of $1,300 per share as of such date. 1,600 of these RSUs were previously reported as “Stock Awards” in the Summary Compensation Table and with respect to the 721.15 fully vested RSUs granted to Mr. Chiminski pursuant to his election to defer 50% of his annual MIP bonus for Fiscal 2011, $750,000 has been previously reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

Non-qualified Deferred Compensation Plan

We offer a non-qualified deferred compensation plan for a select group of our management. Eligible employees selected to participate in the plan may elect to defer between 1% and 20% of eligible compensation into the plan each year. Eligible compensation is defined as base salary, Management Incentive Plan bonus, commissions and other bonus amounts. We will provide a matching contribution on base salary only for all participants with the exception of sales people who are eligible to receive a company matching contribution on base salary, bonuses and commissions. Any income attributable to stock options or other equity-based awards is not eligible for deferral. Participating directors may elect to defer between 20% and 100% of their fees for service on our board of directors (including meeting fees) into the plan each year. In our discretion, each year we may elect to make certain company contributions to participants in the plan; however, the plan does not require us to make any such contributions. Company contributions can be either matching contributions or contributions equal to a percentage of a participant’s compensation (regardless of the amount deferred) which includes a contribution designed to supplement social security benefits. Any such contributions, however, are generally only made with respect to the first $100,000 of a participant’s compensation in excess of the annual compensation limit under the Internal Revenue Code for each year (the limit is $250,000 for calendar year 2012). Participants are always 100% vested in their elective deferrals, and in any company matching contributions (including related earnings in each case). Participants become vested in other company contributions and related earnings after three years of service with us or upon retirement, death, total disability or a change in control of us.

Under the plan, we have the discretion to either credit participants’ deferrals with a hypothetical earnings rate, or to credit the deferrals with earnings and/or losses based on the deemed investment of the deferrals in investment alternatives selected by us, which investment alternatives generally include the investment funds available under our 401(k) plan. During fiscal 2012, participants were permitted to select the investment alternatives in which they wanted their deferrals to be deemed to be invested and were credited with earnings and/or losses based on the performance of the relevant investments. During fiscal 2012, the returns for the investment funds in which participating NEOs, Messrs. Chiminski, Walsh, and Khichi notionally invested their deferrals were 5.4%, 0.7%, and -5.3%, respectively. Participants were able to change the investment elections for their deferrals on a daily basis during fiscal 2012. Participants’ deferrals are paid out in a lump-sum on the 15th day of the month immediately following the month during which the six month anniversary of the participant’s separation from service (other than due to death) with us (within the meaning of Section 409A of the Internal Revenue Code) occurs. In the event of the death of a participant prior to the commencement of the distribution of benefits under the plan, such benefits will be paid no later than the later of (x) December 31 of the year in which the participant’s death occurs and (y) ninety days following the date of the participant’s death. Participants may also elect to receive a payout of their deferrals in annual installments over a period of five or 10 years after their separation from service (including death), although notwithstanding any such elections, deferrals will be paid in a lump-sum in connection with a participant’s separation from service within two years following a change in control of us. Participants may also elect to receive a payout in connection with an unforeseeable emergency, in accordance with the requirements of Section 409A of the Internal Revenue Code. Salary deferrals, company contributions and any applicable gains are held in a “rabbi” trust. “Rabbi” trust assets are ultimately controlled by us. Operating the deferred compensation plan this way is required by federal tax law in order to defer the taxation benefits from the plan until they are paid to the participants.

Potential Payments Upon Termination or Change in Control

The following section describes the payments and benefits that may become payable to the NEOs in connection with their termination of employment and/or a change in control. All such payments and benefits will be paid or provided by us or PTS Holdings Corp. For purposes of this section, we have assumed that (1) the price per share of PTS Holdings Corp.’s common stock on June 29, 2012, the last business day of fiscal 2012 is equal to its fair market value as determined in good faith by the board of directors of PTS Holdings Corp. because there has never been a public market for the common stock of PTS Holdings Corp., (2) PTS Holdings Corp. does not exercise any discretion to accelerate the vesting of outstanding options or restricted stock units in connection with a change in control of us and (3) the value of any stock options that may be accelerated is equal to the full value of such awards (i.e., the full “spread” value for stock options on June 29, 2012). The 2007 PTS Holdings Corp. Stock Incentive Plan gives the PTS Holdings Corp. board of directors considerable discretion with respect to the treatment of outstanding options and restricted stock units in the event of a change in control. If the PTS Holdings Corp. board of directors exercised its discretion to fully vest outstanding options and RSUs, the NEOs may receive benefits in addition to those described below.

In addition to the amounts presented below, the NEOs will also be entitled to the benefits quantified and described under the “Non-Qualified Deferred Compensation—Fiscal 2012” section above. Please see “Compensation Discussion and Analysis—Current Compensation Program Elements—Severance and Other Benefits” for a discussion of how the amounts of the payments and benefits presented below were determined.

Mr. Chiminski

Mr. Chiminski’s employment agreement, the 2007 PTS Holdings Corp. Stock Incentive Plan and the related stock option agreement and restricted stock unit agreements each provide for certain benefits to be paid to him upon termination under the terms described below. If Mr. Chiminski’s employment terminates due to his disability or death, he would be entitled to (1) a pro-rata portion of any annual cash bonus he would have earned for the year of termination and (2) accelerated vesting of the portion of his time vesting options and restricted stock units that would otherwise have vested within 12 months following his termination of employment. In addition, Mr. Chiminski will retain the opportunity through the ten year term to vest, subject only to attaining the specified internal rate of return or multiple of investment targets, in a portion of the unvested exit options equal to a fraction, the numerator of which is the number of days elapsing from his commencement date through the termination date and the denominator of which is the number of days elapsing from his commencement date through the date of the event that triggers additional exit option vesting. Any pro-rata bonus payment would have been paid in a lump-sum within two and one-half (2-1/2) months after the end of the fiscal year in which Mr. Chiminski’s termination of employment occurred. Should Mr. Chiminski’s employment terminate due to death, his beneficiaries would also be entitled to a death benefit equal to 1.5 times his base salary ($1,275,000) under a company provided group life insurance benefit program which covers all eligible active employees.

The employment agreement provides that upon any good termination or due to Mr. Chiminski’s election not to extend the term, he will be entitled to receive a pro-rata portion of any annual cash bonus he would have earned for the year of termination based on Catalent’s actual performance in respect of the full fiscal year in which Mr. Chiminski’s employment terminates.

The employment agreement further provides that if Mr. Chiminski’s employment is terminated by Catalent or PTS Holdings Corp. without cause, by Mr. Chiminski for good reason or due to Catalent’s or PTS Holdings Corp.’s election not to extend the term, then, subject to his execution, delivery and non-revocation of a release of claims with respect to Catalent and its affiliates, Mr. Chiminski will be entitled to receive, in addition to certain accrued amounts and a pro-rata bonus, as discussed above, an amount equal to two times the sum of (x) Mr. Chiminski’s annualized then-current base salary (which salary, for purposes of calculating severance amounts, will in no event be less than $850,000) and (y) his annual target bonus, payable in equal monthly installments over a two year period; provided, however, that if such termination occurs within the two year period following a change in control such payment will instead be made in a single lump sum payment within thirty days following the termination date. Notwithstanding the foregoing, Catalent’s obligation to make such payments will cease in the event of a material breach by Mr. Chiminski of the restrictive covenants contained in the employment agreement (described below), if such breach remains uncured for a period of ten days following written notice of such breach. Pursuant to the terms of the employment agreement, Mr. Chiminski is subject to a covenant not to (x) compete with us while employed and for one year following his termination of employment for any reason and (y) solicit our employees, consultants and certain actual and prospective clients while employed and for two years following his termination of employment for any reason, in each case, subject to certain specified exclusions. The employment agreement also contains a covenant not to disclose confidential information, an assignment of property rights provision and customary indemnification provisions.

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

At the end of fiscal 2012, Mr. Chiminski would have had a good reason to terminate employment if any of the following had occurred without his consent: (a) any material diminution in his duties, authorities, or responsibilities, or the assignment to him of duties that are materially inconsistent with, or that significantly impair his ability to perform, his duties as Chief Executive Officer of PTS Holdings Corp. or us; (b) any material adverse change in his positions or reporting structures, including ceasing to be the Chief Executive Officer of PTS Holdings Corp. or us or ceasing to be a member of the board of directors of PTS Holdings Corp. or our board of directors; (c) any reduction in his base salary or target annual bonus opportunity (other than a general reduction in base salary or target annual bonus opportunity that affects all members of senior management proportionately); (d) any material failure by us to pay compensation or benefits when due under his employment agreement; (e) any relocation of our principal office or of his principal place of employment to a location more than 50 miles from its location in Somerset, New Jersey, as of his commencement date; or (f) any failure by PTS Holdings Corp. or us, as applicable, to obtain the assumption in writing of its obligation to perform his employment agreement by any successor to all or substantially all of the assets of PTS Holdings Corp. or us, as applicable. No termination of his employment based on a specified good reason event will be effective as a termination for good reason unless (x) Mr. Chiminski gives notice to PTS Holdings Corp. and us of such event within 90 days after he learns that such event has occurred (or, in the case of any event described in clauses (e) or (f), within 30 days after he learns that such event has occurred), (y) such good reason event is not fully cured within 30 days after such notice, and (z) Mr. Chiminski’s employment terminates within 60 days following the end of the cure period.

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

The following table lists the payments and benefits that would have been triggered for Mr. Chiminski under the circumstances described below assuming that the applicable triggering event occurred on June 29, 2012.

Triggering Event	Value of Option/RSU Acceleration(1)	Value of Base Salary and Target Bonus Payment(2)	Value of Continued Benefits Participation(3)	Total
Death or Disability	1,522,500			1,522,500
Termination by Us Without Cause or by Mr. Chiminski for Good Reason	1,522,500	3,700,000	26,661	5,249,161
Change in Control	4,047,500			4,047,500
Death or Disability Within Six months Prior to a change in Control	4,047,500			4,047,500
Termination by Us Without Cause or by Mr. Chiminski for Good Reason in Connection With a Change in Control	4,047,500	3,700,000	26,661	7,774,161

(1)	The amounts reported represent partial or full accelerated vesting of RSUs and options and are based on PTS Holdings Corp.’s common stock having a fair market value of $1,300 per share on June 29, 2012. The amounts reported reflect the “spread” value of the options of $550 per share representing the difference between the fair market value and the exercise price. Amounts reported assume that the exit event options do not vest upon a change in control.
(2)	The amount reported consists of two times the sum of Mr. Chiminski’s annual salary and target annual MIP bonus.
(3)	The amount reported represents income attributable to the health care premiums paid by the Company with respect to Mr. Chiminski’s participation in our employee benefit plans for a two year period. Mr. Chiminski would also be entitled to be paid out for any unused paid time off days accrued during 2012 and up to five unused days from the prior year.

Mr. Walsh

On October 11, 2011, PTS Holdings Corp. and Mr. Walsh entered into an employment agreement which replaces the offer letter and severance agreement that Mr. Walsh entered into in 2008 in connection with the commencement of his employment with the Company. Mr. Walsh’s employment agreement, the 2007 PTS Holdings Corp. Stock Incentive Plan and the related stock option agreement and RSU agreements each provide for certain benefits to be paid to him upon termination.

The employment agreement also provides that if Mr. Walsh’s employment is terminated by the Company without cause, due to death or disability, by Mr. Walsh for good reason or due to the Company’s election not to extend the term, then Mr. Walsh will be entitled to receive, in addition to certain accrued amounts, a pro-rated annual cash bonus. In addition, if Mr. Walsh’s employment is terminated by Catalent without cause (other than by reason of death or disability), by Mr. Walsh for good reason, or due to Catalent’s election not to extend the term, Mr. Walsh will also be entitled to receive, an amount equal to two (2) times the sum of (x) Mr. Walsh’s then annualized base salary and (y) his target bonus (75%), payable in equal monthly installments over a two-year severance period.

In addition to the payments described above, if Mr. Walsh’s employment is terminated by Catalent without cause, by Mr. Walsh for good reason or due to Catalent.’s election not to extend the term, Mr. Walsh (and his spouse and eligible dependents, to the extent applicable) will also be entitled to continued participation in Catalent’s group health plans for up to two years (for the final 6 months of this period, if coverage can not be continued he will be paid an amount on a grossed up basis for the company’s cost of such coverage).

At the end of fiscal 2012, Mr. Walsh would have had a good reason to terminate employment if any of the following had occurred without his consent, (1) any substantial diminution in his position or duties, adverse change in reporting lines, up and down, or the assignment to him of duties that are materially inconsistent with his position, (2) any reduction in his base salary, (3) any failure of Catalent to pay compensation or benefits when due, (4) Catalent’s failure to provide him with an annual bonus opportunity that is at the same level as established in his offer letter, dated February 29, 2008, or (5) he is required to move his principal business location more than fifty (50) miles. No termination of Mr. Walsh’s employment based on a specified good reason event will be effective as a termination for good reason unless (x) he gives notice to Catalent of such event within thirty (30) days after he learns that such event has occurred, (y) such good reason event is not fully cured within thirty (30) days after such notice (such period, the “Cure Period”), and (z) his employment terminates within sixty (60) days following the end of the Cure Period.

In the event of any termination of Mr. Walsh’s employment, all unvested RSUs and options which remain outstanding will be immediately forfeited without consideration as of the termination date; however, that in the event of a termination of Mr. Walsh’s employment (1) by the Company without cause, (2) by Mr. Walsh for good reason, (3) due to death or disability or (4) due to the Company’s election not to extend the employment term, Mr. Walsh will be deemed vested as of the termination date in any portion of the time-based option that would have otherwise vested if he had remained by the Company through the first anniversary of the termination date. In the event of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C., all unvested RSUs and time-based Options will become fully vested as of the change in control (or immediately prior to the change in control, with respect to the options).

The following table lists the payments and benefits that would have been triggered for Mr. Walsh under the circumstances described below assuming that the applicable triggering event occurred on June 29, 2012.

Triggering Event	Value of Option/RSU Acceleration(1)	Value of Base Salary and Target Bonus Payment(2)	Value of Continued Benefits Participation(3)	Total
Death or Disability	255,624			255,624
Termination by Us Without Cause or by Mr. Walsh for Good Reason	255,624	2,100,000	26,661	2,382,285
Change in Control	1,417,000			1,417,000

(1)	The amounts reported are based on PTS Holdings Corp.’s common stock having a fair market value of $1,300 per share on June 29, 2012. The amounts reported reflect the “spread” value of the options of $550 per share for the options granted on October 23, 2009 and $260 per share for the options granted on September 11, 2011 representing the difference between the fair market value and the exercise price. Amounts reported assume that the exit event options do not vest upon a change in control. The amount reported for Mr. Walsh for a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. also includes the vesting of 500 RSUs having a fair market value of $1,300 per share on June 29, 2012
(2)	The amount reported for Mr. Walsh represents the two times the sum of (x) Mr Walsh’s current base salary and (y) his target annual cash bonus
(3)	Per Mr. Walsh’s employment agreement which became effective on September 26, 2011, the amount for Mr. Walsh includes 18 months of coverage plus 6 months (on a tax grossed-up basis). Mr. Walsh would also be entitled to be paid out for any unused paid time off days accrued during 2012 and up to five unused days from the prior year.

Messrs. Downie, Houlton, and Khichi

Messrs. Downie, Houlton, and Khichi were not covered by employment agreements at the end of fiscal 2012. However, Mr. Downie’s, Mr. Houlton’s, and Mr. Khichi’s severance agreements, the 2007 PTS Holdings Corp. Stock Incentive Plan, and the related stock option agreements provide for certain benefits to be paid to each of them if their employment terminates for one of the reasons described below. If the employment of Messrs. Downie, Houlton, or Khichi terminates due to death or disability, each will be entitled to accelerated vesting of the portion of their time options that would otherwise have vested within 12 months following a termination of employment (like Mr. Chiminski, they will not be entitled to any similar accelerated vesting for performance options and exit options). Should Mr. Downie’s, Mr. Houlton’s, or Mr. Khichi’s employment terminate due to death, their beneficiaries will receive a death benefit equal to 1.5 times their current base salary ($592,500, $615,000, and $658,500, respectively) under a company provided group life insurance program which covers all eligible active employees.

If the employment of Messrs. Downie, Houlton, or Khichi was terminated by us without cause or by the executive for good reason, in each case at the end of fiscal 2012, each would have been entitled to a severance payment equal to one times the sum of their annual base salary and target annual bonus, payable in equal installments over the one period following the date of their termination of employment. Each would also be entitled to continued participation in our group health plans (to the extent the executives were receiving such coverage as of the termination date), at the same premium rates as may be charged from time to time for employees of Catalent generally, which coverage would be provided until the earlier of (1) the expiration of the one year period following the date of termination of employment and (2) the date the executive becomes eligible for coverage under group health plan (s) of any other employer. Each Named Officer is required to enter into a binding general release of claims as a condition to receiving most severance payments and benefits.

Under the stock option agreements entered into in connection with the 2007 PTS Holdings Corp. Stock Incentive Plan, if the employment of Messrs. Downie, Houlton, or Khichi is terminated by us without cause or by the Named Officer for good reason, each will be entitled to receive accelerated vesting of the portion of his time options that would otherwise have vested within 12 months following termination of employment (there is no similar accelerated vesting for performance options and exit options). At the end of fiscal 2012, each of Messrs. Downie, Houlton, and Khichi would have had a good reason to terminate employment if, without his consent (a) there had been a substantial diminution in his position or duties or an adverse change in his reporting lines, (b) he was assigned duties that were materially inconsistent with his position, (c) his base salary had been reduced or other earned compensation was not paid when due, (d) our headquarters were relocated by more than 50 miles, or (e) he was not provided with the same annual bonus opportunity specified in his offer letter, in each case, which was not cured within 30 days following our receipt of written notice from him describing the event constituting good reason.

In the event of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C., each of Messrs. Downie, Houlton, and Khichi will be entitled to full vesting of their time options. As with Mr. Chiminski, their exit options and performance options will not automatically become fully vested in connection with a change in control; however, the exit options and performance options may become vested in connection with the transaction if the applicable performance targets are attained. Messrs. Downie, Houlton, and Khichi, are each subject to the restrictive covenants contained in the subscription agreement, which covenants are described in the “Description of Equity-Based Awards” section above.

The following table lists the payments and benefits that would have been triggered for Messrs. Downie, Houlton, and Khichi under the circumstances described below assuming that the applicable triggering event occurred on June 29, 2012.

Triggering Event	Value of Option/RSU Acceleration ($)(1)	Value of Severance Payment ($)(2)	Value of Continued Benefits Participation ($)(3)	Total ($)
Death or Disability
William Downie	165,000			165,000
Scott Houlton	137,500			137,500
Samrat Khichi	150,370			150,370
Termination by Us Without Cause or by the Executive for Good Reason
William Downie	165,000	691,250	10,915	867,165
Scott Houlton	137,500	717,500	11,964	866,964
Samrat Khichi	150,370	768,250	11,659	930,279
Change in Control
William Downie	495,000			464,000
Scott Houlton	412,500			265,230
Samrat Khichi	451,000			317,260

(1)	Amounts reported reflect the “spread” value of $550 per share with respect to options granted in fiscal 2010 and based on PTS Holdings Corp.’s common stock having a fair market value of $1,300 per share on June 29, 2012. Amounts reported for Mr. Houlton also reflect the “spread” value of $0 per share with respect to the options granted to him in fiscal 2012 based on PTS Holdings Corp.’s common stock having a fair market value of $1,300 per share on June 29, 2012. Amounts reported assume that the exit event options do not vest upon a change in control.
(2)	The amounts reported for Messrs. Downie, Houlton and Khichi represent the sum of each executive’s annual base salary and target annual bonus.
(3)	The amounts reported represent income attributable to the health care premiums paid by the Company with respect to each Named Officer’s continued participation in our employee benefit plans for a one year period.

Compensation Committee Interlocks and Insider Participation

Our compensation committee comprises Chinh E. Chu, Michael Dal Bello and Bruce McEvoy. Mr. Dal Bello is the Chairman of the Compensation Committee. The Compensation Committee is responsible for determining, reviewing, approving and overseeing our executive compensation program.

No member of the Compensation Committee was at any time during fiscal year 2012, or at any other time, one of our officers or employees. Mr. Chu is a Senior Managing Director in the Corporate Private Equity group of The Blackstone Group, Mr. Dal Bello is a Managing Director at The Blackstone Group and Mr. McEvoy is a Principal at The Blackstone Group. We are parties to certain transactions with The Blackstone Group described in the “Certain Relationships and Related Transactions” section below. None of our executive officers has served as a director or member of the Compensation Committee, or other committee serving an equivalent function, of any entity, whose executive officers served as a director of our company or member of our Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of PTS Holdings Corp.

PTS Holdings Corp. owns 100% of the limited liability company interests of PTS Intermediate Holdings LLC, which owns 100% of our issued and outstanding common stock.

The following table and accompanying footnotes set forth information with respect to the beneficial ownership of the common stock of PTS Holdings Corp. as of September 1, 2012 for (i) each individual or entity known by us to own beneficially more than 5% of the common stock of PTS Holdings Corp., (ii) each of our NEOs, (iii) each of our directors and (iv) all of directors and our executive officers as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent
Blackstone Funds(2)	1,053,979	99.15%
John R. Chiminski(3)(4)	6,307	*
Matthew Walsh (3)(4)	2,440	*
William Downie(4)	1,460
Scott Houlton(4)	1,168
Samrat S. Khichi(4)	1,352	*
Paul Clark(4)	394	*
Chinh E. Chu(5)	—	—
Michael Dal Bello(6)	—	—
Bruce McEvoy(7)	—	—
James Quella(8)	—	—
Melvin D. Booth(4)	290	*
Arthur J. Higgins(4)	3,290	*
All directors and executive officers as a group (23 persons)(9)	25,648	2.38%

(*)	Less than 1%
(1)	Fractional shares beneficially owned have been rounded up to the nearest whole share.
(2)

Shares shown as beneficially owned by the Blackstone Funds are held directly by Phoenix Charter LLC. 100% of the limited liability company interests of Phoenix Charter LLC are held directly by BHP PTS Holdings L.L.C. Blackstone Healthcare Partners LLC is the managing member and controls approximately 87% of BHP PTS Holdings L.L.C. Paul Clark holds less than 1% of the interests in BHP PTS Holdings L.L.C. and affiliates of Aisling Capital and Genstar Capital, LLC hold 2.4% and 9.6% of the interests, respectively, in BHP PTS Holdings L.L.C. Blackstone Healthcare Partners LLC, by virtue of its management rights and controlling interest in BHP PTS Holdings L.L.C., has investment and voting control over the shares of PTS Holdings Corp. indirectly held by BHP PTS Holdings L.L.C. Blackstone

Capital Partners V L.P., Blackstone Capital Partners V-AC L.P., BCP V-S L.P., BCP V Co-Investors L.P., Blackstone Family Investment Partnership V L.P.., Blackstone Participation Partnership V L.P. and International Healthcare Partners LLC are members of Blackstone Healthcare Partners LLC and Blackstone Capital Partners V L.P. is the managing member of Blackstone Healthcare Partners LLC (collectively, the “Blackstone Funds”). Blackstone Management Associates V L.L.C. (“BMA”) is the general partner of Blackstone Capital Partners V L.P. BMA V L.L.C. is the sole member of BMA. Blackstone Holdings III L.P. is the managing member and majority in interest owner of BMA V L.L.C. Blackstone Holdings III L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is in turn wholly owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman. Mr. Schwarzman disclaims beneficial ownership of such shares. Mr. Chu and Mr. Quella, directors of the Company, are members of BMA V L.L.C. and each disclaims any beneficial ownership of PTS Holdings Corp. common stock beneficially owned by BMA V L.L.C. Mr. Higgins, a director of the Company, is a member of International Healthcare Partners LLC and disclaims any beneficial ownership of PTS Holdings Corp. common stock beneficially owned by Blackstone Healthcare Partners LLC. Additionally, pursuant to the terms of the PTS Holdings Corp. securityholders agreement, the Blackstone Funds may be deemed to have shared voting and dispositive power over the remaining .85% of PTS Holdings Corp. common stock held by senior management of the Company. The address of each of the entities listed in this footnote is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.
(3)	Does not include 3,721.15 vested and unvested non-voting restricted stock units, none of which Mr. Chiminski has the right to have settled in shares of common stock of PTS Holdings Corp. within 60 days. Does not include 500 unvested non-voting restricted stock units, none of which Mr. Walsh has the right to have settled in shares of common stock of PTS Holdings Corp. within 60 days
(4)	The number of shares beneficially owned includes shares of common stock issuable upon exercise of options that are currently exercisable and/or will be exercisable within 60 days after September 1, 2012, as follows: Mr. Chiminski (5,400), Mr. Walsh (2,040),Mr. Clark (394),Mr. Downie (1,200), Mr. Houlton (1,000), Mr. Khichi (1,252), Mr. Booth (290) and Mr. Higgins (290).
(5)	Mr. Chu is a Senior Managing Director of Blackstone. Mr. Chu disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds. Mr. Chu’s address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.
(6)	Mr. Dal Bello is a Managing Director of Blackstone. Mr. Dal Bello disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds. Mr. Dal Bello’s address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.
(7)	Mr. McEvoy is a Principal of Blackstone. Mr. McEvoy disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds. Mr. McEvoy’s address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.
(8)	Mr. Quella is a Senior Managing Director of Blackstone. Mr. Quella disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds. Mr. Quella’s address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.
(9)	Includes 19,385 shares of common stock issuable upon exercise of options that are currently exercisable and/or exercisable within 60 days after September 1, 2012.

Equity Compensation Plan Information

The following table provides information for the fiscal year ended June 30, 2012 with respect to shares of PTS Holdings Corp. common stock that may be granted under the 2007 PTS Holdings Corp. Stock Incentive Plan.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2) (a)	Weighted-average exercise price of outstanding options, warrants and rights(3) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	73,394	$825.29	4,131

(1)	The 2007 PTS Holdings Corp. Stock Incentive Plan was approved by the Board of Directors of PTS Holdings Corp. on May 7, 2007.
(2)	All of the awards granted under the 2007 PTS Holdings Corp. Stock Incentive Plan are stock options, except for the 3,721.15 restricted stock units granted to Mr. Chiminski and 500 restricted stock units granted to Mr. Walsh.

(3)	The weighted-average exercise price does not take into account restricted stock unit awards, which by their nature do not have an exercise price. See Note 13 of the Audited Consolidated and Combined Financial Statements for more information on the 2007 PTS Holdings Corp. Stock Incentive Plan.
(4)	Consists of shares of our common stock issuable under the 2007 PTS Holdings Corp. Stock Incentive Plan, including non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other equity-based awards of which 161 shares have been specifically set aside for the granting of restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Agreements with Our Parent Companies

BHP PTS Holdings L.L.C. Securityholders Agreement

In connection with the closing of the acquisition from Cardinal and the related financings, BHP PTS Holdings L.L.C. entered into a Securityholders Agreement with the Investors. The BHP PTS Holdings L.L.C. Securityholders Agreement governs the economic and voting characteristics of the units representing limited liability company membership interests in BHP PTS Holdings L.L.C. (which owns all of the equity interests of Phoenix Charter LLC), including with respect to restrictions on the issuance or transfer of shares, including tag-along rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions).

PTS Holdings Corp. Securityholders Agreement

Following the consummation of the acquisition from Cardinal and related financings, PTS Holding Corp. issued shares of its common stock and granted stock option awards and RSUs to certain officers, directors and key employees of the Company (collectively, “Executives”) pursuant to the 2007 PTS Holdings Corp. Stock Incentive Plan, as amended. As a condition to acquiring such shares of common stock and receiving such options and RSUs, the Executives were required to become a party, or agree to become a party, to the security holders’ agreement between PTS Holdings Corp., Blackstone PTS Holdings L.L.C. and Blackstone Healthcare Partners LLC. Under the securityholders agreement each party agrees, among other things, to elect or cause to be elected to the respective boards of directors of PTS Holdings Corp. and each of its subsidiaries such individuals as are designated by BHP PTS Holdings L.L.C. Each party also agrees to vote their shares in the manner in which BHP PTS Holdings L.L.C. directs in connection with amendments to PTS Holdings Corp.’s organizational documents (except for changes that would have a material adverse effect on the management of PTS Holdings Corp.), the merger, security exchange, combination or consolidation of PTS Holdings Corp. with any other person, the sale, lease or exchange of all or substantially all of the property and assets of PTS Holdings Corp. and its subsidiaries on a consolidated basis, and the reorganization, recapitalization, liquidation, dissolution or winding-up of PTS Holdings Corp. The security holders agreement also includes certain restrictions on the transfer of shares, “tag along” and “drag along” rights, and rights of first refusal in favor of PTS Holdings Corp. See “Executive Compensation—Description of Stock Option Awards.”

Transaction and Advisory Fee Agreement

We and one or more of our parent companies entered into a transaction and advisory fee agreement with the affiliates of Blackstone and certain of the other Investors pursuant to which such entities or their affiliates provide certain strategic and structuring advice and assistance to us. In addition, under this agreement, affiliates of Blackstone and certain of the other Investors provide certain monitoring, advisory and consulting services to us for an aggregate annual management fee equal to the greater of $10 million or 3.0% of Consolidated Adjusted EBITDA (as defined in the senior secured credit agreement) per year. Affiliates of Blackstone and certain of the other Investors also receive reimbursement for out-of-pocket expenses incurred by them or their affiliates in connection with the provision of services pursuant to the agreement.

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

Pursuant to the terms of the transaction and advisory fee agreement with respect to acquisitions, each of Blackstone and an affiliate of Blackstone is entitled to a 1% transaction fee based on the transaction purchase price. Pursuant to such agreement the Company paid $10.0 million to Blackstone and its affiliate in the aggregate in connection with acquisitions during Fiscal 2012.

Other Related-Party Transactions

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

Other Related Party Transactions

The Company has a three year participation agreement with Core Trust Purchasing Group (“CPG”), which designates CPG as a supplier of an outsource service for indirect materials. The Company does not pay any fees to participate in this group arrangement, and can terminate participation at any time prior to the expiration of the agreement without penalty. The vendors separately pay fees to CPG for access to CPG’s consortium of customers. Blackstone entered into an agreement with CPG whereby Blackstone receives a portion of the gross fees vendors pay to CPG based on the volume of purchases made between the Company and other participants. Purchases from CPG were approximately $7.1 million and $6.2 million for the fiscal years ended June 30, 2012 and 2011, respectively.

The Company participates in an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. In consideration for these services, the Company pays Equity Healthcare a fee of $2.00 per participating employee per month. As of June 30, 2012, we had approximately 2,100 employees enrolled in our health benefit plans in the United States. Equity Healthcare is an affiliate of Blackstone.

In addition, the Company does business with a number of other companies affiliated with Blackstone; we believe that all such arrangements have been entered into in the ordinary course of our business and have been conducted on an arm’s length basis.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by Ernst & Young for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2012 and June 30, 2011, and fees billed for other services rendered by Ernst & Young during those periods.

	2012	2011
(in thousands)
Audit Fees	$3,437	$3,317
Audit-Related Fees	2	2
Tax Fees	916	552
All Other Fees	—	—

Total	$4,355	$3,871

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

Exhibit No.	Description

2.1	Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.01 to Cardinal Health’s Inc.’s Current Report on Form 8-K/A filed on April 16, 2007, File No. 1-11373)

2.2	Amendment No. 1, dated March 9, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.02 to Cardinal Health’s Inc.’s Current Report on Form 8-K/A filed on April 16, 2007, File No. 1-11373)

2.3	Amendment No. 2, dated April 10, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.03 to Cardinal Health’s Inc.’s Current Report on Form 8-K/A filed on April 16, 2007, File No. 1-11373)

2.4	Amendment No. 3, dated June 22, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.1.4 to Cardinal Health’s Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)

2.5	Stock Purchase Agreement date August 19, 2011, by and between Catalent Pharma Solutions, Inc. and Aptuit LLC (incorporate by reference to Exhibit 2.5 to Catalent Pharma Solutions Inc.’s Annual Report on Form 10-K filed on September 16, 2011 File No. 333-147871)

2.6	Amendment Agreement, dated as of January 22, 2012, between Aptuit, LLC and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2012, File No. 333-147871)

2.7	Letter Agreement, dated February 17, 2012 between Aptuit LLC and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 2.2 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2012, File No. 333-147871)

3.1	Amended and Restated Certificate of Incorporation of Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

3.2	Amended and Restated By-laws of Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.1	Senior Indenture dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc. and the Bank of New York (incorporated by reference to Exhibit 4.1 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.2	Senior Subordinated Indenture dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc. and the Bank of New York (incorporated by reference to Exhibit 4.2 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.3	Registration Rights Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Banc of America Securities LLC, Banc of America Securities Limited, Deutsche Bank Securities Inc., Deutsche Bank AG, London Branch, GE Capital Markets, Inc. and GE Corporate

Exhibit No.	Description

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

†10.1	Offer Letter, dated February 29, 2008, between Matthew Walsh and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2008, File No. 333-147871)

†10.2	Severance Agreement, dated February 29, 2008, between Matthew Walsh and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2008, File No. 333-147871)

†10.3	Form of Severance Agreement between named executive officers and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.3 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed on September 17, 2010, File No. 333-147871)

†10.4	Offer Letter, dated August 25, 2009, between William Downie and Catalent Pharma Solutions, Inc.*

†10.5	Offer Letter, dated August 27, 2007, between Samrat S. Khichi and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.8 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 28, 2009, File No. 333-147871)

†10.6	Letter Agreement, dated November 18, 2010, between Catalent Pharma Solutions, Inc. and William Downie*

†10.7	Management Equity Subscription Agreement dated September 8, 2010 by and between PTS Holdings Corp. and Melvin D. Booth (incorporated by reference to Exhibit 10.7 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed on September 17, 2010, File No. 333-147871)

†10.8	Management Equity Subscription Agreement dated September 8, 2010 by and between PTS Holdings Corp. and Arthur J. Higgins (incorporated by reference to Exhibit 10.8 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed on September 17, 2010, File No. 333-147871)

10.9	Transaction and Advisory Fee Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Blackstone Management Partners V L.L.C., Genstar Capital L.L.C. and Aisling Capital, LLC (incorporated by reference to Exhibit 10.10 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.10	Securityholders Agreement, dated as of May 7, 2007, among PTS Holdings Corp., Blackstone Healthcare Partners LLC, BHP PTS Holdings LLC and the other parties thereto (incorporated by reference to Exhibit 10.11 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

†10.11	Form of Unit Subscription Agreement (incorporated by reference to Exhibit 10.12 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.12	Form of Management Equity Subscription Agreement (incorporated by reference to Exhibit 10.13 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.13	Form of Nonqualified Stock Option Agreement (executives) (incorporated by reference to Exhibit 10.14 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.14	Form of Nonqualified Stock Option Agreement (non-employee directors) (incorporated by reference to Exhibit 10.15 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed

Exhibit No.	Description

on March 3, 2008, File No. 333-147871)

†10.15	2007 PTS Holdings Corp. Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

†10.16	Amendment No. 1 to the 2007 PTS Holdings Corp. Stock Incentive Plan, dated September 8, 2010 (incorporated by reference to Exhibit 10.16 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed on September 17, 2010, File No. 333-147871)

†10.17	Form of Nonqualified Stock Option Agreement (executives) approved October 23, 2009 (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

†10.18	Form of Nonqualified Stock Option Agreement (Paul Clark) approved September 8, 2010 (incorporated by reference to Exhibit 10.18 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed on September 17, 2010, File No. 333-147871)

†10.19	Form of Nonqualified Stock Option Agreement Amendment (executives) approved October 23, 2009 (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

†10.20	Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed on September 28, 2009, File No. 333-147871)

†10.21	First Amendment to the Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 17, 2009, File No. 333-147871)

†10.22	Second Amendment to the Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed on September 28, 2009, File No. 333-147871)

10.23	Credit Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other Lenders as parties thereto (incorporated by reference to Exhibit 10.19 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.24	Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc., (incorporated by reference to Exhibit 10.20 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.25	Security Agreement Supplement, dated as of July 1, 2008, to the Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding Inc. (incorporated by reference to Exhibit 10.26 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

10.26	Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.27	Intellectual Property Security Agreement Supplement, dated as of July 1, 2008, to the Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.28 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

10.28	Guaranty, dated as of April 10, 2007, among PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.22 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.29	Guaranty Supplement, dated as of July 1, 2008, to the Guaranty, dated as of April 10, 2007, among PTS

Exhibit No.	Description

Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.30 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

10.30	Employment Agreement, dated February 23, 2009 by and among PTS Holdings Corp., Catalent Pharma Solutions, Inc. and John R. Chiminski (including Form of Restricted Stock Unit Agreement and Form of Management Equity Subscription Agreement) (incorporated by reference to Exhibit 99.2 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on March 5, 2009, File No. 333-147871)

†10.31	Letter Agreement, dated October 30, 2009, by and among PTS Holdings Corp., Catalent Pharma Solutions, Inc. and John R. Chiminski (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

†10.32	Letter Agreement, entered into on June 30, 2010, by and among PTS Holdings Corp., Catalent Pharma Solutions, Inc. and John R. Chiminski (including Form of Restricted Stock Unit Agreement) (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on July 7, 2010, File No. 333-147871)

†10.33	Form of Nonqualified Stock Option Agreement (John R. Chiminski) approved October 23, 2009 (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

†10.34	Form of Restricted Stock Unit Agreement (John R. Chiminski) approved October 23, 2009 (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

10.35	Amendment No. 1, dated as of June 1, 2011, relating to the Credit Agreement, dated as of April 10, 2007, among the Company, PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent and swing line lender and other lenders as parties thereto, (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on June 7, 2011, File No. 333-147871)

10.36	Amendment No. 2, dated as of February 17, 2012, relating to the Credit Agreement, dated as of April 10, 2007, as amended, among Catalent, PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on February 24, 2012, File No. 333-147871)

10.37	Amendment No. 3, dated as of February 27, 2012, relating to the Credit Agreement, dated as of April 10, 2007, as amended, among the Company, PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on March 2, 2012, File No. 333-147871)

10.38	Extension Amendment, dated as of March 1, 2012, relating to the Credit Agreement, dated as of April 10, 2007, as amended, among the Company, PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.2 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on March 2, 2012, File No. 333-147871)

10.39	Amendment No. 4, dated as of April 27, 2012, relating to the Credit Agreement, dated as of April 10, 2007, as amended, among the Company, PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on May 3, 2012, File No. 333-147871)

†10.40	Form of Nonqualified Stock Option Agreement (Scott Houlton)*

†10.41	Letter Agreement, entered into on December 12, 2011, by and among PTS Holdings Corp., Catalent Pharma Solutions, Inc. and John R. Chiminski (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 10, 2012, File No. 333-147871)

Exhibit No.	Description

†10.42	Employment Agreement, dated as of October 11, 2011, and effective as of September 26, 2011, by and between Catalent Pharma Solutions, Inc. and Matthew Walsh (including Form of Restricted Stock Unit Agreement and Form of Nonqualified Stock Option Agreement)*

†10.43	Amended and Restated Management Equity Subscription Agreement dated as of October 11, 2011 by and between PTS Holdings Corp. and Matthew Walsh*

†10.44	Offer letter, dated July 29, 2009, between Scott Houlton and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.6 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 17, 2010, File No. 333-147871)

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges*

21.1	List of Subsidiaries*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.1	The following financial information from Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2012 formatted in XBRL: (i) Consolidated Statement of Income for the years ended June 30, 2012, 2011 and 2010; (ii) Consolidated Balance Sheet at June 30, 2012 and 2011:(iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended June 30, 2012, 2011 and 2010; (iv) Consolidated Statement of Cash Flows for the years ended June 30, 2012, 2011 and 2010; and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 4, 2012.

CATALENT PHARMA SOLUTIONS, INC.

By:	/S/ SAMRAT S. KHICHI
Name:	Samrat S. Khichi
Title:	Senior Vice President, Chief Administrative Officer General Counsel and Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ JOHN R. CHIMINSKI John R. Chiminski	President, Chief Executive Officer and Director	September 4, 2012

/S/ MATTHEW M. WALSH Matthew M. Walsh	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 4, 2012

/S/ CHINH E. CHU Chinh E. Chu	Director	September 4, 2012

/S/ MICHAEL DAL BELLO Michael Dal Bello	Director	September 4, 2012

/S/ BRUCE MCEVOY Bruce McEvoy	Director	September 4, 2012

/S/ JAMES QUELLA James Quella	Director	September 4, 2012

/S/ ARTHUR HIGGINS Arthur Higgins	Director	September 4, 2012

/S/ MELVIN BOOTH Melvin Booth	Director	September 4, 2012

/S/ PAUL CLARK Paul Clark	Director	September 4, 2012