Form 10-Q
period 2012-09-30
Catalent Pharma Solutions, Inc.
filed 2012-11-13
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 1, 2012, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

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

These statements are based on assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. Any forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements. We disclaim any duty to update any forward-looking statements. Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in the Catalent Pharma Solution Inc.’s (“Catalent” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and the following:

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

•	subject to environmental, health and safety and labor and employment laws and regulations, which could increase our costs and restrict our operations in the future;

•	certain liabilities in connection with our pension plans;

•	current uncertainty in global economic conditions; and

•	conflicts of interest with our controlling investors.

We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions)

Unaudited

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Net revenue	$412.0	$381.6
Cost of products sold	294.5	263.9

Gross margin	117.5	117.7
Selling, general and administrative expenses	81.8	75.1
Impairment charges and (gain)/loss on sale of assets	(0.2)	(0.4)
Restructuring and other	3.5	0.8
Property and casualty (gain)/losses, net	—	(0.5)

Operating earnings/(loss)	32.4	42.7
Interest expense, net	53.9	42.1
Other (income)/expense, net	—	3.9

Earnings/(loss) from continuing operations before income taxes	(21.5)	(3.3)
Income tax expense/(benefit)	(2.0)	3.5

Earnings/(loss) from continuing operations	(19.5)	(6.8)
Earnings/(loss) from discontinued operations, net of tax	(0.2)	1.6

Net earnings/(loss)	(19.7)	(5.2)
Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	(0.5)

Net earnings/(loss) attributable to Catalent	$(19.7)	$(4.7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income / (Loss)

(in millions)

Unaudited

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
(in millions)
Net earnings/(loss)	$(19.7)	$(5.2)
Other comprehensive income/(loss) before tax
Foreign currency translation adjustments	27.4	(10.2)
Defined benefit pension plan, net	—	—
Deferred compensation/(benefit)	0.3	(0.7)
Earnings/(loss) on derivatives for the period	6.5	0.6

Other comprehensive income/(loss) before tax	34.2	(10.3)
Income tax expense/(benefit) related to components of other comprehensive income	—	—

Other Comprehensive income/(loss), net of tax	34.2	(10.3)
Comprehensive earnings/(loss)	14.5	(15.5)
Comprehensive income/(loss) attributable to noncontrolling interest	—	(0.5)
Comprehensive earnings/(loss) attributable to Catalent	$14.5	$(15.0)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except shares)

Unaudited

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$420.7	$139.0
Trade receivables, net	313.9	338.3
Inventories	144.0	118.7
Prepaid expenses and other	108.8	108.7

Total current assets	987.4	704.7
Property plant and equipment, net	823.3	809.7
Other assets:
Goodwill	1,056.9	1,029.9
Other intangibles, net	419.5	417.7
Deferred income taxes	137.0	135.2
Other	42.4	41.8

Total assets	$3,466.5	$3,139.0

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$346.2	$43.2
Accounts payable	137.0	134.2
Other accrued liabilities	250.9	261.9

Total current liabilities	734.1	439.3
Long-term obligations, less current portion	2,658.1	2,640.3
Pension liability	142.8	140.3
Deferred income taxes	216.8	219.9
Other liabilities	49.7	49.9
Commitment and contingencies (see Note 12)
Shareholder’s deficit:
Common stock $0.01 par value; 1,000 shared authorized, 100 shares issued
Additional paid in capital	1,025.1	1,023.9
Accumulated deficit	(1,401.8)	(1,382.1)
Accumulated other comprehensive income/(loss)	41.7	7.5

Total Catalent shareholder’s deficit	(335.0)	(350.7)
Total shareholder’s deficit	(335.0)	(350.7)

Total liabilities and shareholder’s deficit	$3,466.5	$3,139.0

The accompanying notes are an integral part of these unaudited consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholder’s Equity

(in millions)

Unaudited

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Shareholder’s (Deficit)/ Equity
Balance at June 30, 2012	$—	$1,023.9	$(1,382.1)	$7.5	$(350.7)
Equity contribution		0.2			0.2
Equity compensation		1.0			1.0
Net income (loss)			(19.7)		(19.7)
Other Comprehensive income (loss)				34.2	34.2

Balance at September 30, 2012	$—	$1,025.1	$(1,401.8)	$41.7	$(335.0)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

Unaudited

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	(19.7)	(5.2)
Net earnings/(loss) from discontinued operations	(0.2)	1.6

(Loss)/earnings from continuing operations	(19.5)	(6.8)
Adjustments to reconcile (loss)/earnings from continued operations to
Net cash from operations:
Depreciation and amortization	37.3	28.6
Unrealized foreign currency transaction (gains)/losses, net	0.2	5.4
Amortization of debt financing costs	3.4	3.2
Asset impairments and (gain)/loss on sale of assets	(0.2)	(0.9)
Equity compensation	1.0	0.9
Provision (benefit) for deferred income taxes	(6.6)	(0.8)
Provision for bad debts and inventory	3.6	0.8
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	29.5	16.3
Decrease/(increase) in inventories	(24.8)	(14.5)
Increase/(decrease) in accounts payable	0.1	(1.2)
Other accrued liabilities and operating items, net	(11.9)	(11.2)

Net cash provided by /(used in) operating activities from continuing operations	12.1	19.8
Net cash provided by/(used in) operating activities from discontinued operations	—	2.0

Net cash provided by/(used in) operating activities	12.1	21.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(24.6)	(22.8)
Proceeds from sale of property and equipment	—	0.7

Net cash provided by/(used in) investing activities from continuing operations	(24.6)	(22.1)
Net cash provided by/(used in) investing activities from discontinued operations	—	(2.0)

Net cash provided by/(used in) investing activities	(24.6)	(24.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(1.5)	(2.9)
Proceeds from Borrowing, net	342.6	—
Repayments of long-term obligations	(51.3)	(6.3)
Equity contribution (redemption)	0.2	0.7

Net cash (used in)/ provided by financing activities from continuing operations	290.0	(8.5)
Net cash (used in)/provided by financing activities from discontinued operations	—	—

Net cash (used in)/provided by financing activities	290.0	(8.5)
Effect of foreign currency on cash	4.2	(7.0)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	281.7	(17.8)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	139.0	205.1
CASH AND EQUIVALENTS AT END OF PERIOD	420.7	187.3
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$30.3	$17.6
Taxes paid	$6.7	$6.6

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. The consolidated balance sheet at June 30, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2012 filed with the Securities and Exchange Commission.

Reclassifications

We made certain reclassifications to conform the prior periods’ consolidated financial statements and notes to the current period presentation including classification of the U.S. based commercial packaging operations financial results within discontinued operations. The U.S. based commercial packaging operations were previously classified in the Packaging Services segment, which, concurrent with the sale, ceased being reported as a reportable segment. In addition, the historical financial results of the non U.S. commercial packaging services operation, formerly generated from the U.K. based packaging facility, which was destroyed by a fire, have been reclassified to the Oral Technologies segment.

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

Translation and Transaction of Foreign Currencies

The financial statements of the Company’s operations outside the U.S. are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income utilizing period-end exchange rates. In addition, the currency fluctuation associated with the portion of the Company’s Euro-denominated debt designated as a net investment hedge is included as a component of other comprehensive income. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other expense, net”. Such foreign currency transaction gains and losses include inter-company loans that are not permanently reinvested.

Revenue Recognition

In accordance with Accounting Standard Codification (ASC) 605 Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances.

Manufacturing and packaging revenue is recognized upon delivery of the product in accordance with the terms of the contract, which specify when transfer of title and risk of loss occurs. Some of the Company’s manufacturing contracts with its customers have annual minimum purchase requirements. At the end of the contract year, revenue is recognized for the unfilled purchase obligation in accordance with the contract terms.

Non-product revenue includes service related fees, royalty and license fees, annual exclusivity fees, option fees to extend exclusivity agreements and milestone payments for attaining certain regulatory approvals and are recognized at fair value. Exclusivity payments are paid by customers in return for the Company’s commitment to manufacture certain products for those customers only. The revenue related to these agreements is recognized over the term of the exclusivity agreement or the term of the option agreement unless a particular milestone is designated, in which case revenue is recognized when service obligations or performance have been completed. Service revenue is primarily driven by our Development and Clinical Services business revenue of $108.7 million and $44.8 million for the three months ended September 30, 2012 and 2011, respectively. Cost of services associated with this revenue was $77.8 million and $29.4 million for the three months ended September 30, 2012 and 2011, respectively. The remaining segments recorded an ancillary amount of service revenue for all periods presented.

The Company accounts for arrangements containing multiple revenue generating activities if the deliverable meets the criteria of a separate unit of accounting. The arrangement revenue is allocated to each element based upon its relative fair value. Generally, in cases where we have multiple contracts with the same customer we treat such contracts as separate arrangements.

Goodwill

The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with Codification Statement ASC 350 Intangibles—Goodwill and Other (ASC 350). Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. In September 2011, the FASB issued guidance that simplified how entities test for goodwill impairment. This guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. We early adopted this guidance for our annual goodwill impairment test that was conducted as of April 1, 2012. The Company has elected to perform its annual impairment analysis during its fourth fiscal quarter each year.

Property and Equipment and Other Definite Lived Intangible Assets

Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 20 years; and furniture and fixtures—3 to 10 years. Depreciation expense was $26.8 million and $21.2 million for the three months ended September 30, 2012 and September 30, 2011, respectively. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.

Intangible assets with finite lives, primarily including customer relationships and patents and trademarks continue to be amortized over their useful lives. The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to Codification Standard ASC 360 Property, Plant and Equipment (ASC 360). This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Consolidated Statements of Operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arms length transactions.

Research and Development Costs

The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within Selling, General & Administrative Expenses. Such research and development costs included in Selling, General & Administrative expenses amounted to $2.7 million and $4.7 million, for three months ended September 30, 2012 and September 30, 2011, respectively. Costs incurred in connection with research and development services we provide to customers and services performed in support of the commercial manufacturing process for customers are recorded within Cost of Sales. Such research and development costs included in cost of sales amounted to $8.4 million and $8.2 million, for three months ended September 30, 2012 and September 30, 2011, respectively.

Recent Financial Accounting Standards

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The revised standard reduces cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. The Company would first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity would not be required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. The effective date is for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Catalent is evaluating the impact of this standard and does not expect a material impact on its consolidated results of operations or financial position.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires an entity to present items of net income, other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also initially required companies to display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income on the face of the financial statements; however in December 2011, the FASB issued ASU 2011-12 which deferred this requirement. The amendments in the ASUs do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. During the first quarter of fiscal 2013, the Company adopted ASU 2011-05 and ASU 2011-12 and has elected to present the items of and total other comprehensive income in a separate statement following the Statement of Operations.

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

As of September 30, 2012 the allocation of purchase price was comprised of:

($ in millions)
Accounts receivable, net	28.2
Plant, property and equipment, net	80.6
Unbilled services	11.8
Other assets	0.4
Goodwill	170.1
Intangibles	177.6
Accounts payable	(10.8)
Accrued liabilities	(7.0)
Deferred tax liability	(39.0)
Other liabilities	(1.6)
Unearned revenue	(9.5)

Total purchase price	400.8

The goodwill recorded to the Clinical Services reporting unit of the Development and Clinical Services segment as of September 30, 2012 was $170.1 million.

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

Financial Results of the Acquired Business

The revenue and net income/(loss) of the CTS Business for the three months ended September 30, 2012 included in the Company’s consolidated financial results were $49.7 million and $5.4 million, respectively.

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

The unaudited pro forma financial information for the three months ended September 30, 2011 combine the financial results of Catalent and the estimated historical results of the CTS Business pre-acquisition adjusted to reflect the pro forma accounting adjustments described above.

The unaudited pro forma financial information and the effects of the pro forma adjustments listed above were as follows:

(in millions)	Catalent Pharma Solutions Inc. Three Months Ended September 30, 2011	CTS Three months ended September 30, 2011	Proforma Adjustments	Catalent Pharma Solutions Inc. Proforma Combined Three Months Ended September 30, 2011
		(Unaudited)	(Unaudited)
Net revenue	$381.6	$53.4	$—	$435.0
Cost of products sold	263.9	20.7	—	284.6

Gross Margin	117.7	32.7	—	150.4
Selling, general and administrative expenses	75.1	31.0	4.3	110.4
Impairment charges and (gain)/loss on sale of assets	(0.4)	—	—	(0.4)
Restructuring and other	0.8	0.3	—	1.1
Property and casualty (gain)/losses, net	(0.5)	—	—	(0.5)

Operating earnings/(loss)	42.7	1.4	(4.3)	39.8
Interest expense, net	42.1	5.1	0.2	47.4
Other (income)/expense, net	3.9	0.4	—	4.3

Earnings/(loss) from continuing operations before income taxes	(3.3)	(4.1)	(4.5)	(11.9)
Income tax expense/(benefit)	3.5	1.6	(1.6)	3.5

Earnings/(loss) from continuing operations	(6.8)	(5.7)	(2.9)	(15.4)
Earnings/(loss) from discontinued operations, net of tax	1.6	—	—	1.6

Net earnings/(loss)	(5.2)	(5.7)	(2.9)	(13.8)
Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.5)	—	—	(0.5)

Net earnings/(loss) attributable to Catalent	$(4.7)	$(5.7)	$(2.9)	$(13.3)

3.	GOODWILL

The following table summarizes the changes between June 30, 2012 and September 30, 2012 in the carrying amount of goodwill in total and by reporting segment:

(in millions)	Oral Technologies	Medication Delivery Solutions	Development & Clinical Services	Total
Balance at June 30, 2012 (1)	839.8	—	190.1	1,029.9
Additions/(impairment)	—	—	0.7	0.7
Foreign currency translation adjustments	19.3	—	7.0	26.3
Balance at September 30, 2012	$859.1	$—	$197.8	$1,056.9

(1)	The opening balance is reflective of historical impairment charges related to the Medication Delivery Solutions segment of approximately $158.0 million.

No goodwill impairment charges were required during the current or comparable prior year period. When required, impairment charges are recorded within the Consolidated Statement of Operations as Impairment charges and (gain)/loss on sale of assets.

4.	DEFINITE LIVED LONG-LIVED ASSETS

The Company’s definite lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives.

The details of other intangible assets subject to amortization as of September 30, 2012 and June 30, 2012, are as follows:

(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2012
Amortized intangibles:
Core technology	$148.6	(40.4)	$108.2
Customer relationships	222.6	(37.7)	184.9
Product relationships	233.3	(106.9)	126.4

Total intangible assets	$604.5	$(185.0)	$419.5

(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2012
Amortized intangibles:
Core technology	$145.0	(37.5)	$107.5
Customer relationships	215.6	(33.4)	$182.2
Product relationships	227.6	(99.6)	$128.0

Total intangible assets	$588.2	(170.5)	$417.7

Amortization expense for the three months ended September 30, 2012 and 2011 was $10.5 million and $7.4 million, respectively.

Amortization expense in future periods is estimated to be:

(in millions)	Remainder Fiscal 2013	2014	2015	2016	2017
Amortization expense	$32.1	$42.5	$42.1	$42.1	$41.4

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in Euros. At September 30, 2012, the Company had Euro denominated debt outstanding of $604.1 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in Accumulated Other Comprehensive Income/(Loss) as part of the cumulative translation adjustment. For the three months ended September 30, 2012, the Company recorded $16.1 million as a loss within cumulative translation adjustment. The net accumulated gain of this net investment as of September 30, 2012 included within Other Comprehensive Income/(Loss) was approximately $67.8 million. For the three months ended September 30, 2012, the Company recognized an unrealized foreign exchange loss of $6.3 million in the consolidated statement of operations related to a portion of its Euro-denominated debt not designated as a net investment hedge. No such gain or loss was recognized for the three months ended September 30, 2011 as the Company’s entire Euro-denominated debt was designated as an effective net investment hedge.

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

As of September 30, 2012, the terminal value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $16.8 million. As of September 30, 2012, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $4.5 million, in the form of letters of credit. If the Company had breached any of these provisions at September 30, 2012, it could have been required to settle its obligations under the agreements at their termination value of $16.8 million.

Counterparty Credit Risk Management

The Company’s derivative financial statements present certain market and counterparty risks; however, concentration of counterparty credit risk is mitigated as the Company deals with a variety of major banks worldwide. The Company would not be materially impacted if any of the counterparties to its derivative financial instruments outstanding at September 30, 2012 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other security to support derivative instruments subject to credit risk by its counterparties.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the fiscal year ended September 30, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

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

As of September 30, 2012, the Company had three outstanding interest rate derivatives, three of which were effective for financial accounting as of September 30, 2012. Two instruments had a combined notional value of $760.0 million and one had a notional value of €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $15.2 million will be reclassified from other comprehensive income as an increase to interest expense.

Non-designated Hedges of Interest Rate Risk

Derivatives not designated as hedges for financial accounting purposes are not speculative and are used to manage the Company’s economic exposure to interest rate movements but, as of September 30, 2012, do not meet the hedge accounting requirements for financial reporting purposes of ASC 815 Derivatives and Hedging. Changes in the fair value of derivatives not designated as a hedge for financial accounting purposes are recorded directly into earnings as other expense, net. As of September 30, 2012, the Company had a ¥525 million notional value outstanding derivative maturing on May 15, 2013 that was not designated for financial accounting purposes as a hedge in a qualifying hedging relationship.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of September 30, 2012 and June 30, 2012.

(in millions)	Fair Values of Financial Derivatives Instruments on the Consolidated Balance Sheets
	Liability Derivatives As of September 30, 2012		Liability Derivatives As of June 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other accrued liabilities and other liabilities	$16.7	Other accrued liabilities and other liabilities	$23.1

Total derivatives designated as hedging instruments under ASC 815:		16.7		23.1
Derivatives not designated as hedging instruments under ASC 815:
Interest Rate Swaps	Other accrued liabilities and other liabilities	0.2	Other accrued liabilities and other liabilities	0.2

Total derivatives not designated as hedging instruments under ASC 815:		$0.2		$0.2

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Operations for the three months ended September 30, 2012 and September 30, 2011.

(in millions)	Effect of Derivative Instruments on the Consolidated Statement of Operations
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in AOCI on Derivative Effective Portion) for the Three Months ended September 30,		Location of (Gain) or Loss Reclassified from AOCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCI into Income Effective Portion) for the Three Months ended September 30,		Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effective Testing) for the Three Months ended September 30,
	2012	2011		2012	2011		2012	2011
Three Months Ended:
Interest Rate Swap	$1.0	$5.8	Interest expense, net	$7.2	$6.4	Other (income)/expense, net	0.3	—

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of (Gain) or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative for the Three Months Ended September 30,
		2012	2011
Three Months Ended:
Interest Rate Swap	Other (income)/expense, net	$—	$0.3

6.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

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

Fair value under ASC 820 is principally applied to financial assets and liabilities which, for Catalent, include both investments in money market funds and derivative instruments—interest rate swaps. The Company is not required to apply all the provisions of ASC 820 in financial statements to the nonfinancial assets and nonfinancial liabilities. There were no changes from the previously reported classification of financial assets and liabilities. The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements using:
(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash Equivalents- Money Market Funds	$13.5	$13.5	$—	$—
Liabilities
Interest rate swaps	$16.9	$—	$16.9	$—

The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012, aggregated by the level in the fair value hierarchy in which those measurements fall:

(in millions)		Fair Value Measurements using:
	Total	Level 1	Level 2	Level 3
Assets
Cash Equivalents- Money Market Funds	$5.9	$5.9	$—	$—
Liabilities
Interest rate swaps	$23.3	$—	$23.3	$—

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

The carrying amounts and the estimated fair values of financial instruments as of September 30, 2012 and June 30, 2012, are as follows:

	September 30, 2012		June 30, 2012
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$3,004.3	$3,053.6	$2,683.5	$2,644.6
LIBOR interest rate swap	11.8	11.8	16.7	16.7
EURIBOR interest rate swap	4.9	4.9	6.4	6.4
TIBOR interest rate swap	0.2	0.2	0.2	0.2

The estimated fair values are based on quoted market prices for the same or similar instruments and/or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

7.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following at September 30, 2012 and June 30, 2012:

(in millions)	Maturity	September 30, 2012	June 30, 2012
Senior Secured Credit Facilities
Term loan facility Dollar-denominated	September 2016	797.1	798.9
Term loan facility Dollar-denominated	September 2017	590.3	591.2
Term loan facility Euro-denominated	April 2014	58.3	56.3
Term loan facility Euro-denominated	September 2016	266.8	257.7
9 1/2% Senior Toggle Notes	April 2015	573.3	619.1
9 3/4% Senior Subordinated Euro-denominated Notes	April 2017	279.0	268.7
7 7/8% Senior Notes	October 2018	348.1	—
Other Obligations	2012 to 2032	91.4	91.6

Total		3,004.3	2,683.5
Less: current portion and other short-term borrowings		346.2	43.2

Long-term obligations, less current portion short-term borrowings		$2,658.1	$2,640.3

As noted within Footnote 5 to these financial statements, the Company also uses interest rate swaps to manage the economic effect of variable interest obligations associated with floating term loans so that the interest payable effectively becomes fixed at a certain rate, thereby reducing the impact on rate changes on interest expense.

Senior Secured Credit Facilities

On April 10, 2007, we entered into a $1.8 billion senior secured credit facility (the “Credit Agreement”) consisting of: (i) an approximately $1.4 billion term loan facility consisting of Dollar Term-1 Loans (the “Dollar Term-1 Loans”) and Euro Term Loans (the “Euro Term Loans”) and (ii) a $350 million revolving credit facility.

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

On June 1, 2011, the Company and certain lenders amended the Credit Agreement in order to extend the maturity for certain Revolving Credit Loans and Revolving Credit Commitments. In particular, the Company converted $200.3 million of Revolving

Credit Commitments and Revolving Credit Loans into new Revolving Tranche-2 Commitments and Revolving Tranche -2 Loans. The amendment set the applicable margin for the Revolving Tranche -2 Loans to a percentage per annum equal to (i) in the case of euro currency rate loans, 3.75%, and (ii) in the case of base rate loans, 2.75%, which may be reduced subject to our attaining certain leverage ratios. In addition, the Company extended the final maturity date of the converted facility to the ninth anniversary or April 10, 2016, subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the Senior Toggle Notes (defined below), the Senior Subordinated Notes (defined below), the 7.875% Notes (defined below) and certain other unsecured debt which would cause the final maturity date to be an earlier date.

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

On February 24, 2012, the Company entered into Amendment No. 3 to the Credit Agreement to convert $796.8 million of Dollar Term-1 Loans into new Extended Dollar Term-1 Loans (the “Extended Dollar Term-1 Loans”) and €207.7 million of Euro Term Loans into new Extended Euro Term Loans (the “Extended Euro Term Loans”) with the consent solely of those lenders that agreed to convert their Dollar Term-1 Loans and/or Euro Term Loans, respectively. The Extended Dollar Term-1 Loans and the Extended Euro Term Loans have substantially similar terms as the Dollar Term-1 Loans and Euro Term Loans. The amendment set the applicable margin for the Extended Dollar Term-1 Loans and Extended Euro Term Loans to a percentage per annum equal to (i) in the case of euro currency rate loans, 4.00% and (ii) in the case of base rate loans, 3.00%. The final maturity date of the Extended Dollar Term-1 Loans and Extended Euro Term Loans was extended to the earlier of (i) September 15, 2016 and (ii) the 91 day prior to the maturity of the Company’s Senior Toggle Notes or any permitted refinancing thereof; provided such Senior Toggle Notes have an outstanding aggregate principal amount in excess of $100.0 million. On March 1, 2012, the Company entered into the Extension Amendment to the Credit Agreement in order to extend the maturity of an additional $11.0 million of Dollar Term-1 Loans into new Extended Dollar Term-1 Loans. In addition, the borrowing capacity of the $350.0 revolving credit facility was reduced to $200.3 million in order to maintain a cost effective debt structure which is appropriate for our financing needs.

On April 27, 2012, the Company entered into Amendment No. 4 to the Credit Agreement in order to permit the Company to borrow an aggregate principal amount of up to $205.0 million of Refinancing Dollar Term-2 Loans (the “Refinancing Dollar Term-2 Loans”) with the consent of only the lenders agreeing to provide such Refinancing Dollar Term-2 Loans. The proceeds from the Refinancing Dollar Term-2 Loans were used to prepay in full all outstanding non-extended Dollar Term-1 Loans under the Credit Agreement. The Refinancing Dollar Term-2 Loans have identical terms with, and the same rights and obligations under the Credit Agreement as, the outstanding Dollar Term-2 Loans.

As of September 30, 2012, there were $16.3 million in outstanding letters of credit which reduced the borrowing capacity under the $200.3 million revolving line of credit.

Senior Notes

On April 10, 2007, we issued $565.0 million of 9.5%/10.25 % senior PIK-election fixed rate notes due 2015 (“Senior Toggle Notes”). The Senior Toggle Notes are unsecured senior obligations of the Company. Interest on the Senior Toggle Notes is payable semi-annually in arrears on each April 15 and October 15, which commenced on October 15, 2007. We may redeem these notes at par plus specified declining premiums set forth in the indenture plus any accrued and unpaid interest to the date of redemption.

In September 2012, Catalent announced the commencement of a tender offer to purchase for cash up to $350 million aggregate principal amount of its outstanding Senior Toggle Notes. On September 18, 2012, Catalent purchased $45.9 million aggregate principal amount of Senior Toggle Notes at a price of $47.1 million plus accrued and unpaid interest pursuant to the tender offer. On November 1, 2012, Catalent redeemed $304.1 million aggregate principal amount of Senior Toggle Notes for an aggregate price of $311.4 million plus accrued and unpaid interest.

On September 18, 2012, Catalent issued $350 million aggregate principal amount of 7.875% Senior Notes (the “7.875% Notes”). The 7.875% Notes will mature on October 15, 2018 and interest is payable on April 15 and October 15 of each year, commencing April 15, 2013. The 7.875% Notes were offered in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in offshore transactions in accordance with Regulation S under the Securities Act. The 7.875% Notes were issued at a price of 100.0% of their principal amount. Catalent used a portion of the net proceeds from the offering of the 7.875% Notes to finance a portion of its tender offer for the Senior Toggle Notes and partial redemption of the Senior Toggle Notes as described above. We may redeem these notes at par plus specified declining premiums set forth in the senior subordinated indenture plus any accrued and unpaid interest to the date of redemption.

Senior Subordinated Notes

On April 10, 2007, we issued €225.0 million 9  3/4% Euro-denominated ($300.3 million dollar equivalent at the exchange rate effective on the issue date) Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company (including the senior credit facilities and the Senior Toggle Notes). Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on each April 15 and October 15, which commences on October 15, 2007. We may redeem these notes at par plus specified declining premiums set forth in the senior subordinated indenture plus any accrued and unpaid interest to the date of redemption.

Debt Covenants

The senior secured credit agreement and the indentures governing the notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and the Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; and in the case of the Company’s senior credit agreement, enter into sale and leaseback transactions, amend material agreements governing the Company’s subordinated indebtedness (including the senior subordinated notes) and change the Company’s lines of business.

As of September 30, 2012, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

8.	INCOME TAXES

The Company accounts for income taxes in accordance with the provision of ASC 740 Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Germany and the United Kingdom. We are no longer subject to non-U.S. income tax examinations for years prior to 2001. Under the terms of the purchase agreement related to the Acquisition, the Company is indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of September 30, 2012, approximately $7.9 million of unrecognized tax benefits is subject to indemnification by Cardinal.

As of September 30, 2012, the Company had a total of $35.0 million of unrecognized tax benefits. Of this amount, $10.2 million represents the amount of unrecognized tax benefits, which, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2012, the Company has approximately $6.0 million of accrued interest and penalties related to uncertain tax positions. The portion of such interest and penalties subject to indemnification by Cardinal is $5.2 million.

9.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended September 30,	Three Months Ended September 30,
(in millions)	2012	2011
Components of net periodic benefit cost:
Service cost	$0.7	$0.6
Interest cost	3.0	3.4
Expected return on plan assets	(2.5)	(2.7)
Amortization (1)	0.2	—

Net amount recognized	$1.4	$1.3

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).

10.	RELATED PARTY TRANSACTIONS

Advisor Transaction and Management Fees

The Company is party to a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investors’ investment in Phoenix. The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the three months ended September 30, 2012 and 2011 this management fee was approximately $3.3 and $2.9 million, respectively as is recorded as within Selling, General and Administrative expenses in the Consolidated Statements of Operations.

Other

The Company, in conjunction with an equity method investee, entered in an arrangement with a third party for the assignment and license of certain intellectual property assets resulting in $8.2 million of revenue to the Company. Concurrent with the transaction, the Company waived a portion of a dividend declared by the equity method investee during the quarter. After accounting for the two dividend transactions, the Company recognized related net expense of $0.4 million, which was recorded as Other Expense within the Statement of Operations.

11.	EQUITY-BASED COMPENSATION

The following table summarizes the impact of the equity-based compensation expense recorded in the Company’s Statement Operations:

	Three Months Ended September 30,	Three Months Ended September 30,
(in millions)	2012	2011
Stock compensation expense in selling, general and administrative	$1.0	$0.9

STOCK OPTIONS

The activity of the equity-based compensation program for the three months ended September 30, 2012 is presented below:

	Time Based Awards Number of Shares	Performance Based Awards Number of Shares	Market Based Awards Number of Shares
Balance at June 30, 2012	38,577	11,614	23,203
Granted	—	—	—
Exercised	—	—	—
Forfeited /Cancelled	(270)	(40)	—

Balance at September 30, 2012	38,307	11,574	23,203

RESTRICTED STOCK UNITS

In addition to nonqualified stock options, as of September 30, 2012 the Company had 3,500 outstanding restricted stock units. With respect to compensation for participants, individuals may receive shares of common stock equal to the units vested upon settlement. As of September 30, 2012, there were 1,733 non-vested restricted stock units.

12.	COMMITMENTS AND CONTINGENCIES

On March 24, 2011, a manufacturing operation located in Corby, United Kingdom was damaged by a fire. All employees and contractors on site were safely evacuated with no injuries reported. The Company has recorded expenses for inventory that was damaged and additional costs associated with transition activities in the income statement line item Property and Casualty (Gains)/ Losses within continuing operations. The Company has also made appropriate provisions for cost of property damage and employee related severance costs. These amounts, net of any applicable insurance recoveries, totaled $0 and a $0.5 million gain for the three months ended September 30, 2012 and 2011, respectively.

The Company, along with several pharmaceutical companies, is named as a defendant in one hundred and twenty-six civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including making a determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

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

13.	DISCONTINUED OPERATIONS

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

Summarized Consolidated Statements of Operations data for discontinued operations are as follows:

(in millions)	Three Months Ended September 30,
	2012	2011
Net revenue	$—	$29.4
Earnings /(loss) before income taxes	(0.2)	1.6
Income tax (benefit)/expense	—	—
Earnings/ (loss) from discontinued operations, net of tax	$(0.2)	$1.6

14.	SEGMENT INFORMATION

The Company conducts its business within the following operating segments: Softgel Technologies, Modified Release Technologies, Medication Delivery Solutions and Development & Clinical Services. The Softgel Technologies and Modified Release Technologies segments are aggregated into one reportable operating segment – Oral Technologies. The Company evaluates the performance of its segments based on segment earnings before noncontrolling interest, other (income) expense, impairments, restructuring costs, interest expense, income tax (benefit)/expense, and depreciation and amortization (“Segment EBITDA”). EBITDA from continuing operations is consolidated earnings from continuing operations before interest expense, income tax (benefit)/expense, depreciation and amortization and is adjusted for the income or loss attributable to non controlling interest. The Company’s presentation of Segment EBITDA and EBITDA from continuing operations may not be comparable to similarly-titled measures used by other companies.

The following tables include net revenue and Segment EBITDA during the three months ended September 30, 2012 and September 30, 2011:

(in millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Oral Technologies
Net revenue	$259.8	$285.9
Segment EBITDA	59.1	68.6
Medication Delivery Solutions
Net revenue	44.9	55.6
Segment EBITDA	2.0	4.3
Development and Clinical Services
Net revenue	108.7	44.8
Segment EBITDA	20.9	8.5
Inter-segment revenue elimination	(1.4)	(4.7)
Unallocated Costs(1)	(12.3)	(13.5)
Combined Total
Net revenue	412.0	381.6
EBITDA from continuing operations	$69.7	$67.9

(1)

Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Impairment charges and gain/(loss) on sale of assets	$0.2	$0.4
Equity compensation	(1.0)	(0.9)
Restructuring and other special items	(4.5)	(4.8)
Property and casualty losses	—	0.5
Sponsor advisory fee	(3.3)	(2.9)
Noncontrolling interest	—	0.5
Other income (expense)(2), net	—	(3.9)
Non-allocated corporate costs, net	(3.7)	(2.4)

Total unallocated costs	$(12.3)	$(13.5)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

(in millions)	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Earnings/(loss) from continuing operations	$(19.5)	$(6.8)
Depreciation and amortization	37.3	28.6
Interest expense, net	53.9	42.1
Income tax (benefit)/expense	(2.0)	3.5
Noncontrolling interest	—	0.5

EBITDA from continuing operations	$69.7	$67.9

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial Statements:

(in millions)	September 30, 2012	June 30, 2012
Assets
Oral Technologies	$2,595.6	$2,589.6
Medication Delivery Solutions	265.8	251.7
Development and Clinical Services	674.5	671.5
Corporate and eliminations	(69.4)	(373.8)

Total assets	$3,466.5	$3,139.0

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at September 30, 2012 and June 30, 2012, is detailed in the following tables.

(in millions)	September 30, 2012	June 30, 2012
Raw materials and supplies	$83.8	$69.8
Work-in-process	28.7	25.1
Finished goods	42.9	32.3

Total inventory, gross	155.4	127.2
Inventory reserves	(11.4)	(8.5)

Total inventory, net	$144.0	$118.7

Prepaid and other assets

Prepaid and other assets consist of the following:

(in millions)	September 30, 2012	June 30, 2012
Prepaid expenses	$22.9	$24.2
Spare parts supplies	11.9	11.7
Deferred taxes	19.0	18.6
Other current assets	55.0	54.2

Total prepaid and other assets	$108.8	$108.7

Property and equipment

Property and equipment consists of the following:

(in millions)	September 30, 2012	June 30, 2012
Land, buildings and improvements	$549.0	$527.3
Machinery and equipment	603.1	586.2
Furniture and fixtures	8.8	8.5
Construction in progress	58.3	54.2

Property and equipment, at cost	1,219.2	1,176.2
Accumulated depreciation	(395.9)	(366.5)

Property and equipment, net	$823.3	$809.7

Other assets

Other assets consist of the following:

(in millions)	September 30, 2012	June 30, 2012
Deferred long term debt financing costs	$23.7	$22.6
Other	18.7	19.2

Total other assets	$42.4	$41.8

Other accrued liabilities

Other accrued liabilities consist of the following:

(in millions)	September 30, 2012	June 30, 2012
Accrued employee-related expenses	$66.0	$86.8
Restructuring accrual	8.0	9.8
Deferred income tax	1.7	1.6
Accrued interest	39.4	18.3
Interest rate swaps	16.7	23.2
Deferred revenue and fees	31.5	25.4
Accrued income tax	29.8	31.4
Other accrued liabilities and expenses	57.8	65.4

Total other accrued liabilities	$250.9	$261.9

16.	SUBSEQUENT EVENTS

As described in Note 7, in September 2012 the Company issued $350 million in new aggregate principal of 7.875% Senior Notes. As of September 30, 2012, the Company had successfully tendered and repurchased $45.9 million of the PIK-election Notes. On October 2, 2012, the Company called an additional $304.1 million in Senior PIK-election Notes, which the company redeemed in full, plus accrued interest and fees, on November 1, 2012. The $304.1 million in PIK-election notes called and redeemed subsequent to the balance sheet date were classified as current liabilities as of September 30, 2012.

In the preparation of its consolidated financial statements, the Company completed an evaluation of the impact of any subsequent events and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

17.	GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

All obligations under the senior secured credit agreement, the Senior Toggle Notes, the € 225 million 9 3/4% Euro-denominated Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”) and the 7.875% Notes are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.

The following condensed financial information presents the Company’s Consolidating Balance Sheet as of September 30, 2012 and June 30, 2012, the Consolidating Statements of Operations for the three months ended September 30, 2012 and September 30, 2011 and Cash Flows for the three months ended September 30, 2012 and September 30, 2011 detailing: (a) Catalent Pharma Solutions, Inc. (“Issuer” and/or “Parent”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended September 30, 2012

(in millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$149.6	$269.5	$(7.1)	$412.0
Cost of products sold	—	100.3	201.3	(7.1)	294.5

Gross Margin	—	49.3	68.2	—	117.5
Selling, general and administrative expenses	1.0	55.0	25.8	—	81.8
Impairment charges and (gain)/loss on sale of assets	—	(0.2)	—	—	(0.2)
Restructuring and other	—	1.1	2.4	—	3.5
Property and casualty (gain)/losses, net	—	—	—	—	—

Operating earnings/(loss)	(1.0)	(6.6)	40.0	—	32.4
Interest expense, net	68.1	0.3	(14.5)	—	53.9
Other (income)/expense, net	(50.1)	(18.2)	20.4	47.9	—

Earnings/(loss) from continuing operations before income taxes	(19.0)	11.3	34.1	(47.9)	(21.5)
Income tax (benefit)/expense	0.7	1.8	(4.5)	—	(2.0)

Earnings/(loss) from continuing operations	(19.7)	9.5	38.6	(47.9)	(19.5)
Earnings/(loss) from discontinued operations, net of tax	—	(0.2)	—	—	(0.2)

Net earnings/(loss)	(19.7)	9.3	38.6	(47.9)	(19.7)
Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	—	—	—	—

Net earnings/(loss) attributable to Catalent	(19.7)	9.3	38.6	(47.9)	(19.7)

Other Comprehensive income/(loss), net of tax	34.2	0.3	43.3	(43.6)	34.2

Comprehensive income/(loss) attributable to Catalent	$14.5	$9.6	$81.9	$(91.5)	$14.5

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended September 30, 2011

(in millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$128.3	$257.6	$(4.3)	$381.6
Cost of products sold	0.3	71.1	196.8	$(4.3)	263.9

Gross Margin	(0.3)	57.2	60.8	—	117.7
Selling, general and administrative expenses	0.9	47.0	27.2	—	75.1
Impairment charges and (gain)/loss on sale of assets	—	(0.2)	(0.2)	—	(0.4)
Restructuring and other	—	0.6	0.2	—	0.8
Property and casualty (gain)/losses, net	—	—	(0.5)	—	(0.5)

Operating earnings/(loss)	(1.2)	9.8	34.1	—	42.7
Interest expense, net	36.5	—	5.6	—	42.1
Other (income)/expense, net	(33.3)	(16.3)	7.9	45.6	3.9

Earnings/(loss) from continuing operations before income taxes	(4.4)	26.1	20.6	(45.6)	(3.3)
Income tax (benefit)/expense	0.3	1.6	1.6	—	3.5

Earnings/(loss) from continuing operations	(4.7)	24.5	19.0	(45.6)	(6.8)
Earnings/(loss) from discontinued operations, net of tax	—	1.7	(0.1)	—	1.6

Net earnings/(loss)	(4.7)	26.2	18.9	(45.6)	(5.2)
Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	—	(0.5)	—	(0.5)

Net earnings/(loss) attributable to Catalent	(4.7)	26.2	19.4	(45.6)	(4.7)

Other Comprehensive income/(loss), net of tax	(10.3)	(0.6)	(39.0)	39.6	(10.3)

Comprehensive income/(loss) attributable to Catalent	$(15.0)	$25.6	$(19.6)	$(6.0)	$(15.0)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

September 30, 2012

(In millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$296.7	$20.4	$103.6	$—	$420.7
Trade receivables, net	—	112.9	201.0	—	313.9
Intercompany receivables	(551.3)	1,149.7	839.7	(1,438.1)	—
Inventories	—	31.8	112.2	—	144.0
Prepaid expenses and other	21.0	34.8	53.0	—	108.8

Total current assets	(233.6)	1,349.6	1,309.5	(1,438.1)	987.4
Property and equipment, net	—	356.7	466.6	—	823.3
Goodwill	—	331.8	725.1	—	1,056.9
Other intangibles, net	—	101.2	318.3	—	419.5
Investment in subsidiaries	3,854.1	—	—	(3,854.1)	—
Deferred income taxes asset	4.0	68.0	65.0	—	137.0
Other assets	23.7	16.2	2.5	—	42.4

Total assets	$3,648.2	$2,223.5	$2,887.0	$(5,292.2)	$3,466.5

Liabilities and Shareholder’s Deficit
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$322.1	$5.0	$19.1	$—	$346.2
Accounts payable	—	43.8	93.2	—	137.0
Intercompany accounts payable	1,110.1	—	61.3	(1,171.4)	—
Other accrued liabilities	63.5	76.4	111.0	—	250.9

Total current liabilities	1,495.7	125.2	284.6	(1,171.4)	734.1
Long-term obligations, less current portion	2,590.8	20.3	47.0	—	2,658.1
Intercompany long-term debt	(114.1)	2.5	378.3	(266.7)	—
Pension liability	—	55.8	87.0	—	142.8
Deferred income taxes liability	10.8	109.0	97.0	—	216.8
Other liabilities	—	28.2	21.5	—	49.7
Shareholder’s Deficit:
Total Catalent shareholder’s deficit	(335.0)	1,882.5	1,971.6	(3,854.1)	(335.0)

Total shareholder’s deficit	(335.0)	1,882.5	1,971.6	(3,854.1)	(335.0)

Total liabilities and shareholder’s deficit	$3,648.2	$2,223.5	$2,887.0	$(5,292.2)	$3,466.5

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Three Months Ended September 30, 2012

Unaudited

(In millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by /(used in) operating activities from continuing operations	$(49.6)	$(3.7)	$65.4	—	$12.1
Net cash provided by/(used in) operating activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) operating activities	(49.6)	(3.7)	65.4	—	12.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and other productive assets	—	(16.3)	(8.3)	—	(24.6)
Proceeds from sale of property and equipment	—	—	—	—	—

Net cash provided by/(used in) investing activities from continuing operations	—	(16.3)	(8.3)	—	(24.6)
Net cash provided by/(used in) investing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) investing activities	—	(16.3)	(8.3)	—	(24.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	51.1	(5.9)	(45.2)	—	—
Net change in short-term borrowings	—	(2.3)	0.8	—	(1.5)
Proceeds from Borrowing, net	342.6	—	—	—	342.6
Repayments of long-term obligations	(50.3)	(0.9)	(0.1)	—	(51.3)
Equity contribution/(redemption)	0.2	—	—	—	0.2

Net cash (used in)/ provided by financing activities from continuing operations	343.6	(9.1)	(44.5)	—	290.0
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—

Net cash (used in)/provided by financing activities	343.6	(9.1)	(44.5)	—	290.0

Effect of foreign currency on cash	—	—	4.2	—	4.2
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	294.0	(29.1)	16.8	—	281.7
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2.7	49.5	86.8	—	139.0

CASH AND EQUIVALENTS AT END OF PERIOD	$296.7	$20.4	$103.6	$—	$420.7

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Three Months Ended September 30, 2011

Unaudited

(In millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by / (used in) operating activities from continuing operations	$0.7	$(12.0)	$31.1	$—	$19.8
Net cash provided by/(used in) operating activities from discontinued operations	—	2.0	—		2.0

Net cash provided by / (used in) operating activities	0.7	(10.0)	31.1	—	21.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	—	(6.6)	(16.2)	—	(22.8)
Proceeds from sale of property and equipment	—	0.5	0.2	—	0.7

Net cash provided by/(used in) investing activities from continuing operations	—	(6.1)	(16.0)	—	(22.1)
Net cash provided by/(used in) investing activities from discontinued operations	—	(2.0)	—		(2.0)

Net cash provided by/(used in) investing activities	—	(8.1)	(16.0)	—	(24.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	—	—	—	—	—
Net change in short-term borrowings	—	—	(2.9)	—	(2.9)
Repayments of long-term obligations	(3.5)	—	(2.8)	—	(6.3)
Distribution to noncontrolling interest holder	—	—	—	—	—
Equity contribution (redemption)	0.8	—	(0.1)	—	0.7

Net cash (used in)/ provided by financing activities from continuing operations	(2.7)	—	(5.8)	—	(8.5)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	(2.7)	—	(5.8)	—	(8.5)

Effect of foreign currency on cash	—	—	(7.0)	—	(7.0)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(2.0)	(18.1)	2.3	—	(17.8)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3.6	33.4	168.1	—	205.1

CASH AND EQUIVALENTS AT END OF PERIOD	$1.6	$15.3	$170.4	$—	$187.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are the leading global provider of development solutions and advanced delivery technologies for drugs, biologics and consumer health products. Through our extensive capabilities and deep expertise in product development, we help our customers bring more products to market, faster. Our advanced delivery technology platforms, the broadest and most diverse combination of intellectual property and proven formulation, manufacturing and regulatory expertise available to the industry, enable our customers to bring more products and better treatments to the market. Across both development and delivery, our commitment to reliably supply our customers’ needs serves as the foundation for the value we provide. We operate through four operating segments: Development & Clinical Services, Softgel Technologies, Modified Release Technologies, and Medication Delivery Solutions. We believe that through our prior and ongoing investments in growth-enabling capacity and capabilities, our entry into new markets, our ongoing focus on operational and quality excellence, our innovation activities, the sales of existing customer products, and the introduction of new customer products, we will continue to benefit from attractive margins and realize the growth potential from these areas.

For financial reporting purposes, we present three distinct financial reporting segments based on criteria established by U.S. generally accepted accounting principles (“GAAP”): Development & Clinical Services, Oral Technologies and Medication Delivery Solutions. The Oral Technologies segment includes the Softgel Technologies and Modified Release Technologies businesses.

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

There were no material changes to the critical accounting policies or in the underlying accounting assumptions and estimates from those described in the Company’s fiscal year 2012 Annual Report on Form 10-K, other than recently adopted accounting principles, none of which had a material impact.

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

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

	Three Months Ended September 30,	Three Months Ended September 30,	Increase/(Decrease)
(in millions)	2012	2011	Change $	Change %
Net revenue	$412.0	$381.6	$30.4	8%
Cost of products sold	294.5	263.9	30.6	12%

Gross margin	117.5	117.7	(0.2)	*
Selling, general and administrative expense	81.8	75.1	6.7	9%
Impairment charges and (gain)/loss on sale of assets	(0.2)	(0.4)	0.2	-50%
Restructuring and other	3.5	0.8	2.7	*
Property and casualty gain/(losses), net	—	(0.5)	0.5	*

Operating earnings/(loss)	32.4	42.7	(10.3)	-24%
Interest expense, net	53.9	42.1	11.8	28%
Other (income)/expense, net	—	3.9	(3.9)	*

Earnings/(loss) from continuing operations before income taxes	(21.5)	(3.3)	(18.2)	*
Income tax expense/ (benefit)	(2.0)	3.5	(5.5)	*

Earnings/(loss) from continuing operations	(19.5)	(6.8)	(12.7)	*
Earnings /(loss) from discontinued operations	(0.2)	1.6	(1.8)	*

Net earnings/(loss)	(19.7)	(5.2)	(14.5)	*
Net earnings/(loss) attributable to noncontrolling interest	—	(0.5)	0.5	*

Net earnings/(loss) attributable to Catalent	$(19.7)	$(4.7)	$(15.0)	*

*	Percentage not meaningful

Net Revenue

Net revenue increased $30.4 million, or 8%, compared to the same period a year ago. The stronger U.S. dollar adversely impacted revenue by approximately 5%, or $19.1 million. Excluding the impact of foreign exchange, net revenue increased by $49.5 million, or 13%, as compared to the comparable period in the prior year. The increase was primarily due to the inclusion of the CTS business, acquired in February 2012, which generated approximately $49.7 million of revenue for the three months ended September 30,

2012. In addition, demand for clinical services within Europe and the U.S. favorably impacted revenue. The increase in revenue over prior year was partially offset by reductions in demand within the Oral Technology and Medication Delivery Solutions segments with demand declines in softgel and modified release offerings and pre-filled syringe, respectively.

Gross Margin

Gross margin was in-line with the same period a year ago. The stronger U.S. dollar adversely impacted gross margin by approximately 5%, or $ 5.3 million. Excluding the impact of foreign exchange, gross margin increased by $5.1 million, or 4%. This increase in gross margin was due to the CTS acquisition within Development and Clinical Services and research and development profit participation income. This increase was partially offset by unfavorable product mix and volume declines in both the Oral Technologies and Medication Delivery Solutions segments.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by 9%, or $6.7 million, compared to the comparable period of fiscal 2011. The U.S. dollar fluctuation decreased selling, general and administrative expense by approximately 2%, or $1.8 million. Excluding the impact of foreign exchange, selling, general and administrative expense increased 11%, or $8.5 million, as compared to the same period a year ago and was primarily due to increased depreciation and amortization and the integration costs associated with the CTS acquisition.

Restructuring and Other

Restructuring and other charges of $3.5 million for the three months ended September 30, 2012 increased $2.7 million compared to the same period from a year ago primarily due to restructuring programs initiated in the current quarter, which did not occur in the comparable prior year period. These expenses were associated with planned facility consolidations and changes to the organizational alignment within our business.

Interest Expense, net

Interest expense, net of $53.9 million for the three months ended September 30, 2012 increased by $11.8 million or 28%, compared to the to the period ended September 30, 2011, primarily driven by the incremental term loan borrowing of $400 million entered into in the third fiscal quarter of fiscal year 2012 and the increased interest associated with the extension of the majority of our U.S. dollar and Euro denominated term loans.

Other (Income)/Expense, net

Other (Income)/ expense netted to zero for the three months ended September 30, 2012. The fluctuation as compared to the same three months of the prior fiscal year was the result of unrealized gains related to foreign currency translation which did not occur in the current year period.

Provision/(Benefit) for Income Taxes

Our provision / (benefit) for income taxes for the three months ended September, 30 2012 was $(2.0) million relative to losses before income taxes of $(21.5) million. Our provision / (benefit) for income taxes for the three months ended September 30, 2011 was $3.5 million relative to losses before income taxes of $(3.3) million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review

The Company’s results on a segment basis for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 are as follows:

	Three Months Ended September 30,		Increase/(Decrease)
(in millions)	2012	2011	Change $	Change %
Oral Technologies
Net revenue	$259.8	$285.9	$(26.1)	-9%
Segment EBITDA	59.1	68.6	(9.5)	-14%
Medication Delivery Solutions
Net revenue	44.9	55.6	(10.7)	-19%
Segment EBITDA	2.0	4.3	(2.3)	-53%
Development and Clinical Services
Net revenue	108.7	44.8	63.9	*
Segment EBITDA	20.9	8.5	12.4	*
Inter-segment revenue elimination	(1.4)	(4.7)	3.3	-70%
Unallocated Costs (1)	(12.3)	(13.5)	1.2	-9%
Combined Total
Net revenue	412.0	381.6	30.4	8%
EBITDA from continuing operations	$69.7	$67.9	$1.8	3%

*	Percentage not meaningful

(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(in millions)	2012	2011
Impairment charges and gain/(loss) on sale of assets	0.2	$0.4
Equity compensation	(1.0)	(0.9)
Restructuring and other special items	(4.5)	(4.8)
Property and casualty losses	—	0.5
Sponsor advisory fee	(3.3)	(2.9)
Noncontrolling interest	—	0.5
Other income (expense)(2), net	—	(3.9)
Non-allocated corporate costs, net	(3.7)	(2.4)

Total unallocated costs	$(12.3)	$(13.5)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation.

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA from continuing operations

	Three Months Ended September 30,
(in millions)	2012	2011
Earnings/(loss) from continuing operations	$(19.5)	$(6.8)
Depreciation and amortization	37.3	28.6
Interest expense, net	53.9	42.1
Income tax (benefit)/expense	(2.0)	3.5
Noncontrolling interest	—	0.5

EBITDA from continuing operations	$69.7	$67.9

Oral Technologies segment

Net revenue decreased by 9%, or $26.1 million, compared to the same period a year ago. The stronger U.S. dollar negatively impacted revenue by approximately 5%, or $15.7 million. Excluding the impact of foreign exchange rates, net revenue decreased by 4%, or $10.4 million. This decrease was primarily related to decreased demand for prescription softgel and certain products utilizing our modified release offerings predominantly from our North American and European operations. This decrease was offset by revenue earned related to research and development product participation income.

Segment EBITDA decreased by 14%, or $9.5 million. Oral Technologies’ EBITDA was negatively impacted by the stronger U.S. dollar by approximately 7%, or $4.5 million. Excluding the impact of foreign exchange rates, the decrease was $5.0 million, or 7%, and was primarily related to decreased lower demand as noted above and unfavorable product mix within the segment.

Medication Delivery Solutions segment

Net revenue decreased by 19%, or $10.7 million, as compared to the same period of the prior fiscal year. The stronger U.S. dollar negatively impacted revenue by approximately 5%, or $2.7 million. Excluding the impact of foreign exchange, net revenue decreased by 14%, or $8.0 million, primarily driven by decreased demand for injectable products at our European pre-filled syringe facilities.

Segment EBITDA decreased by 53%, or $2.3 million, as compared to the same period of the prior fiscal year. The stronger U.S. dollar negatively impacted the segment’s EBITDA by approximately 1%, or $0.1 million. Excluding the impact of foreign exchange rates, Segment EBITDA decreased by 54%, or $2.4 million primarily, attributable to the lower profit resulting from the decreased revenue as noted above, partially offset by cost saving initiatives within the segment.

Development and Clinical Services segment

Net revenues increased by $63.9 million. The CTS acquisition, which closed in the third quarter of the previous fiscal year, accounted for approximately $49.7 million of the revenue increase. The remaining increase was primarily related to stronger demand for clinical services within North America and Europe. The impact of foreign exchange fluctuations did not materially impact the segment’s results.

Segment EBITDA increased by $12.4 million as compared to the prior year period. Segment EBITDA was negatively impacted by foreign exchange rates by 4% or $0.3 million. Excluding the impact of foreign exchange rates, Segment EBITDA increased approximately $12.8 million which is primarily due to the acquisition of the CTS business and stronger demand within the Company’s clinical services offering. Segment EBITDA was also impacted by unfavorable mix to lower margin services.

Liquidity and Capital Resources

Sources and Uses of Cash

The Company’s principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of September 30, 2012, the Company’s financing needs were supported by a $200.3 million revolving credit agreement, which was reduced by $16.3 million of outstanding letters of credit. The revolving credit agreement matures April 10, 2016. The April 10, 2016 maturity date is subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the Senior Toggle Notes, the 7.875% Notes, the Senior Subordinated Notes and certain other unsecured debt. As of September 30, 2012, we had no outstanding borrowings under the Company’s revolving credit agreement.

We continue to believe that the Company’s cash from operations and available borrowings under the revolving credit facility will be adequate to meet the Company’s future liquidity needs for at least the next twelve months.

Cash Flows

The following table summarizes the Company’s consolidated statement of cash flows from continuing operations:

	Three Months Ended September 30,
(in millions)	2012	2011	$ Change
Net cash provided by/(used in):
Operating activities	$12.1	$19.8	$(7.7)
Investing activities	$(24.6)	$(22.1)	$(2.5)
Financing activities	$290.0	$(8.5)	$298.5

Operating activities

For the three month period ended September 30, 2012, cash provided by operating activities was $12.1 million compared to $19.8 million for the comparable prior year period. The increase in cash provided by working capital accounts was offset by the higher cash payment towards increased interest expense on borrowing as compared to the prior year period.

Investing activities

For the three month period ended September 30, 2012, cash used in investing activities with respect to acquisitions of property, plant and equipment was $24.6 million, and was comparable to the prior year period.

Financing activities

For the three month period ended September 30, 2012, cash provided by financing activities was $290.0 million compared to cash used in financing activities of $8.5 million in the same period a year ago. The year-over-year fluctuation was primarily attributable to the $350 million debt issuance, which was offset by repayments of approximately $53 million of principal payments, including the $45.9 million of Senior Toggle Notes purchased in a tender offer on September 18, 2012. On November 1, 2012, we redeemed an additional $304.1 million of Senior Toggle Notes.

Debt and Financing Arrangements

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of September 30, 2012, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans. These agreements include two U.S dollar-denominated agreements, one Euro-denominated agreement and one Yen-denominated interest rate swap agreement. The unrealized losses on our interest rate swaps that are designated as effective cash flow hedges for accounting purposes were $15.2 million, net of tax and are recorded within Accumulated Other Comprehensive Loss on our balance sheet at September 30, 2012.

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

As of September 30, 2012, the Company was in compliance with all restrictive covenants related to its long-term obligations

Guarantees and Security

All obligations under the senior secured credit agreement, the Senior Toggle Notes, the 7.875% Notes and the senior subordinated notes (together, the “notes”) are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.

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

Debt Covenants

The senior secured credit agreement and the indentures governing the notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and the Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; and in the case of the Company’s senior credit agreement, enter into sale and leaseback transactions, amend material agreements governing the Company’s subordinated indebtedness (including the senior subordinated notes) and change the Company’s lines of business.

The senior credit facility and indentures governing the notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of September 30, 2012, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

Subject to certain exceptions, the senior credit agreement and the indentures governing the notes will permit the Company and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of the Company’s non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans or notes.

As market conditions warrant and subject to the Company’s contractual restrictions and liquidity position, we, the Company’s affiliates and/or the Company’s major equity holders, including Blackstone and its affiliates, may from time to time repurchase the Company’s outstanding debt securities, including the notes and/or the Company’s outstanding bank loans in privately negotiated or open market transactions, by tender or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Company’s existing credit facility. Any new debt may also be secured debt. We may also use available cash on the Company’s balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases may result in the Company’s acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

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

The Company’s Adjusted EBITDA for the last twelve months ended September 30, 2012 based on the definitions in the Company’s indentures is calculated as follows:

(in millions)	Twelve Months Ended 30-Sep-12
Earnings/(loss) from continuing operations	$(10.6)
Interest expense, net	195.0
Income tax (benefit)/provision	11.0
Depreciation and amortization	138.4
Noncontrolling interest	(1.7)

EBITDA from continuing operations	332.1
Equity compensation (1)	3.8
Impairment charges and (gain)/loss on sale of assets (2)	2.1
U.S. GAAP Restructuring (3)	22.2
Acquisition, integration and other special items (4)	33.3
Property and casualty losses (5)	(8.3)
Foreign Exchange loss(gain) (included in other, net) (6)	(9.7)
Other adjustments	1.4
Sponsor monitoring fee (7)	12.3

Subtotal	389.2
Estimated cost savings	—

Adjusted EBITDA	$389.2

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges or gains and losses from the sale of assets not included in U.S. GAAP Restructuring discussed below.

(3)

Reflects U.S. GAAP restructuring charges which were primarily attributable to activities which focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure to optimize our business.

(4)

Primarily reflects acquisition and integration related costs attributable to discreet transactions occurring during Fiscal 2012 including the acquisition of the Aptuit CTS business and the purchase of the remaining 49% non-controlling interest in our joint venture in Eberbach, Germany.

(5)	Primarily reflects property and casualty (gains)/losses resulting from fire damage to a U.K. packaging services operation and the associated insurance reimbursements.

(6)

Reflects $8.8 million of unrealized foreign currency translation gain recorded on inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender. These unrealized gains were increased by the exclusion of realized foreign currency exchange rate gains from the non-cash and cash settlement of inter-company loans of $0.9 million. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the companies trade operations.

(7)	Represents amount of sponsor advisory fee. See Related Party Transactions (Note 10) of the unaudited Consolidated Financial Statements.

Interest Rate Risk Management

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of September 30, 2012 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with the Company’s floating USD LIBOR and EURIBOR rate debt were designated as effective cash flow hedges. The derivative used to manage the risk associated with the Company’s floating TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt is an effective economic hedge but is not designated as an effective cash flow hedge for financial reporting purposes.

Currency Risk Management

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in Euros. At September 30, 2012, the Company had Euro denominated debt outstanding of $604.1 million (USD equivalent) that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in Accumulated Other Comprehensive Income (Loss) as part of the cumulative translation adjustment. During the three months ended September 30, 2012, the Company recorded $16.1 million as a loss within cumulative translation adjustment. The net accumulated gain of this net investment as of September 30, 2012 included within Other Comprehensive Income was approximately $67.8 million. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated.

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

Contractual Obligations

As described in Note 7, in September 2012 the Company issued $350 million in new aggregate principal of 7.875% Senior Notes. These notes will mature on October 15, 2018, with interest payable on April 15 and October 15 of each year, commencing on April 15, 2013. These Notes were issued for the purpose of redeeming up to $350 million of Catalent’s outstanding 9.5%/10.25% Senior PIK-election Notes due 2015 and for general corporate purposes. As of September 30, 2012, the Company had successfully tendered and repurchased $45.9 million of the PIK-election Notes. On October 2, 2012, Catalent called an additional $304.1 million in Senior PIK-election Notes, which the company redeemed in full, plus accrued interest and fees, on November 1, 2012. The $304.1 million in PIK-election notes called and redeemed subsequent to the balance sheet date have been classified as current liabilities as of September 30, 2012. Aside from these matters, there have been no other material changes outside the ordinary course of business since June 30, 2012 with respect to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any material off-balance sheet arrangements as of September 30, 2012.

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

Interest Rate Risk

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of September 30, 2012, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans due in April and May 2013. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

As of September 30, 2012, the Company had three outstanding interest rate derivatives, three of which were designated as effective hedges for accounting purposes, with a combined notional value of $760.0 million and €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In addition, the Company has a Japanese Yen interest rate swap which is economically effective but is not designated as an effective hedge for financial reporting and is included in the Consolidated Statements of Operations as Other (Income)/Expense.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

On February 17, 2012, the Company completed its acquisition of the CTS Business of Aptuit by purchasing the outstanding shares of capital stock of Aptuit Holdings, Inc. (as discussed in Note 2 to the Consolidated Financial Statements). Aptuit Holdings, Inc.’s operations contributed approximately $49.7 million in revenues to our consolidated financial results for the three months ended September 30, 2012 and had total assets of approximately $553.0 million as of September 30, 2012 (of which approximately $349.0 million represented goodwill and identifiable intangible assets). The Company continues to evaluate the internal control over financial reporting of the acquired business. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Aptuit Holdings, Inc. was excluded from a formal evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2012.

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

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. Currently, the Company is a named defendant in one hundred and twenty-six pending isotretinoin lawsuits. Plaintiffs allege that they suffer from inflammatory bowel disease and other disorders as a result of their ingestion of Amnesteem. The geographic distribution of these one hundred and twenty-six lawsuits is as follows: one hundred and twenty-four in the Superior Court, Atlantic County, New Jersey and two in the Middle District of Northern California. The New Jersey cases and several of the other cases have been brought by a consortium of plaintiffs’ law firms, including Seeger Weiss. The following discussion contains more detail about the lawsuits.

One hundred and twenty-four lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by individual plaintiffs who claim to have ingested Amnesteem, and, in some cases, one or more competing branded generic isotretinoin products, including Sotret® (Ranbaxy) and/or Claravis® (Barr), as well as Accutane (the innovator isotretinoin product sold by Hoffmann-La Roche). Ninety-nine of these cases allegedly involve the use of both Accutane and one or more of the branded generic forms of isotretinoin. Such cases, which include one or more Roche entities as defendants, are filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all Accutane lawsuits pending in New Jersey state courts. The remaining twenty-five cases do not involve the use of Accutane, but allegedly involve the use of one or more branded generic isotretinoin products, including Amnesteem. These cases are not part of the Accutane mass tort litigation; these non-mass tort, generics-only cases have been consolidated for discovery purposes but not for trial. All one hundred and twenty-four of the cases pending in New Jersey, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name the pharmaceutical companies whose respective isotretinoin products each plaintiff allegedly ingested.

On June 26, 2012 a motion to Dismiss with Prejudice was filed in the Superior Court of New Jersey, Atlantic County, Law Division, dismissing two hundred and twenty-nine cases filed against the Company. To date, a total of two hundred and fifty-one cases have either been dismissed or settled.

Although expressed in various terms, generally speaking, all one hundred and twenty-six lawsuits set forth some or all of the standard array of product liability claims, including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits:

4.1	Indenture, dated as of September 18, 2012, among Catalent, the Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 7.875% Senior Notes Due 2018 (incorporated by reference to Exhibit 4.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on September 18, 2012, File No. 333-147871).

4.2	Registration Rights Agreement dated September 18, 2012 among Catalent, the Guarantors named therein, Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., Jefferies & Company, Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 4.2 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on September 18, 2012, File No. 333-147871).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.1	The following financial information from Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Statement of Operations for the Three months ended September 30, 2012 and 2011; (ii) Condensed Consolidated Statements of Comprehensive Income at September 30, 2012 and September 30, 2011 (iii) Consolidated Balance Sheets at September 30, 2012 and June 30, 2012; (iv) Consolidated Statement of Changes in Shareholders’ Deficit as of September 30, 2012; (v) Consolidated Statement of Cash Flows for the three months ended September 30, 2012 and 2011; and (vi) Notes to unaudited Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date: November 13, 2012	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date: November 13, 2012	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Senior Vice President & Chief Financial Officer