Form 10-Q
period 2012-12-31
Catalent Pharma Solutions, Inc.
filed 2013-02-11
CIK 1416083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

As of February 1, 2013, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

(in millions)

Unaudited

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net revenue	$436.1	$393.6	$848.1	$775.2
Cost of products sold	296.1	266.7	590.6	530.6

Gross margin	140.0	126.9	257.5	244.6
Selling, general and administrative expenses	86.2	76.4	168.0	151.5
Impairment charges and (gain)/loss on sale of assets	2.6	(0.4)	2.4	(0.8)
Restructuring and other	5.6	10.4	9.1	11.2
Property and casualty (gain)/losses, net	—	(14.1)	—	(14.6)

Operating earnings, income/(loss)	45.6	54.6	78.0	97.3
Interest expense, net	53.2	41.1	107.1	83.2
Other (income)/expense, net	12.0	(6.3)	12.0	(2.4)

Earnings/(loss) from continuing operations before income taxes	(19.6)	19.8	(41.1)	16.5
Income tax expense/(benefit)	8.0	7.3	6.0	10.8

Earnings/(loss) from continuing operations	(27.6)	12.5	(47.1)	5.7
Earnings/(loss) from discontinued operations, net of tax	0.2	—	—	1.6

Net earnings/(loss)	(27.4)	12.5	(47.1)	7.3
Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	0.8	—	0.3

Net earnings/(loss) attributable to Catalent	$(27.4)	$11.7	$(47.1)	$7.0

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

(in millions)

Unaudited

(in millions)	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011
Net earnings/(loss)	$(27.4)	$12.5	$(47.1)	$7.3
Other comprehensive income/(loss) before tax
Foreign currency translation adjustments	(15.9)	(0.8)	11.5	(11.0)
Defined benefit pension plan, net	—	—	—	—
Deferred compensation/(benefit)	0.1	0.4	0.4	(0.3)
Earnings/(loss) on derivatives for the period	7.0	5.3	13.5	5.9

Other comprehensive income/(loss) before tax	(8.8)	4.9	25.4	(5.4)
Income tax expense/(benefit) related to components of other comprehensive income	—	—	—	—

Other Comprehensive income/(loss), net of tax	(8.8)	4.9	25.4	(5.4)
Comprehensive earnings/(loss)	(36.2)	17.4	(21.7)	1.9
Comprehensive income/(loss) attributable to noncontrolling interest	—	0.8	—	0.3
Comprehensive earnings/(loss) attributable to Catalent	$(36.2)	$16.6	$(21.7)	$1.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Balance Sheets

(in millions, except shares)

Unaudited

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$72.8	$139.0
Trade receivables, net	294.2	338.3
Inventories	151.9	118.7
Prepaid expenses and other	98.4	108.7

Total current assets	617.3	704.7
Property plant and equipment, net	828.4	809.7
Other assets:
Goodwill	1,054.6	1,029.9
Other intangibles, net	407.4	417.7
Deferred income taxes	137.7	135.2
Other	44.1	41.8

Total assets	$3,089.5	$3,139.0

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$32.8	$43.2
Accounts payable	132.1	134.2
Other accrued liabilities	217.5	261.9

Total current liabilities	382.4	439.3
Long-term obligations, less current portion	2,666.7	2,640.3
Pension liability	142.7	140.3
Deferred income taxes	219.2	219.9
Other liabilities	48.9	49.9
Commitment and contingencies (see Note 12)
Shareholder’s equity:
Common stock $0.01 par value; 1,000 shared authorized, 100 shares issued
Additional paid in capital	1,025.9	1,023.9
Accumulated deficit	(1,429.2)	(1,382.1)
Other Equity	—	—
Accumulated other comprehensive income/(loss)	32.9	7.5
Total Catalent shareholder’s (deficit)/equity	(370.4)	(350.7)
Noncontrolling interest	—	—
Total shareholder’s deficit	(370.4)	(350.7)

Total liabilities and shareholder’s deficit	$3,089.5	$3,139.0

The accompanying notes are an integral part of these unaudited consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholder’s Equity

(in millions)

Unaudited

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehnesive (Loss)/Income	Total Shareholder’s (Deficit)/Equity
Balance at June 30, 2012	$—	$1,023.9	$(1,382.1)	$7.5	$(350.7)
Equity contribution		0.4			0.4
Equity compensation		1.6			1.6
Net income (loss)			(47.1)		(47.1)
Other Comprehensive income (loss)				25.4	25.4

Balance at December 31, 2012	$—	$1,025.9	$(1,429.2)	$32.9	$(370.4)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in millions)

Unaudited

	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(47.1)	$7.3
Net earnings/(loss) from discontinued operations	—	1.6

(Loss)/earnings from continuing operations	(47.1)	5.7
Adjustments to reconcile (loss)/earnings from continued operations to Net cash from operations:
Depreciation and amortization	75.8	58.2
Unrealized foreign currency transaction (gains)/losses, net	4.2	(1.6)
Amortization and write off of debt financing costs	9.9	6.4
Asset impairments and (gain)/loss on sale of assets	2.4	7.1
Reclassification of proceeds from insurance related to long lived assets	—	(21.3)
Reclassification of call premium payment	7.6	—
Equity compensation	1.6	1.7
Provision (benefit) for deferred income taxes	(3.7)	(1.5)
Provision for bad debts and inventory	5.2	3.3
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	49.2	19.1
Decrease/(increase) in inventories	(32.3)	(23.0)
Increase/(decrease) in accounts payable	(4.7)	(9.5)
Other accrued liabilities and operating items, net	(42.4)	1.9

Net cash provided by /(used in) operating activities from continuing operations	25.7	46.5
Net cash provided by/(used in) operating activities from discontinued operations	—	3.5

Net cash provided by/(used in) operating activities	25.7	50.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(52.8)	(47.9)
Proceeds from sale of property and equipment	0.2	1.5
Proceeds from insurance related to long lived assets	—	21.3

Net cash provided by/(used in) investing activities from continuing operations	(52.6)	(25.1)
Net cash provided by/(used in) investing activities from discontinued operations	—	(3.5)

Net cash provided by/(used in) investing activities	(52.6)	(28.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(7.1)	(2.9)
Net change in borrowings from revolver credit facility	—	—
Proceeds from Borrowing, net	341.7	—
Payments related to long-term obligations	(370.3)	(12.5)
Reclassification of call premium payment	(7.6)	—
Distribution to noncontrolling interest holder	—	—
Equity contribution (redemption)	0.4	1.1

Net cash (used in)/ provided by financing activities from continuing operations	(42.9)	(14.3)
Net cash (used in)/provided by financing activities from discontinued operations	—	—

Net cash (used in)/provided by financing activities	(42.9)	(14.3)

Effect of foreign currency on cash	3.6	(8.8)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(66.2)	(1.7)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	139.0	205.1

CASH AND EQUIVALENTS AT END OF PERIOD	$72.8	$203.4

SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$102.1	$79.4
Income taxes paid, net	$5.5	$6.2

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. The consolidated balance sheet at June 30, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2012 filed with the Securities and Exchange Commission.

Reclassifications

We made certain reclassifications to conform the prior periods’ consolidated financial statements and notes to the current period presentation including classification of the U.S. based commercial packaging operations financial results within discontinued operations. The U.S. based commercial packaging operations were previously classified in the Packaging Services segment, which, concurrent with the sale, ceased being reported as a reportable segment. In addition, the historical financial results of the non U.S. commercial packaging services operation, formerly generated from the U.K. based packaging facility, which was destroyed by fire, have been reclassified to the Oral Technology segment.

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

Translation and Transaction of Foreign Currencies

The financial statements of the Company’s operations outside the U.S. are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. In addition, the currency fluctuation associated with the portion of the Company’s Euro-denominated debt designated as a net investment hedge is included as a component of other comprehensive income/(loss). Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other expense, net”. Such foreign currency transaction gains and losses include inter-company loans that are not permanently reinvested.

Revenue Recognition

In accordance with Accounting Standard Codification (ASC) 605 Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances, if any.

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

Non-product revenue includes service related fees, royalty and research and development product license and participation fees, annual exclusivity fees, option fees to extend exclusivity agreements and milestone payments for attaining certain regulatory approvals and are recognized at fair value. Exclusivity payments are paid by customers in return for the Company’s commitment to manufacture certain products for those customers only. The revenue related to these agreements is recognized over the term of the exclusivity agreement or the term of the option agreement unless a particular milestone is designated, in which case revenue is recognized when service obligations or performance have been completed. Service revenue is primarily driven by our Development and Clinical Services business revenue of $96.4 million and $205.1 million, respectively for the three and six months ended December 31, 2012 and $51.1 million and $95.9 million, respectively for the three and six months ended December 31, 2011. Cost of services associated with this revenue was $67.0 million and $144.8 million, respectively for the three and six months ended December 31, 2012 and $34.8 million and $64.2 million, respectively for the three and six months ended December 31, 2011. The remaining segments recorded an ancillary amount of service revenue for all periods presented.

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

Property and Equipment and Other Definite Lived Intangible Assets

Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 20 years; and furniture and fixtures—3 to 10 years. Depreciation expense was $27.9 million and $54.7 million, respectively for the three and six months ended December 31, 2012 and $22.4 million and $43.6 million, respectively for the three and six months ended December 31, 2011. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.

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

Research and Development Costs

The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within Selling, General & Administrative Expenses. Such research and development costs included in Selling, General & Administrative expenses amounted to $4.0 million and $6.7 million, respectively for three and six months ended December 31, 2012 and $2.7 million and $7.4 million, respectively for three and six months ended December 31, 2011. Costs incurred in connection with research and development services we provide to customers and services performed in support of the commercial manufacturing process for customers are recorded within Cost of Sales. Such research and development costs included in cost of sales amounted to $8.9 million and $17.3 million, respectively for three and six months ended December 31, 2012 and $8.0 million and $16.2 million, respectively for three and six months ended December 31, 2011.

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

As of December 31, 2012 the allocation of purchase price was comprised of:

($ in millions)
Accounts receivable, net	$27.9
Plant, property and equpment, net	80.6
Unbilled services	11.8
Other assets	0.4
Goodwill	170.4
Intangibles	177.6
Accounts payable	(10.8)
Accrued liabilities	(7.0)
Deferred tax liability	(39.0)
Other liabilities	(1.6)
Unearned revenue	(9.5)

Total purchase price	$400.8

The goodwill recorded to the Clinical Services reporting unit of the Development and Clinical Services segment as of December 31, 2012 was $170.4 million. In addition, the Company expects approximately $6.8 million of goodwill to be tax deductible pursuant to the provisions of ASC 740 Income taxes.

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

Financial Results of the Acquired Business

The revenue of the CTS Business included in the Company’s consolidated financial results were approximately $45 million and approximately $94 million, respectively for the three and six months ended December 31, 2012. The net income/(loss) of the acquired entities is not meaningful as the Company’s integration activities have been ongoing since the acquisition date. As such the net income/(loss) disclosure may not be indicative of normal operating results.

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

The unaudited pro forma financial information for the Three and Six Months Ended December 31, 2011 combine the financial results of Catalent and the estimated historical results of the CTS Business pre-acquisition adjusted to reflect the pro forma accounting adjustments described above.

The unaudited pro forma financial information and the effects of the pro forma adjustments listed above for the three months ended December 31, 2011 were as follows:

	Catalent Pharma Solutions Inc. Three Months Ended December 31, 2011	CTS Three months ended December 31, 2011	Proforma Adjustments	Catalent Pharma Solutions Inc. Proforma Combined Three Months Ended December 31, 2011
(in millions)		(Unaudited)	(Unaudited)
Net revenue	$393.6	$47.0	$—	$440.6
Cost of products sold	266.7	17.4	—	284.1

Gross Margin	126.9	29.6	—	156.5
Selling, general and administrative expenses	76.4	28.8	4.2	109.4
Impairment charges and (gain)/loss on sale of assets	(0.4)	—	—	(0.4)
Restructuring and other	10.4	—	—	10.4
Property and casualty (gain)/losses, net	(14.1)	—	—	(14.1)

Operating earnings/(loss)	54.6	0.8	(4.2)	51.2
Interest expense, net	41.1	5.4	(0.2)	46.3
Other (income)/expense, net	(6.3)	0.1	—	(6.2)

Earnings/(loss) from continuing operations before income taxes	19.8	(4.7)	(4.0)	11.1
Income tax expense/(benefit)	7.3	1.1	(1.4)	7.0

Earnings/(loss) from continuing operations	12.5	(5.8)	(2.6)	4.1
Earnings/(loss) from discontinued operations, net of tax	—	—	—	—

Net earnings/(loss)	12.5	(5.8)	(2.6)	4.1
Net earnings/(loss) attributable to noncontrolling interest, net of tax	0.8	—	—	0.8

Net earnings/(loss) attributable to Catalent	$11.7	$(5.8)	$(2.6)	$3.3

The unaudited pro forma financial information and the effects of the pro forma adjustments listed above for the six months ended December 31, 2011 were as follows:

(in millions)	Catalent Pharma Solutions Inc. Six Months Ended December 31, 2011	CTS Six months ended December 31, 2011	Proforma Adjustments	Catalent Pharma Solutions Inc. Proforma Combined Six Months Ended December 31, 2011
		(Unaudited)	(Unaudited)
Net revenue	$775.2	$100.4	$—	$875.6
Cost of products sold	530.6	38.1	—	568.7

Gross Margin	244.6	62.3	—	306.9
Selling, general and administrative expenses	151.5	59.8	8.5	219.8
Impairment charges and (gain)/loss on sale of assets	(0.8)	—	—	(0.8)
Restructuring and other	11.2	0.3	—	11.5
Property and casualty (gain)/losses, net	(14.6)	—	—	(14.6)

Operating earnings/(loss)	97.3	2.2	(8.5)	91.0
Interest expense, net	83.2	10.5	—	93.7
Other (income)/expense, net	(2.4)	0.5	—	(1.9)
Earnings/(loss) from continuing operations before income taxes	16.5	(8.8)	(8.5)	(0.8)
Income tax expense/(benefit)	10.8	2.7	(3.0)	10.5

Earnings/(loss) from continuing operations	5.7	(11.5)	(5.5)	(11.3)
Earnings/(loss) from discontinued operations, net of tax	1.6	—	—	1.6

Net earnings/(loss)	7.3	(11.5)	(5.5)	(9.7)
Net earnings/(loss) attributable to noncontrolling interest, net of tax	0.3	—	—	0.3

Net earnings/(loss) attributable to Catalent	$7.0	$(11.5)	$(5.5)	$(10.0)

3.	GOODWILL

The following table summarizes the changes between June 30, 2012 and December 31, 2012 in the carrying amount of goodwill in total and by reporting segment:

(in millions)	Oral Technologies	Medication Delivery Solutions	Development & Clinical Services	Total
Balance at June 30, 2012 (1)	839.8	—	190.1	1,029.9
Additions/(impairment)	—	—	1.0	1.0
Foreign currency translation adjustments	17.5	—	6.2	23.7
Balance at December 31, 2012	$857.3	$—	$197.3	$1,054.6

(1)	The opening balance is reflective of historical impairment charges related to the Medication Delivery Solutions segment of approximately $158.0 million.

No goodwill impairment charges were required during the current or comparable prior year period. When required, impairment charges are recorded within the Consolidated Statement of Operations as Impairment charges and (gain)/loss on sale of assets.

4.	DEFINITE LIVED LONG-LIVED ASSETS

The Company’s definite lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives.

The details of other intangible assets subject to amortization as of December 31, 2012 and June 30, 2012, are as follows:

(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2012
Amortized intangibles:
Core technology	$148.4	(42.2)	$106.2
Customer relationships	221.6	(41.6)	180.0
Product relationships	232.9	(111.7)	121.2

Total intangible assets	$602.9	$(195.5)	$407.4

(in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2012
Amortized intangibles:
Core technology	$145.0	(37.5)	$107.5
Customer relationships	215.6	(33.4)	$182.2
Product relationships	227.6	(99.6)	$128.0

Total intangible assets	$588.2	(170.5)	$417.7

Amortization expense was $10.6 million and $21.1 million, respectively for the three months and Six Months Ended December 31, 2012 and $7.2 million and $14.6 million, respectively for the three months and Six Months Ended December 31, 2011.

Amortization expense in future periods is estimated to be:

(in millions)	Remainder Fiscal 2013	2014	2015	2016	2017
Amortization expense	$21.6	$42.6	$42.2	$42.2	$41.5

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in Euros. At December 31, 2012, the Company had Euro denominated debt outstanding of $616.3 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in Accumulated Other Comprehensive Income/(Loss) as part of the cumulative translation adjustment. For the three and six months ended December 31, 2012, the Company recorded a loss of $9.8 million and $25.8 million within cumulative translation adjustment. The net accumulated gain of this net investment as of December 31, 2012 included within Other Comprehensive Income/(Loss) was approximately $58.1 million. For the three and six months ended December 31, 2012, the Company recognized an unrealized foreign exchange loss of $3.3 million and $9.6 million, respectively, in the consolidated statement of operations related to a portion of its Euro-denominated debt not designated as a net investment hedge. For the three and six months ended December 31, 2011, the Company recognized an unrealized foreign exchange gain of $5.0 million and $9.5 million, respectively.

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

As of December 31, 2012, the terminal value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $8.8 million. As of December 31, 2012, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has posted collateral of $4.5 million, in the form of letters of credit. If the Company had breached any of these provisions at December 31, 2012, it could have been required to settle its obligations under the agreements at their termination value of $8.8 million.

Counterparty Credit Risk Management

The Company’s derivative financial statements present certain market and counterparty risks; however, concentration of counterparty credit risk is mitigated as the Company deals with a variety of major banks worldwide. The Company would not be materially impacted if any of the counterparties to its derivative financial instruments outstanding at December 31, 2012 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other security to support derivative instruments subject to credit risk by its counterparties.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the fiscal year ended December 31, 2012, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.

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

As of December 31, 2012, the Company had three outstanding interest rate derivatives which were effective for financial accounting as of December 31, 2012. Two instruments had a combined notional value of $760.0 million and one had a notional value of €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income/(Loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $8.1 million will be reclassified from other comprehensive income to interest expense.

Non-designated Hedges of Interest Rate Risk

Derivatives not designated as hedges for financial accounting purposes are not speculative and are used to manage the Company’s economic exposure to interest rate movements but, as of December 31, 2012, do not meet the hedge accounting requirements for financial reporting purposes of ASC 815 Derivatives and Hedging. Changes in the fair value of derivatives not designated as a hedge for financial accounting purposes are recorded directly into earnings as other expense, net. As of December 31, 2012, the Company had a ¥350 million notional value outstanding derivative maturing on May 15, 2013 that was not designated for financial accounting purposes as a hedge in a qualifying hedging relationship.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of December 31, 2012 and June 30, 2012.

(in millions)	Fair Values of Financial Derivatives Instruments on the Consolidated Balance Sheets
	Liability Derivatives As of December 31, 2012		Liability Derivatives As of June 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest rate swaps	Other accrued liabilities and other liabilities	$8.6	Other accrued liabilities and other liabilities	$23.1
Total derivatives designated as hedging instruments under ASC 815:		8.6		23.1
Derivatives not designated as hedging instruments under ASC 815:
Interest rate swaps	Other accrued liabilities and other liabilities	$0.2	Other accrued liabilities and other liabilities	$0.2
Total derivatives not designated as hedging instruments under ASC 815:		$0.2		$0.2

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Operations for the Three and Six Months Ended December 31, 2012 and December 31, 2011.

(in millions)	Effect of Derivative Instruments on the Consolidated Statement of Operations
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in AOCI on Derivative (Effective Portion) for the Three and Six Months ended December 31,		Location of (Gain) or Loss Reclassified from AOCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCI into Income (Effective Portion) for the Three and Six Months ended December 31,		Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effective Testing) for the Three and Six Months ended December 31,
	2012	2011		2012	2011		2012	2011
Three Months Ended:
Interest rate swaps	$0.1	$1.1	Interest expense, net	$7.4	$6.4	Other (income) / expense, net	—	—
Six Months Ended:
Interest Rate Swaps	$1.1	$6.9	Interest expense, net	$14.6	$12.8	Other (income) / expense, net	—	—

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of (Gain) or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative for the Three and Six Months Ended December 31,
		2012	2011
Three Months Ended:
Interest rate swaps	Other (income) / expense, net	$—	$(0.1)
Six Months Ended:
Interest rate swaps	Other (income) / expense, net	$—	$0.2

6.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS

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

Fair value under ASC 820 is principally applied to financial assets and liabilities which, for Catalent, include both investments in money market funds and derivative instruments—interest rate swaps. The Company is not required to apply all the provisions of ASC 820 in financial statements to the nonfinancial assets and nonfinancial liabilities. There were no changes from the previously reported classification of financial assets and liabilities. The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements using:
(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash Equivalents - Money Market Funds	$12.6	$12.6	$—	$—
Liabilities
Interest rate swaps	$8.8	$—	$8.8	$—

The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012, aggregated by the level in the fair value hierarchy in which those measurements fall:

		Fair Value Measurements using:
(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash Equivalents - Money Market Funds	$5.9	$5.9	$—	$—
Liabilities
Interest rate swaps	$23.3	$—	$23.3	$—

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

The carrying amounts and the estimated fair values of financial instruments as of December 31, 2012 and June 30, 2012, are as follows:

	December 31, 2012		June 30, 2012
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,699.5	$2,750.2	$2,683.5	$2,644.6
LIBOR interest rate swap	6.0	6.0	16.7	16.7
EURIBOR interest rate swap	2.6	2.6	6.4	6.4
TIBOR interest rate swap	$0.2	$0.2	$0.2	$0.2

The estimated fair values of these Level 2 liabilities are based on quoted market prices for the same or similar instruments and/or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

7.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS

Long-term obligations and other short-term borrowings consist of the following at December 31, 2012 and June 30, 2012:

(in millions)	Maturity	December 31, 2012	June 30, 2012
Senior Secured Credit Facilities
Term loan facility Dollar-denominated	September 2016	$795.3	$798.9
Term loan facility Dollar-denominated	September 2017	589.3	591.2
Term loan facility Euro-denominated	April 2014	59.4	56.3
Term loan facility Euro-denominated	September 2016	271.9	257.7
9 1 /2% Senior Toggle Notes	April 2015	269.1	619.1
9 3 /4% Senior Subordinated Euro-denominated Notes	April 2017	285.0	268.7
7 7/8 % Senior Notes	October 2018	348.1	—
$200.3 million Revolving Credit Facility	April 2016	—	—
Other Obligations	2012 to 2032	81.4	91.6

Total		2,699.5	2,683.5
Less: current portion and other short-term borrowings		32.8	43.2

Long-term obligations, less current portion short-term borrowings		$2,666.7	$2,640.3

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

On June 1, 2011, the Company and certain lenders amended the Credit Agreement in order to extend the maturity for certain Revolving Credit Loans and Revolving Credit Commitments. In particular, the Company converted $200.3 million of Revolving Credit Commitments and Revolving Credit Loans into new Revolving Tranche-2 Commitments and Revolving Tranche-2 Loans. The amendment set the applicable margin for the Revolving Tranche-2 Loans to a percentage per annum equal to (i) in the case of euro currency rate loans, 3.75%, and (ii) in the case of base rate loans, 2.75%, which may be reduced subject to our attaining certain leverage ratios. In addition, the Company extended the final maturity date of the converted facility to the ninth anniversary or April 10, 2016, subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the Senior Toggle Notes (defined below), the Senior Subordinated Notes (defined below), the 7.875% Notes (defined below) and certain other unsecured debt which would cause the final maturity date to be an earlier date.

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

As of December 31, 2012, there were $15.2 million in outstanding letters of credit which reduced the borrowing capacity under the $200.3 million revolving line of credit.

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

In September 2012, Catalent announced the commencement of a tender offer to purchase for cash up to $350 million aggregate principal amount of its outstanding Senior Toggle Notes. On September 18, 2012, Catalent purchased $45.9 million aggregate principal amount of Senior Toggle Notes at a price of $47.1 million plus accrued and unpaid interest pursuant to the tender offer. On November 1, 2012, Catalent redeemed $304.1 million aggregate principal amount of Senior Toggle Notes for an aggregate price of $311.4 million plus accrued and unpaid interest. In connection with this transaction the Company paid $8.5 million of call premiums and expensed $3.3 million of unamortized deferred finance costs. These expenses are recorded within “Other Income/Expense” in our statement of operations.

On September 18, 2012, Catalent issued $350 million aggregate principal amount of 7.875% Senior Notes (the “7.875% Notes”). The 7.875% Notes will mature on October 15, 2018 and interest is payable on the 7.875% Notes on April 15 and October 15 of each year, commencing April 15, 2013. The 7.875% Notes were offered in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in offshore transactions in accordance with Regulation S under the Securities Act. The 7.875% Notes were issued at a price of 100.0% of their principal amount. Catalent used a portion of the net proceeds from the offering of the 7.875% Notes to finance a portion of its tender offer for the Senior Toggle Notes and partial redemption of the Senior Toggle Notes as described above. We may redeem these notes at par plus specified declining premiums set forth in the senior subordinated indenture plus any accrued and unpaid interest to the date of redemption.

Senior Subordinated Notes

On April 10, 2007, we issued €225.0 million 9 3/4 % Euro-denominated ($300.3 million dollar equivalent at the exchange rate effective on the issue date) Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company (including the senior credit facilities and the Senior Toggle Notes). Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on each April 15 and October 15, which commences on October 15, 2007. We may redeem these notes at par plus specified declining premiums set forth in the senior subordinated indenture plus any accrued and unpaid interest to the date of redemption.

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

As of December 31, 2012, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

8.	INCOME TAXES

The Company accounts for income taxes in accordance with the provision of ASC 740 Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Germany and the United Kingdom. We are no longer subject to non-U.S. income tax examinations for years prior to 2001. Under the terms of the purchase agreement related to the Acquisition, the Company is indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of December 31, 2012, approximately $8 million of unrecognized tax benefits is subject to indemnification by Cardinal.

As of December 31, 2012, the Company had a total of $35.2 million of unrecognized tax benefits. Of this amount, $9.9 million represents the amount of unrecognized tax benefits, which, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2012, the Company has approximately $6.2 million of accrued interest and penalties related to uncertain tax positions. The portion of such interest and penalties subject to indemnification by Cardinal is $5.4 million.

9.	EMPLOYEE RETIREMENT BENEFIT PLANS

Components of the Company’s net periodic benefit costs are as follows:

(in millions)	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011
Components of net periodic benefit cost:
Service cost	$0.8	$0.6	$1.5	$1.3
Interest cost	3.1	3.3	6.1	6.6
Expected return on plan assets	(2.5)	(2.7)	(5.0)	(5.4)
Amortization (1)	0.2	—	0.4	0.1

Net amount recognized	$1.6	$1.2	$3.0	$2.6

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).

10.	RELATED PARTY TRANSACTIONS

Advisor Transaction and Management Fees

The Company is party to a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investors’ investment in Phoenix. The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the Three and Six Months Ended December 31, 2012 this management fee was approximately $3.3 and $6.6 million, respectively and was approximately $2.8 million and $5.7 million, respectively for the Three and Six months ended December 31, 2011 and is recorded within Selling, General and Administrative expenses in the Consolidated Statements of Operations.

11.	EQUITY-BASED COMPENSATION

The following table summarizes the impact of the equity-based compensation expense recorded in the Company’s Statement Operations:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2012	2011	2012	2011
Stock compensation expense in selling, general and administrative	$0.6	$0.8	$1.6	$1.7

STOCK OPTIONS

The activity of the equity-based compensation program for the Three and Six Months Ended December 31, 2012 is presented below:

	Time Based Awards Number of Shares	Performance Based Awards Number of Shares	Market Based Awards Number of Shares
Balance at June 30, 2012	38,577	11,614	23,203
Granted	1,400	468	932
Exercised	(75)	—	—
Forfeited /Cancelled	(970)	(298)	(583)

Balance at December 31, 2012	38,932	11,784	23,552

RESTRICTED STOCK UNITS

In addition to nonqualified stock options, as of December 31, 2012 the Company had 3,500 outstanding restricted stock units, with respect to compensation for participants, to receive shares of common stock equal to the units vested upon settlement. As of December 31, 2012, there were 1,533 non-vested restricted stock units.

12.	COMMITMENTS AND CONTINGENCIES

On March 24, 2011, a manufacturing operation located in Corby, United Kingdom was damaged by a fire. All employees and contractors on site were safely evacuated with no injuries reported. The Company has recorded expenses for inventory that was damaged and additional costs associated with transition activities and the associated insurance recoveries in the income statement line item Property and Casualty (Gains)/ Losses within continuing operations. Given the inherent nature of property damage and insurance claims, expenses may be recognized in different periods than the associated insurance recoveries. During the three and six months prior year period ended December 31, 2011, the company recorded net insurance recoveries of $14.1 and $14.6 million, respectively. In addition, the Company has also made appropriate provisions for cost of property damage and site decommissioning costs.

As has been previously disclosed with regard to the Company’s participation in a multi employer pension plan, the Company notified the plan trustees of its withdrawal from such plan in fiscal 2012. The withdrawal from the plan resulted in the recognition of a liability associated with the Company’s long term obligations amounting to $29.9 million, $25.4 million of which was recorded as an expense within discontinued operations as it related to the commercial packaging operation that was sold in June 2012. The actuarial review process, which is administered by the plan trustees, is ongoing and we await final determination from as to the company’s ultimate liability. The annual cash impact associated with our long term obligation approximates $1.2 million per year.

The Company, along with several pharmaceutical companies, is named as a defendant in one hundred and seventy eight civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including making a determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

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

Summarized Consolidated Statements of Operations data for discontinued operations are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(in millions)	2012	2011	2012	2011
Net revenue	$—	$23.2	$—	$52.7
Earnings /(loss) before income taxes	0.2	—	—	1.6
Income tax (benefit)/expense	—	—	—	—
Earnings/ (loss) from discontinued operations, net of tax	$0.2	$—	$—	$1.6

14.	SEGMENT INFORMATION

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

The following tables include net revenue and Segment EBITDA during the Three and Six Months Ended December 31, 2012:

(in millions)	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011
Oral Technologies
Net revenue	$290.1	$295.4	$549.9	$581.3
Segment EBITDA	79.3	76.8	138.4	145.4
Medication Delivery Solutions
Net revenue	52.5	51.3	97.3	106.9
Segment EBITDA	6.8	6.4	8.8	10.7
Development and Clinical Services
Net revenue	96.4	51.1	205.1	95.9
Segment EBITDA	18.7	9.7	39.6	18.2
Inter-segment revenue elimination	(2.9)	(4.2)	(4.2)	(8.9)
Unallocated Costs (1)	(32.7)	(3.2)	(45.0)	(16.7)
Combined Total
Net revenue	436.1	393.6	848.1	775.2
EBITDA from continuing operations	$72.1	$89.7	$141.8	$157.6

(1)	Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(in millions)	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011
Impairment charges and gain/(loss) on sale of assets	$(2.6)	$0.4	$(2.4)	$0.8
Equity compensation	(0.6)	(0.8)	(1.6)	(1.7)
Restructuring and other special items	(10.0)	(13.9)	(14.5)	(18.7)
Property and casualty losses	—	14.1	—	14.6
Sponsor advisory fee	(3.3)	(2.8)	(6.6)	(5.7)
Noncontrolling interest	—	(0.8)	—	(0.3)
Other income (expense)(2) , net	(12.0)	6.3	(12.0)	2.4
Non-allocated corporate costs, net	(4.2)	(5.7)	(7.9)	(8.1)

Total unallocated costs	$(32.7)	$(3.2)	$(45.0)	$(16.7)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation and expenses related to financing transactions during the period

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

(in millions)	Three Months Ended December 31, 2012	Three Months Ended December 31, 2011	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011
Earnings/(loss) from continuing operations	$(27.6)	$12.5	$(47.1)	$5.7
Depreciation and amortization	38.5	29.6	75.8	58.2
Interest expense, net	53.2	41.1	107.1	83.2
Income tax (benefit)/expense	8.0	7.3	6.0	10.8
Noncontrolling interest	—	(0.8)	—	(0.3)

EBITDA from continuing operations	$72.1	$89.7	$141.8	$157.6

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial Statements:

(in millions)	December 31, 2012	June 30, 2012
Assets
Oral Technologies	$2,567.2	$2,589.6
Medication Delivery Solutions	278.7	251.7
Development and Clinical Services	643.7	671.5
Corporate and eliminations	(400.1)	(373.8)

Total assets	$3,089.5	$3,139.0

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Supplementary balance sheet information at December 31, 2012 and June 30, 2012, is detailed in the following tables.

(in millions)	December 31, 2012	June 30, 2012
Raw materials and supplies	$85.4	$69.8
Work-in-process	27.1	25.1
Finished goods	50.7	32.3

Total inventory, gross	163.2	127.2
Inventory reserves	(11.3)	(8.5)

Total inventory, net	$151.9	$118.7

Prepaid and other assets

Prepaid and other assets consist of the following:

(in millions)	December 31, 2012	June 30, 2012
Prepaid expenses	$14.4	$24.2
Spare parts supplies	12.0	11.7
Deferred taxes	19.1	18.6
Other current assets	52.9	54.2

Total prepaid and other assets	$98.4	$108.7

Property and equipment

Property and equipment consists of the following:

(in millions)	December 31, 2012	June 30, 2012
Land, buildings and improvements	$558.0	$527.3
Machinery and equipment	617.4	586.2
Furniture and fixtures	9.6	8.5
Construction in progress	66.0	54.2

Property and equipment, at cost	1,251.0	1,176.2
Accumulated depreciation	(422.6)	(366.5)

Property and equipment, net	$828.4	$809.7

Other assets

Other assets consist of the following:

(in millions)	December 31, 2012	June 30, 2012
Deferred long term debt financing costs	$22.5	$22.6
Other	21.6	19.2

Total other assets	$44.1	$41.8

Other accrued liabilities

Other accrued liabilities consist of the following:

(in millions)	December 31, 2012	June 30, 2012
Accrued employee-related expenses	$61.4	$86.8
Restructuring accrual	8.5	9.8
Deferred income tax	1.7	1.6
Accrued interest	19.3	18.3
Interest rate swaps	8.8	23.2
Deferred revenue and fees	27.6	25.4
Accrued income tax	36.7	31.4
Other accrued liabilities and expenses	53.5	65.4

Total other accrued liabilities	$217.5	$261.9

16.	SUBSEQUENT EVENTS

In the preparation of its consolidated financial statements, the Company completed an evaluation of the impact of any subsequent events and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

17.	GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

All obligations under the senior secured credit agreement, the Senior Toggle Notes, the € 225 million 9 3/4% Euro-denominated Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”) and the 7 7/8% Notes are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.

The following condensed financial information presents the Company’s Consolidating Balance Sheet as of December 31, 2012 and June 30, 2012, the Consolidating Statements of Operations for the Three and Six Months Ended December 31, 2012 and December 31, 2011 and Cash Flows for the Six Months Ended December 31, 2012 and December 31, 2011 detailing: (a) Catalent Pharma Solutions, Inc. (“Issuer” and/or “Parent”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended December 31, 2012

(in millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$158.7	$281.2	$(3.8)	$436.1
Cost of products sold	—	91.4	208.5	(3.8)	296.1

Gross Margin	—	67.3	72.7	—	140.0
Selling, general and administrative expenses	0.5	59.0	26.7	—	86.2
Impairment charges and (gain)/loss on sale of assets	—	2.7	(0.1)	—	2.6
Restructuring and other	—	1.4	4.2	—	5.6
Property and casualty (gain)/losses, net	—	—	—	—	—

Operating earnings/(loss)	(0.5)	4.2	41.9	—	45.6
Interest expense, net	48.0	—	5.2	—	53.2
Other (income)/expense, net	(21.8)	(50.7)	22.0	62.5	12.0

Earnings/(loss) from continuing operations before income taxes	(26.7)	54.9	14.7	(62.5)	(19.6)
Income tax (benefit)/expense	0.7	1.4	5.9	—	8.0

Earnings/(loss) from continuing operations	(27.4)	53.5	8.8	(62.5)	(27.6)
Earnings/(loss) from discontinued operations, net of tax	—	0.2	—	—	0.2

Net earnings/(loss)	(27.4)	53.7	8.8	(62.5)	(27.4)
Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	—	—	—	—

Net earnings/(loss) attributable to Catalent	(27.4)	53.7	8.8	(62.5)	(27.4)

Other Comprehensive income/(loss), net of tax	(8.8)	0.1	(6.3)	6.2	(8.8)

Comprehensive income/(loss) attributable to Catalent	$(36.2)	$53.8	$2.5	$(56.3)	$(36.2)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended December 31, 2011

(in millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$129.9	$267.2	$(3.5)	$393.6
Cost of products sold	—	72.1	198.1	(3.5)	266.7

Gross margin	—	57.8	69.1	0.0	126.9
Selling, general and administrative expenses	0.7	50.8	24.9	—	76.4
Impairment charges and (gain)/loss on sale of assets	—	(0.2)	(0.2)	—	(0.4)
Restructuring and other	—	1.7	8.7	—	10.4
Property and casualty losses	—	—	(14.1)	—	(14.1)

Operating earnings/(loss)	(0.7)	5.5	49.8	0.0	54.6
Interest expense, net	36.9	(0.3)	4.5	—	41.1
Other (income)/expense, net	(45.9)	(29.8)	1.2	68.2	(6.3)

Earnings/(loss) from continuing operations before income taxes	8.3	35.6	44.1	(68.2)	19.8
Income tax (benefit)/expense	(3.4)	1.3	9.4	—	7.3

Earnings/(loss) from continuing operations	11.7	34.3	34.7	(68.2)	12.5
Loss from discontinued operations	—	0.0	—	—	0.0

Net earnings/(loss)	11.7	34.3	34.7	(68.2)	12.5
Net earnings/(loss) attributable to noncontrolling interest	—	—	0.8	—	0.8

Net earnings/(loss) attributable to Catalent	11.7	34.3	33.9	(68.2)	11.7

Other Comprehensive income/(loss),net of tax	4.9	0.3	(20.2)	19.9	4.9

Comprehensive income/(loss) attributable to Catalent	$16.6	$34.6	$13.7	$(48.3)	$16.6

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Six Months Ended December 31, 2012

(in millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$308.3	$550.7	$(10.9)	$848.1
Cost of products sold	—	190.0	411.5	(10.9)	590.6

Gross Margin	—	118.3	139.2	—	257.5
Selling, general and administrative expenses	1.6	114.1	52.3	—	168.0
Impairment charges and (gain)/loss on sale of assets	—	2.5	(0.1)	—	2.4
Restructuring and other	—	2.4	6.7	—	9.1
Property and casualty (gain)/losses, net	—	—	—	—	—

Operating earnings/(loss)	(1.6)	(0.7)	80.3	—	78.0
Interest expense, net	96.7	0.3	10.1	—	107.1
Other (income)/expense, net	(52.6)	(68.8)	42.3	91.1	12.0

Earnings/(loss) from continuing operations before income taxes	(45.7)	67.8	27.9	(91.1)	(41.1)
Income tax (benefit)/expense	1.4	3.2	1.4	—	6.0

Earnings/(loss) from continuing operations	(47.1)	64.6	26.5	(91.1)	(47.1)
Earnings/(loss) from discontinued operations, net of tax	—	—	—	—	—

Net earnings/(loss)	(47.1)	64.6	26.5	(91.1)	(47.1)
Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	—	—	—	—

Net earnings/(loss) attributable to Catalent	(47.1)	64.6	26.5	(91.1)	(47.1)

Other Comprehensive income/(loss), net of tax	25.4	0.4	37.0	(37.4)	25.4

Comprehensive income/(loss) attributable to Catalent	$(21.7)	$65.0	$63.5	$(128.5)	$(21.7)

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Six Months Ended December 31, 2011

(in millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$258.1	$524.8	$(7.7)	$775.2
Cost of products sold	—	144.1	394.2	(7.7)	530.6

Gross margin	—	114.0	130.6	0.0	244.6
Selling, general and administrative expenses	1.5	98.1	51.9	—	151.5
Impairment charges and (gain)/loss on sale of assets	—	(0.5)	(0.3)	—	(0.8)
Restructuring and other	—	2.3	8.9	—	11.2
Property and casualty losses	—	—	(14.6)	—	(14.6)

Operating earnings/(loss)	(1.5)	14.1	84.7	0.0	97.3
Interest expense, net	73.4	(0.3)	10.1	—	83.2
Other (income)/expense, net	(78.8)	(46.1)	9.1	113.4	(2.4)

Earnings/(loss) from continuing operations before income taxes	3.9	60.5	65.5	(113.4)	16.5
Income tax (benefit)/expense	(3.1)	2.9	11.0	—	10.8

Earnings/(loss) from continuing operations	7.0	57.6	54.5	(113.4)	5.7
Loss from discontinued operations	—	1.8	(0.2)	—	1.6

Net earnings/(loss)	7.0	59.4	54.3	(113.4)	7.3
Net earnings/(loss) attributable to noncontrolling interest	—	—	0.3	—	0.3

Net earnings/(loss) attributable to Catalent	7.0	59.4	54.0	(113.4)	7.0

Other Comprehensive income/(loss), net of tax	(5.4)	(0.3)	(59.2)	59.5	(5.4)

Comprehensive income/(loss) attributable to Catalent	$1.6	$59.1	$(5.2)	$(53.9)	$1.6

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Balance Sheet

December 31, 2012

(In millions)

Unaudited

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets
Cash and equivalents	$0.7	$19.1	$53.0	$—	$72.8
Trade receivables, net	—	110.3	183.9	—	294.2
Intercompany receivables	(549.8)	1,157.7	868.1	(1,476.0)	—
Inventories	—	36.3	115.6	—	151.9
Prepaid expenses and other	17.2	30.2	51.0	—	98.4

Total current assets	(531.9)	1,353.6	1,271.6	(1,476.0)	617.3
Property and equipment, net	—	364.0	464.4	—	828.4
Goodwill	—	332.1	722.5	—	1,054.6
Other intangibles, net	—	98.1	309.3	—	407.4
Investment in subsidiaries	3,854.1	—	—	(3,851.4)	2.7
Deferred income taxes asset	4.0	68.0	65.7	—	137.7
Other assets	22.5	16.3	2.6	—	41.4

Total assets	$3,348.7	$2,232.1	$2,836.1	$(5,327.4)	$3,089.5

Liabilities and Shareholder’s Deficit
Current Liabilities
Current portion of long-term obligations & other short-term borrowings	$18.0	$2.6	$12.2	$—	$32.8
Accounts payable	—	44.8	87.3	—	132.1
Intercompany accounts payable	1,136.1	—	36.3	(1,172.4)	—
Other accrued liabilities	35.2	81.6	100.7	—	217.5

Total current liabilities	1,189.3	129.0	236.5	(1,172.4)	382.4
Long-term obligations, less current portion	2,600.1	25.7	40.9	—	2,666.7
Intercompany long-term debt	(81.4)	2.5	379.8	(300.9)	—
Pension liability	—	55.9	86.8	—	142.7
Deferred income taxes liability	11.1	110.5	97.6	—	219.2
Other liabilities	—	27.6	21.3	—	48.9
Shareholder’s Deficit:
Total Catalent shareholder’s deficit	(370.4)	1,880.9	1,973.2	(3,854.1)	(370.4)
Noncontrolling interest	—	—	—	—	—

Total shareholder’s deficit	(370.4)	1,880.9	1,973.2	(3,854.1)	(370.4)

Total liabilities and shareholder’s deficit	$3,348.7	$2,232.1	$2,836.1	$(5,327.4)	$3,089.5

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

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Six Months Ended December 31, 2012

Unaudited

(In millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by /(used in) operating activities from continuing operations	$(136.7)	$80.8	$81.6	—	$25.7
Net cash provided by/(used in) operating activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) operating activities	(136.7)	80.8	81.6	—	25.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and other productive assets	—	(32.7)	(20.1)	—	(52.8)
Proceeds from sale of property and equipment	—	0.1	0.1	—	0.2

Net cash provided by/(used in) investing activities from continuing operations	—	(32.6)	(20.0)	—	(52.6)
Net cash provided by/(used in) investing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) investing activities	—	(32.6)	(20.0)	—	(52.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	159.1	(72.5)	(86.6)	—	—
Net change in short-term borrowings	—	(4.6)	(2.5)	—	(7.1)
Proceeds from Borrowing, net	341.7	—	—	—	341.7
Payments related to long-term obligations	(358.9)	(1.5)	(9.9)	—	(370.3)
Reclassification of call premium payment	(7.6)	—	—	—	(7.6)
Equity contribution/(redemption)	0.4	—	—	—	0.4

Net cash (used in)/ provided by financing activities from continuing operations	134.7	(78.6)	(99.0)	—	(42.9)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—

Net cash (used in)/provided by financing activities	134.7	(78.6)	(99.0)	—	(42.9)

Effect of foreign currency on cash	—	—	3.6	—	3.6
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(2.0)	(30.4)	(33.8)	—	(66.2)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2.7	49.5	86.8	—	139.0

CASH AND EQUIVALENTS AT END OF PERIOD	$0.7	$19.1	$53.0	$—	$72.8

Catalent Pharma Solutions, Inc. and Subsidiaries

Consolidating Statements of Cash Flows

For the Six Months Ended December 31, 2011

Unaudited

(In millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by / (used in) operating activities from continuing operations	$(84.9)	$77.0	$54.4	$—	$46.5
Net cash provided by/(used in) operating activities from discontinued operations	—	3.6	(0.1)		3.5

Net cash provided by / (used in) operating activities	(84.9)	80.6	54.3	—	50.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	—	(15.0)	(32.9)	—	(47.9)
Proceeds from sale of property and equipment	—	1.1	0.4	—	1.5
Proceeds from insurance related to long lived assets	—	—	21.3	—	21.3

Net cash provided by/(used in) investing activities from continuing operations	—	(13.9)	(11.2)	—	(25.1)
Net cash provided by/(used in) investing activities from discontinued operations	—	(3.5)	—		(3.5)

Net cash provided by/(used in) investing activities	—	(17.4)	(11.2)	—	(28.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	85.9	(78.3)	(7.6)	—	0.0
Net change in short-term borrowings	—	—	(2.9)	—	(2.9)
Repayments of long-term obligations	(4.6)	—	(7.9)	—	(12.5)
Distribution to noncontrolling interest holder	—	—	—	—	—
Equity contribution (redemption)	1.1	—	—	—	1.1

Net cash (used in)/ provided by financing activities from continuing operations	82.4	(78.3)	(18.4)	—	(14.3)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—

Net cash provided by/(used in) financing activities	82.4	(78.3)	(18.4)	—	(14.3)

Effect of foreign currency on cash	—	—	(8.8)	—	(8.8)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(2.5)	(15.1)	15.9	—	(1.7)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3.6	33.4	168.1	—	205.1

CASH AND EQUIVALENTS AT END OF PERIOD	$1.1	$18.3	$184.0	$—	$203.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011

	Three Months Ended December 31,	Three Months Ended December 31,	Increase/(Decrease)
(in millions)	2012	2011	Change $	Change %
Net revenue	$436.1	$393.6	$42.5	11%
Cost of products sold	296.1	266.7	29.4	11%

Gross margin	140.0	126.9	13.1	10%
Selling, general and administrative expense	86.2	76.4	9.8	13%
Impairment charges and (gain)/loss on sale of assets	2.6	(0.4)	3.0	*
Restructuring and other	5.6	10.4	(4.8)	-46%
Property and casualty gain/(losses), net	—	(14.1)	14.1	*

Operating earnings/(loss)	45.6	54.6	(9.0)	-16%
Interest expense, net	53.2	41.1	12.1	29%
Other (income)/expense, net	12.0	(6.3)	18.3	*

Earnings/(loss) from continuing operations before income taxes	(19.6)	19.8	(39.4)	*
Income tax expense/ (benefit)	8.0	7.3	0.7	10%

Earnings/(loss) from continuing operations	(27.6)	12.5	(40.1)	*
Earnings /(loss) from discontinued operations	0.2	—	0.2	*

Net earnings/(loss)	(27.4)	12.5	(39.9)	*
Net earnings/(loss) attributable to noncontrolling interest	—	0.8	(0.8)	*

Net earnings/(loss) attributable to Catalent	$(27.4)	$11.7	$(39.1)	*

*	Percentage not meaningful

Net Revenue

Net revenue increased $42.5 million, or 11%, compared to the same period a year ago. The stronger U.S. dollar adversely impacted revenue by approximately 2%, or $6.6 million. Excluding the impact of foreign exchange, net revenue increased by $49.1 million, or 12%, as compared to the comparable period in the prior year. The increase was primarily due to the inclusion of the CTS business, acquired in February 2012, which generated approximately $44 million of revenue for the three months ended December 31, 2012 and other demand increases within our Development and Clinical Services segment.

Gross Margin

Gross margin increased $13.1 million, or 10%, compared to same period a year ago. The stronger U.S. dollar adversely impacted gross margin by approximately 2%, or $ 2.1 million. Excluding the impact of foreign exchange, gross margin increased by $15.2 million, or 12%. This increase in gross margin was due to the CTS acquisition within Development and Clinical Services and was also favorably impacted by research and development profit participation income recorded within the Oral Technologies segment.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by $9.8 million, or 13% compared to the comparable period of fiscal 2012. The U.S. dollar fluctuation decreased selling, general and administrative expense by less than 1%, or $0.6 million. Excluding the impact of foreign exchange, selling, general and administrative expense increased 14%, or $10.4 million, as compared to the same period a year ago and was primarily due to increased depreciation and amortization and the integration costs associated with the CTS acquisition.

Restructuring and Other

Restructuring and other charges of $5.6 million for the three months ended December 31, 2012 decreased $4.8 million compared to the same period from a year ago. The prior period charges were primarily related to closure of Oral Technology Softgel facility in the UK, which was closed in the second quarter of the prior year. The current period charges related to restructuring plans across several of our operations enacted to improve cost efficiency and included site consolidation and employee related charges.

Interest Expense, net

Interest expense, net of $53.2 million for the three months ended December 31, 2012 increased by $12.1 million, or 29%, compared to the to the period ended December 31, 2011, primarily driven by the $400 million incremental term loan borrowing entered into during the third fiscal quarter of the prior fiscal year and the increased interest associated with the extended portion of our U.S. dollar and Euro denominated term loans.

Other (Income)/Expense, net

Other (Income)/ expense, net of $12.0 million for the three months ended December 31, 2012 increased $18.3 million compared to the same period a year ago. The increased expense was primarily driven by an unrealized gain related to foreign currency translation which was recorded in the prior fiscal year, whereas no such gain was recorded in the current year period. In addition, the current year expense was impacted by the expense related to the October 2012 redemption of our Senior Toggle Notes, which included the call premium and the write off of unamortized deferred financing fees.

Provision/(Benefit) for Income Taxes

Our provision / (benefit) for income taxes for the three months ended December, 31 2012 was $8.0 million relative to losses before income taxes of $(19.6) million. Our provision / (benefit) for income taxes for the three months ended December 31, 2011 was $7.3 million relative to earnings before income taxes of $19.8 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review

The Company’s results on a segment basis for the Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011 are as follows:

	Three Months Ended December 31,		Increase/(Decrease)
(in millions)	2012	2011	Change $	Change %
Oral Technologies
Net revenue	$290.1	$295.4	$(5.3)	-2%
Segment EBITDA	79.3	76.8	2.5	3%
Medication Delivery Solutions
Net revenue	52.5	51.3	1.2	2%
Segment EBITDA	6.8	6.4	0.4	6%
Development and Clinical Services
Net revenue	96.4	51.1	45.3	89%
Segment EBITDA	18.7	9.7	9.0	93%
Inter-segment revenue elimination	(2.9)	(4.2)	1.3	*
Unallocated Costs (1)	(32.7)	(3.2)	(29.5)	*
Combined Total
Net revenue	436.1	393.6	42.5	11%
EBITDA from continuing operations	$72.1	$89.7	$(17.6)	-20%

*	Percentage not meaningful
(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,
(in millions)	2012	2011
Impairment charges and gain/(loss) on sale of assets	(2.6)	$0.4
Equity compensation	(0.6)	(0.8)
Restructuring and other special items	(10.0)	(13.9)
Property and casualty losses	—	14.1
Sponsor advisory fee	(3.3)	(2.8)
Noncontrolling interest	—	(0.8)
Other income (expense)(2) , net	(12.0)	6.3
Non-allocated corporate costs, net	(4.2)	(5.7)

Total unallocated costs	$(32.7)	$(3.2)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation and expenses related to financing transactions during the period

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA from continuing operations

	Three Months Ended December 31,
(in millions)	2012	2011
Earnings/(loss) from continuing operations	$(27.6)	$12.5
Depreciation and amortization	38.5	29.6
Interest expense, net	53.2	41.1
Income tax (benefit)/expense	8.0	7.3
Noncontrolling interest	—	(0.8)
EBITDA from continuing operations	$72.1	$89.7

Oral Technologies segment

Net revenue decreased by 2%, or $5.3 million, compared to the same period a year ago. The stronger U.S. dollar negatively impacted revenue by approximately 2%, or $6.1 million. Excluding the impact of foreign exchange rates, net revenue increased by

$0.8 million. On a constant currency basis, net revenue was generally comparable to the prior year as increased demand for consumer health softgel products and research and development profit participation revenue was partially offset by lower demand for certain products utilizing our Zydis technology platform.

Segment EBITDA increased by 3%, or $2.5 million. Oral Technologies’ EBITDA was negatively impacted by the stronger U.S. dollar by approximately 2%, or $1.9 million. Excluding the impact of foreign exchange rates, the increase was $4.4 million, or 6%, and was primarily related to the research and development profit participation revenue, as well as due to improved fixed manufacturing cost management, partially offset by the decreased demand for certain products utilizing our Zydis technology platform, as discussed above.

Medication Delivery Solutions segment

Net revenue increased by 2%, or $1.2 million, as compared to the same period of the prior fiscal year. The stronger U.S. dollar negatively impacted revenue by approximately 2%, or $0.9 million. Excluding the impact of foreign exchange, net revenue increased by 4%, or $2.1 million, driven by increased demand for our biologic offerings in North America.

Segment EBITDA increased by 6%, or $0.4 million, as compared to the same period of the prior fiscal year. The stronger U.S. dollar negatively impacted the segment’s EBITDA by approximately 2%, or $0.1 million. Excluding the impact of foreign exchange rates, the segment’s EBITDA increased by 8%, or $0.5 million, and was attributable to the biologics revenue increases as noted above.

Development and Clinical Services segment

Net revenues increased by $45.3 million, or 89%. The CTS acquisition, which closed in the third quarter of the previous fiscal year, accounted for approximately $45 million of the revenue increase. The remaining increase was primarily related to stronger demand for analytical services within North America. The impact of foreign exchange fluctuations did not materially impact the segment’s results.

Segment EBITDA increased by $9.0 million, or 93%, as compared to the prior year period. The increase was primarily due to the acquisition of the CTS business and stronger demand for the Company’s analytical services. Foreign exchange fluctuations did not materially impact the segment’s EBITDA.

Six Months Ended December 31, 2012 compared to the Six Months Ended December 31, 2011

	Six Months Ended December 31,	Six Months Ended December 31,	Increase/(Decrease)
(in millions)	2012	2011	Change $	Change %
Net revenue	$848.1	$775.2	$72.9	9%
Cost of products sold	590.6	530.6	60.0	11%

Gross margin	257.5	244.6	12.9	5%
Selling, general and administrative expense	168.0	151.5	16.5	11%
Impairment charges and (gain)/loss on sale of assets	2.4	(0.8)	3.2	*
Restructuring and other	9.1	11.2	(2.1)	-19%
Property and casualty gain/(losses), net	—	(14.6)	14.6	*

Operating earnings/(loss)	78.0	97.3	(19.3)	-20%
Interest expense, net	107.1	83.2	23.9	29%
Other (income)/expense, net	12.0	(2.4)	14.4	*

Earnings/(loss) from continuing operations before income taxes	(41.1)	16.5	(57.6)	*
Income tax expense/ (benefit)	6.0	10.8	(4.8)	-44%

Earnings/(loss) from continuing operations	(47.1)	5.7	(52.8)	*
Earnings /(loss) from discontinued operations	—	1.6	(1.6)	*

Net earnings/(loss)	(47.1)	7.3	(54.4)	*
Net earnings/(loss) attributable to noncontrolling interest	—	0.3	(0.3)	*

Net earnings/(loss) attributable to Catalent	$(47.1)	$7.0	$(54.1)	*

*	Percentage not meaningful

Net Revenue

Net revenue increased $72.9 million, or 9%, compared to the same period a year ago. The stronger U.S. dollar adversely impacted revenue by approximately 3%, or $25.7 million. Excluding the impact of foreign exchange, net revenue increased by $98.6 million, or 13%, as compared to the comparable period in the prior year. The increase was primarily due to the inclusion of the CTS business, acquired in February 2012, which generated approximately $94 million of revenue for the six months ended December 31, 2012. Increased demand for clinical services also contributed to the year-over-year revenue increase, but was partially offset by volume declines within the Oral Technologies segment related to certain products utilizing our Zydis delivery technology and prescription softgel products.

Gross Margin

Gross margin increased $12.9 million, or 5%, compared to the same period a year ago. The stronger U.S. dollar adversely impacted gross margin by approximately 3%, or $ 7.3 million. Excluding the impact of foreign exchange, gross margin increased by $20.2 million, or 8%. This increase in gross margin was due to the CTS acquisition within Development and Clinical Services and research and development profit participation income recorded within the Oral Technologies segment. This increase was partially offset by unfavorable product mix and volume declines in both the Oral Technologies and Medication Delivery Solutions segments.

Selling, General and Administrative Expense

Selling, general and administrative expense increased by 11%, or $16.5 million, compared to the comparable period of fiscal 2012. The U.S. dollar fluctuation decreased selling, general and administrative expense by approximately 2%, or $2.5 million. Excluding the impact of foreign exchange translation, selling, general and administrative expense increased 13%, or $19.0 million, as compared to the same period a year ago and was primarily due to increased depreciation and amortization and the integration costs associated with the CTS acquisition.

Restructuring and Other

Restructuring and other charges of $9.1 million for the six months ended December 31, 2012 decreased $2.1 million compared to the same period from a year ago. The prior period charges primarily related to closure of Oral Technology Softgel facility in UK in the second quarter of the prior year. The current period charges related to restructuring plans across several of our operations enacted to improve cost efficiency and included site consolidation and employee related charges.

Interest Expense, net

Interest expense, net of $107.1 million for the six months ended December 31, 2012 increased by $23.9 million or 29%, compared to the period ended December 31, 2011, primarily driven by the incremental term loan borrowing of $400 million which closed during the third quarter of fiscal year 2012, and the increased interest associated with the extension of the majority of our U.S. dollar and Euro denominated term loans.

Other (Income)/Expense, net

Other expense of $12.0 million increased by $14.4 million for the six months ended December 31, 2012 compared to income in the same period a year ago, primarily driven by the current year expense related to the October 2012 redemption of our Senior Toggle Notes, which included the call premium and the write off of unamortized deferred financing fees. In addition, other expense was impacted by the unrealized losses related to foreign currency translation that occurred in the current year period as compared to the unrealized foreign currency gains recorded in the same period of the prior fiscal year.

Provision/(Benefit) for Income

Our provision / (benefit) for income taxes for the six months ended December, 31 2012 was $6.0 million relative to losses before income taxes of $(41.1) million. Our provision / (benefit) for income taxes for the six months ended December 31, 2011 was $10.8 million relative to earnings before income taxes of $16.5 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review

The Company’s results on a segment basis for the Six Months Ended December 31, 2012 compared to the Six Months Ended December 31, 2011 are as follows:

	Six Months Ended
	December 31,		Increase/(Decrease)
(in millions)	2012	2011	Change $	Change %
Oral Technologies
Net revenue	$549.9	$581.3	$(31.4)	-5%
Segment EBITDA	138.4	145.4	(7.0)	-5%
Medication Delivery Solutions
Net revenue	97.3	106.9	(9.6)	-9%
Segment EBITDA	8.8	10.7	(1.9)	-18%
Development and Clinical Services
Net revenue	205.1	95.9	109.2	*
Segment EBITDA	39.6	18.2	21.4	*
Inter-segment revenue elimination	(4.2)	(8.9)	4.7	*
Unallocated Costs (1)	(45.0)	(16.7)	(28.3)	*
Combined Total
Net revenue	848.1	775.2	72.9	9%
EBITDA from continuing operations	$141.8	$157.6	$(15.8)	-10%

*	Percentage not meaningful
(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Six Months Ended December 31,
(in millions)	2012	2011
Impairment charges and gain/(loss) on sale of assets	(2.4)	$0.8
Equity compensation	(1.6)	(1.7)
Restructuring and other special items	(14.5)	(18.7)
Property and casualty losses	—	14.6
Sponsor advisory fee	(6.6)	(5.7)
Noncontrolling interest	—	(0.3)
Other income (expense)(2) , net	(12.0)	2.4
Non-allocated corporate costs, net	(7.9)	(8.1)

Total unallocated costs	$(45.0)	$(16.7)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation and expenses related to financing transactions during the period

Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA from continuing operations

	Six Months Ended December 31,
(in millions)	2012	2011
Earnings/(loss) from continuing operations	$(47.1)	$5.7
Depreciation and amortization	75.8	58.2
Interest expense, net	107.1	83.2
Income tax (benefit)/expense	6.0	10.8
Noncontrolling interest	—	(0.3)

EBITDA from continuing operations	$141.8	$157.6

Oral Technologies segment

Net revenue decreased by 5%, or $31.4 million, compared to the same period a year ago. The stronger U.S. dollar negatively impacted revenue by approximately 4%, or $21.9 million. Excluding the impact of foreign exchange rates, net revenue decreased by 2%, or $9.5 million. This decrease was primarily related to decreased demand for certain products utilizing our Zydis technology platform and for prescription softgel products. This decrease was offset by revenue related to research and development product participation income.

Segment EBITDA decreased by 5%, or $7.0 million. Oral Technologies’ EBITDA was negatively impacted by the stronger U.S. dollar by approximately 4%, or $6.4 million. Excluding the impact of foreign exchange rates, the decrease was $0.6 million, or less than 1%, and was primarily related to decreased product demand as noted above and unfavorable product mix within the segment, partially offset by the research and development product participation income recorded in the current fiscal year.

Medication Delivery Solutions segment

Net revenue decreased by 9%, or $9.6 million, as compared to the same period of the prior fiscal year. The stronger U.S. dollar negatively impacted revenue by approximately 3%, or $3.7 million. Excluding the impact of foreign exchange, net revenue decreased by 6%, or $5.9 million, primarily driven by decreased demand for injectable products at our European pre-filled syringe facilities, which was partially offset by increased demand for our biologic offerings.

Segment EBITDA decreased by 18%, or $1.9 million, as compared to the same period of the prior fiscal year. The decrease was primarily attributable to the decreased demand for injectable products as noted above, partially offset by cost saving initiatives executed within the segment and increased demand for biologics.

Development and Clinical Services segment

Net revenues increased by $109.2 million. The CTS acquisition, which closed in the third quarter of the previous fiscal year, accounted for approximately $94 million of the revenue increase. The remaining increase was primarily related to stronger demand for clinical services. Foreign exchange fluctuations did not materially impact the segment’s results.

Segment EBITDA increased by $21.4 million as compared to the prior year period. This increase was primarily due to the acquisition of the CTS business, stronger demand for clinical services, and cost savings initiatives across the segment, partially offset by an unfavorable mix shift to lower margin services. Foreign exchange fluctuations did not materially impact the segment’s results.

Liquidity and Capital Resources

Sources and Uses of Cash

The Company’s principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of December 31, 2012, the Company’s financing needs were supported by a $200.3 million revolving credit agreement, which was reduced by $15.2 million of outstanding letters of credit. The revolving credit agreement matures April 10, 2016. The April 10, 2016 maturity date is subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the Senior Toggle Notes, the 7.875% Notes, the Senior Subordinated Notes and certain other unsecured debt. As of December 31, 2012, we had no outstanding borrowings under the Company’s revolving credit agreement.

We continue to believe that the Company’s cash from operations and available borrowings under the revolving credit facility will be adequate to meet the Company’s future liquidity needs for at least the next twelve months.

Cash Flows

The following table summarizes the Company’s consolidated statement of cash flows from continuing operations:

	Six Months Ended December 31,
(in millions)	2012	2011	$ Change
Net cash provided by/(used in):
Operating activities	$25.7	$46.5	$(20.8)
Investing activities	$(52.6)	$(25.1)	$(27.5)
Financing activities	$(42.9)	$(14.3)	$(28.6)

Operating activities

For the six months period ended December 31, 2012, cash provided by operating activities was $25.7 million compared to $46.5 million for the comparable prior year period. The increase in cash provided by working capital accounts was offset by the higher cash payment towards increased interest expense on borrowing and other operating items as compared to the prior year period, resulting in lower cash flow from operations.

Investing activities

For the six months period ended December 31, 2012, cash used in investing activities was generally comparable to the prior year period with respect to acquisitions of property, plant and equipment, with cash paid of $52.8 in the current year period as compared to $47.9 million for the comparable prior year period. The prior year net cash outflow for investing activities was lowered by the receipt of $21 million of cash from our insurance provider related to our property damage claims resulting from the March 2011 plant fire at the Corby U.K. facility.

Financing activities

For the six months period ended December 31, 2012, cash used in financing activities was $42.9 million compared to cash used in financing activities of $14.3 million in the same period a year ago. The year-over-year fluctuation was primarily attributable to the repayments of approximately $20.0 million of principal payments on our long term obligations and was also impacted by changes related to our other short term liability.

Debt and Financing Arrangements

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of December 31, 2012, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans. These agreements include two U.S dollar-denominated agreements, one Euro-denominated agreement and one Yen-denominated interest rate swap agreement. The unrealized losses on our interest rate swaps that are designated as effective cash flow hedges for accounting purposes were $8.1 million, net of tax and are recorded within Accumulated Other Comprehensive Loss on our balance sheet at December 31, 2012.

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

As of December 31, 2012, the Company was in compliance with all restrictive covenants related to its long-term obligations

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

The senior credit facility and indentures governing the notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of December 31, 2012, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

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

The Company’s Adjusted EBITDA for the last twelve months ended December 31, 2012 based on the definitions in the Company’s indentures is calculated as follows:

(in millions)	Twelve Months Ended 31-Dec-12
Earnings/(loss) from continuing operations	$(50.7)
Interest expense, net	207.1
Income tax (benefit)/provision	11.7
Depreciation and amortization	147.4
Noncontrolling interest	(0.9)

EBITDA from continuing operations	314.6
Equity compensation (1)	3.6
Impairment charges and (gain)/loss on sale of assets (2)	5.1
Financing related expenses	10.9
U.S. GAAP Restructuring (3)	17.5
Acquisition, integration and other special items (4)	32.6
Property and casualty losses (5)	5.8
Foreign Exchange loss(gain) (included in other, net) (6)	0.1
Other adjustments	1.4
Sponsor monitoring fee (7)	12.8

Subtotal	404.4
Estimated cost savings	—

Adjusted EBITDA	$404.4

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges or gains and losses from the sale of assets not included in U.S. GAAP Restructuring discussed below.

(3)	Reflects U.S. GAAP restructuring charges which were primarily attributable to activities which focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure to optimize our business.

(4)	Primarily reflects acquisition and ongoing integration related costs attributable to the acquisition of the Aptuit CTS business and the purchase of the remaining 49% non-controlling interest in our joint venture in Eberbach, Germany.

(5)	Primarily reflects property and casualty (gains)/losses resulting from fire damage to a U.K. packaging services operation and the associated insurance reimbursements.

(6)	Reflects $2.0 million of unrealized foreign currency translation loss recorded on inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender. These unrealized losses were decreased by the exclusion of realized foreign currency exchange rate gains from the non-cash and cash settlement of inter-company loans of $1.9 million. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the companies trade operations.

(7)	Represents amount of sponsor advisory fee. See Related Party Transactions (Note 10) of the unaudited Consolidated Financial Statements.

Interest Rate Risk Management

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of December 31, 2012 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with the Company’s floating USD LIBOR and EURIBOR rate debt were designated as effective cash flow hedges. The derivative used to manage the risk associated with the Company’s floating TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt is an effective economic hedge but is not designated as an effective cash flow hedge for financial reporting purposes.

Currency Risk Management

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in Euros. At December 31, 2012, the Company had Euro denominated debt outstanding of $616.3 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in Accumulated Other Comprehensive Income/(Loss) as part of the cumulative translation adjustment. For the six months ended December 31, 2012, the Company recorded $25.8 million as a loss within cumulative translation adjustment. The net accumulated gain of this net investment as of December 31, 2012 included within Other Comprehensive Income/(Loss) was approximately $58.1 million. For the three and six months ended December 31, 2012, the Company recognized an unrealized foreign exchange loss of $3.3 million and $9.6 million, respectively, in the consolidated statement of operations related to a portion of its Euro-denominated debt not designated as a net investment hedge. For the three and six months ended December 31, 2011, the Company recognized an unrealized foreign exchange gain of $5.0 million and $9.5 million, respectively. Amounts are reclassified out of Accumulated Other Comprehensive Income into earnings when the hedged net investment is either sold or substantially liquidated.

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

Off-Balance Sheet Arrangements

Other than operating leases, we do not have any material off-balance sheet arrangements as of December 31, 2012.

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

Interest Rate Risk

The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of December 31, 2012, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans due in April and May 2013. These agreements include two U.S dollar-denominated, one Euro-denominated and one Yen-denominated interest rate swap agreements.

As of December 31, 2012, the Company had three outstanding interest rate derivatives which were designated as effective hedges for accounting purposes, with a combined notional value of $760.0 million and €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in Accumulated Other Comprehensive Income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In addition, the Company has a Japanese Yen interest rate swap which is economically effective but is not designated as an effective hedge for financial reporting and is included in the Consolidated Statements of Operations as Other (Income)/Expense.

Foreign Currency Exchange Risk

By nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European Euro, British pound, Argentinean peso, Brazilian real and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, the functional currency of the parent. The financial statements of our operations outside the U.S. are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of other comprehensive income utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other expense, net”. Such foreign currency transaction gains and losses include inter-company loans denominated in non—U.S. dollar currencies.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

On February 17, 2012, the Company completed its acquisition of the CTS Business of Aptuit by purchasing the outstanding shares of capital stock of Aptuit Holdings, Inc. (as discussed in Note 2 to the Consolidated Financial Statements). Aptuit Holdings, Inc.’s operations contributed approximately $45 million and approximately $94 million in revenues to our consolidated financial results for the three and six Months Ended December 31, 2012, respectively and had total assets of approximately $483.0 million as of December 31, 2012 (of which approximately $343.0 million represented goodwill and identifiable intangible assets). The Company continues to evaluate the internal control over financial reporting of the acquired business. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Aptuit Holdings, Inc. was excluded from a formal evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012.

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

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. Currently, the Company is a named defendant in seventy-eight pending isotretinoin lawsuits. Plaintiffs allege that they suffer from inflammatory bowel disease and other disorders as a result of their ingestion of Amnesteem. The geographic distribution of these seventy-eight lawsuits is as follows: seventy-seven in the Superior Court, Atlantic County, New Jersey and one in the Superior Court, County of Orange, California. The New Jersey cases and several of the other cases have been brought by a consortium of plaintiffs’ law firms, including Seeger Weiss. The following discussion contains more detail about the lawsuits.

Seventy-seven lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by individual plaintiffs who claim to have ingested Amnesteem, and, in some cases, one or more competing branded generic isotretinoin products, including Sotret® (Ranbaxy) and/or Claravis® (Barr), as well as Accutane (the innovator isotretinoin product sold by Hoffmann-La Roche). Fifty-two of these cases allegedly involve the use of both Accutane and one or more of the branded generic forms of isotretinoin. Such cases, which include one or more Roche entities as defendants, are filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all Accutane lawsuits pending in New Jersey state courts. The remaining twenty-five cases do not involve the use of Accutane, but allegedly involve the use of one or more branded generic isotretinoin products, including Amnesteem. These cases are not part of the Accutane mass tort litigation; these non-mass tort, generics-only cases have been consolidated for discovery purposes but not for trial. All seventy-seven of the cases pending in New Jersey, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name the pharmaceutical companies whose respective isotretinoin products each plaintiff allegedly ingested.

On June 26, 2012 a motion to Dismiss with Prejudice was filed in the Superior Court of New Jersey, Atlantic County, Law Division, dismissing two hundred and twenty-nine cases filed against the Company. To date, a total of three hundred and one cases have either been dismissed or settled.

Although expressed in various terms, generally speaking, all seventy-eight lawsuits set forth some or all of the standard array of product liability claims, including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.1	The following financial information from Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 formatted in XBRL: (i) Consolidated Statement of Operations for the Three and Six Months Ended December 31, 2012 and 2011; (ii) Condensed Consolidated Statements of Comprehensive Income at December 31, 2012 and December 31, 2011 (iii) Consolidated Balance Sheets at December 31, 2012 and June 30, 2012; (iv) Consolidated Statement of Changes in Shareholders’ Deficit as of December 31, 2012; (v) Consolidated Statement of Cash Flows for the Three and Six Months Ended December 31, 2012 and 2011; and (vi) Notes to unaudited Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date: February 11, 2013	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date: February 11, 2013	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Senior Vice President & Chief Financial Officer