Form 10-Q
period 2013-03-31
Catalent Pharma Solutions, Inc.
filed 2013-05-13
CIK 1416083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
333-147871
(Commission File Number)
 _____________________________
Catalent Pharma Solutions, Inc.
(exact name of registrant as specified in its charter)
_____________________________

Delaware	13-3523163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Schoolhouse Road, Somerset, NJ	08873
(Address of principal executive offices)	(Zip code)
(732) 537-6200
(Registrant’s telephone number, including area code)
_____________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2013, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net revenue	$447.0	$441.3	$1,295.1	$1,216.5
Cost of products sold	309.6	292.8	900.2	823.4
Gross margin	137.4	148.5	394.9	393.1
Selling, general, and administrative expenses	83.7	90.8	251.7	242.3
Impairment charges and (gain)/loss on sale of assets	2.2	(0.6)	4.6	(1.4)
Restructuring and other	3.6	1.4	12.7	12.6
Property and casualty (gain)/losses, net	—	4.1	—	(10.5)
Operating earnings, income/(loss)	47.9	52.8	125.9	150.1
Interest expense, net	53.6	48.0	160.7	131.2
Other (income)/expense, net	8.3	(0.7)	20.3	(3.1)
Earnings/(loss) from continuing operations before income taxes	(14.0)	5.5	(55.1)	22.0
Income tax expense/(benefit)	(0.1)	8.2	5.9	19.0
Earnings/(loss) from continuing operations	(13.9)	(2.7)	(61.0)	3.0
Earnings/(loss) from discontinued operations, net of tax	(4.9)	(5.6)	(4.9)	(4.0)
Net earnings/(loss)	(18.8)	(8.3)	(65.9)	(1.0)
Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	0.9	—	1.2
Net earnings/(loss) attributable to Catalent	$(18.8)	$(9.2)	$(65.9)	$(2.2)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net earnings/(loss)	$(18.8)	$(8.3)	$(65.9)	$(1.0)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(36.7)	1.8	(25.2)	(9.2)
Defined benefit pension plan	—	1.6	—	1.6
Deferred compensation/(benefit)	0.4	0.5	0.8	0.2
Earnings/(loss) on derivatives for the period	7.2	3.5	20.7	9.4
Other comprehensive income/(loss), net of tax	(29.1)	7.4	(3.7)	2.0
Comprehensive earnings/(loss)	(47.9)	(0.9)	(69.6)	1.0
Comprehensive income/(loss) attributable to noncontrolling interest	—	(4.1)	—	(3.8)
Comprehensive earnings/(loss) attributable to Catalent	$(47.9)	$3.2	$(69.6)	$4.8
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions except per share amounts)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$87.5	$139.0
Trade receivables, net	316.5	338.3
Inventories, net	143.2	118.7
Prepaid expenses and other	84.4	108.7
Total current assets	631.6	704.7
Property plant and equipment, net	807.0	809.7
Other assets:
Goodwill	1,023.1	1,029.9
Other intangibles, net	381.4	417.7
Deferred income taxes	136.6	135.2
Other	41.6	41.8
Total assets	$3,021.3	$3,139.0
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$29.6	$43.2
Accounts payable	138.8	134.2
Other accrued liabilities	220.6	261.9
Total current liabilities	389.0	439.3
Long-term obligations, less current portion	2,645.6	2,640.3
Pension liability	142.8	140.3
Deferred income taxes	211.8	219.9
Other liabilities	49.5	49.9
Commitment and contingencies (see Note 12)
Shareholder’s equity/(deficit):
Common stock $0.01 par value; 1,000 shared authorized, 100 shares issued
Additional paid in capital	1,026.8	1,023.9
Accumulated deficit	(1,448.0)	(1,382.1)
Accumulated other comprehensive income/(loss)	3.8	7.5
Total Catalent shareholder’s equity/(deficit)	(417.4)	(350.7)
Noncontrolling interest	—	—
Total shareholder’s deficit	(417.4)	(350.7)
Total liabilities and shareholder’s deficit	$3,021.3	$3,139.0
The accompanying notes are an integral part of these unaudited consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholder’s Equity/(Deficit)
(Unaudited; Dollars in millions)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Shareholder’s (Deficit)/Equity
Balance at June 30, 2012	$—	$1,023.9	$(1,382.1)	$7.5	$(350.7)
Equity contribution		0.7			0.7
Equity compensation		2.2			2.2
Net income/(loss)			(65.9)		(65.9)
Other comprehensive income/(loss)				(3.7)	(3.7)
Balance at March 31, 2013	$—	$1,026.8	$(1,448.0)	$3.8	$(417.4)
The accompanying notes are an integral part of these unaudited consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Nine Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(65.9)	$(1.0)
Net earnings/(loss) from discontinued operations	(4.9)	(4.0)
Earnings/(loss) from continuing operations	(61.0)	3.0
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	114.9	92.8
Non-cash foreign currency transaction (gains)/losses, net	10.3	(1.8)
Amortization and write off of debt financing costs	13.0	11.4
Asset impairments and (gain)/loss on sale of assets	4.6	6.1
Proceeds from insurance related to long lived assets	—	(21.3)
Call premium payments and financing fees paid	7.6	—
Equity compensation	2.2	2.6
Provision/(benefit) for deferred income taxes	(7.2)	(1.5)
Provision for bad debts and inventory	7.2	5.0
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	20.8	(13.0)
Decrease/(increase) in inventories	(28.0)	(9.1)
Increase/(decrease) in accounts payable	5.0	(13.3)
Other accrued liabilities and operating items, net	(5.0)	21.0
Net cash provided by/(used in) operating activities from continuing operations	84.4	81.9
Net cash provided by/(used in) operating activities from discontinued operations	(1.2)	3.9
Net cash provided by/(used in) operating activities	83.2	85.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(84.8)	(67.6)
Proceeds from sale of property and equipment	0.3	2.0
Proceeds from insurance related to long lived assets	—	21.3
Payment for acquisitions, net	—	(459.2)
Net cash provided by/(used in) investing activities from continuing operations	(84.5)	(503.5)
Net cash provided by/(used in) investing activities from discontinued operations	—	(3.9)
Net cash provided by/(used in) investing activities	(84.5)	(507.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(9.5)	(1.3)
Payments related to revolver credit facility fees	—	(1.6)
Proceeds from Borrowing, net	399.3	386.8
Payments related to long-term obligations	(434.3)	(23.6)
Call premium payments	(7.6)	—
Distribution to noncontrolling interest holder	—	—
Equity contribution/(redemption)	0.7	1.1
Net cash (used in)/provided by financing activities from continuing operations	(51.4)	361.4
Net cash (used in)/provided by financing activities from discontinued operations	—	—
Net cash (used in)/provided by financing activities	(51.4)	361.4
Effect of foreign currency on cash	1.2	(9.0)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(51.5)	(69.2)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	139.0	205.1
CASH AND EQUIVALENTS AT END OF PERIOD	$87.5	$135.9
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$132.4	$101.0
Income taxes paid, net	$10.3	$13.0

The accompanying notes are an integral part of these unaudited consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Unaudited; Dollars in millions except per share amounts)

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013. The consolidated balance sheet at June 30, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2012 filed with the Securities and Exchange Commission.
Reclassifications
We made certain reclassifications to conform the prior period consolidated financial statements and notes to the current period presentation including classification of the U.S. based commercial packaging operations financial results within discontinued operations. The U.S. based commercial packaging operations were previously classified in the Packaging Services segment, which, concurrent with the sale, ceased being reported as a reportable segment. In addition, the historical financial results of the non-U.S. commercial packaging services operation, formerly generated from the U.K. based packaging facility, which was destroyed by fire, have been reclassified to the Oral Technologies segment.
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
Non-product revenue includes service related fees, royalty and research and development product license and participation fees, annual exclusivity fees, option fees to extend exclusivity agreements and milestone payments for attaining certain regulatory approvals and are recognized at fair value. Exclusivity payments are paid by customers in return for the Company’s commitment to manufacture certain products for those customers only. The revenue related to these agreements is recognized over the term of the exclusivity agreement or the term of the option agreement unless a particular milestone is designated, in which case revenue is recognized when service obligations or performance have been completed. Service revenue is primarily driven by our Development and Clinical Services business revenue of $93.0 million and $298.1 million, respectively for the three and nine months ended March 31, 2013 and $71.1 million and $167.0 million, respectively for the three and nine months ended March 31, 2012. Cost of services associated with this revenue was $67.7 million and $212.5 million, respectively for the three and nine months ended March 31, 2013 and $48.4 million and $112.6 million, respectively for the three and nine months ended March 31, 2012. The remaining segments recorded an ancillary amount of service revenue for all periods presented.
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
Property and Equipment and Other Definite Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 10 years; and furniture and fixtures—3 to 7 years. Depreciation expense was $27.9 million and $82.6 million, respectively for the three and nine months ended March 31, 2013 and $25.7 million and $69.3 million, respectively for the three and nine months ended March 31, 2012. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Intangible assets with finite lives, primarily including customer relationships and patents and trademarks continue to be amortized over their useful lives. The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to Codification Standard ASC 360 Property, Plant and Equipment (ASC 360). This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Consolidated Statements of Operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arms length transactions.
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general, and administrative expenses. Such research and development costs included in selling, general, and administrative expenses amounted to $3.4 million and $10.1 million, respectively for three and nine months ended March 31, 2013 and $4.5 million and $11.9 million, respectively for three and nine months ended March 31, 2012. Costs incurred in connection with research and development services we provide to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $9.1 million and $26.4 million, respectively for three and nine months ended March 31, 2013 and $8.9 million and $25.1 million, respectively for three and nine months ended March 31, 2012.
Recent Financial Accounting Standards
In March 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2013-05, “Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). ASU 2013-05 resolves the diversity in practice concerning the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. The guidance is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2013. The amendments described in the ASU are to be applied prospectively to derecognition events occurring after the effective date; prior periods are not to be adjusted. Catalent is currently evaluating the impact of this standard on our consolidated results of operations and financial position.
In February 2013, the FASB issued Accounting Standards Update No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements” (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure resulting from joint and several liability arrangements. Examples of obligations that fall within the scope of the ASU include certain debt arrangements, other contractual obligations, and settled litigation. The new guidance is effective on a retrospective basis for fiscal years and interim periods within those fiscal years beginning after December 15, 2013. Catalent is currently evaluating the impact of this standard and does not expect a material impact on the disclosures included in our consolidated financial statements.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires enhanced disclosures about items reclassified out of accumulated other comprehensive income (AOCI). For items reclassified to net income in their entirety, the ASU requires information about the effect of significant reclassification items to appear on separate line items of net income. For those items where direct reclassification to net income is not required, companies must provide cross-references to other disclosures that provide details about the effects of the reclassification out of AOCI. Expanded disclosures concerning current period changes in AOCI balances are also required for each component of OCI on the face of the financial statements or in the notes. ASU 2013-02 is effective prospectively for fiscal years beginning after December 15, 2012, and interim periods within those fiscal years. Catalent is currently evaluating the impact of this standard on the disclosures and presentation of our consolidated results of operations and financial position included in our consolidated financial statements.
In December 2011, the FASB issued Accounting Standards Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 will require disclosure of information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. In January 2013, the FASB issued Accounting Standards Update No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and certain securities borrowing and lending arrangements. The new guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The disclosures required are to be applied retrospectively for all comparative periods presented. Upon adoption, we do not expect that this standard will materially impact our disclosures included in our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires an entity to present items of net income, other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also initially required companies to display reclassification adjustments for each component of other comprehensive income in both net income and other comprehensive income on the face of the financial statements; however in December 2011, the FASB issued ASU 2011-12 which deferred this requirement. The amendments in the ASUs did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. During the first quarter of fiscal 2013, the Company adopted ASU 2011-05 and ASU 2011-12 and has elected to present the items of and total other comprehensive income in a separate statement following the Statement of Operations. As noted above, the FASB has issued ASU 2013-02 which provides guidance and the effective date for implementation of enhanced disclosure of items reclassified out of accumulated other comprehensive income.

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
As of March 31, 2013, the allocation of purchase price was comprised of:

(Dollars in millions)
Accounts receivable, net	$27.9
Plant, property and equipment, net	80.6
Unbilled services	11.8
Other assets	0.4
Goodwill	170.4
Intangibles	177.6
Accounts payable	(10.8)
Accrued liabilities	(7.0)
Deferred tax liability	(39.0)
Other liabilities	(1.6)
Unearned revenue	(9.5)
Total purchase price	$400.8
The goodwill recorded to the Clinical Services reporting unit of the Development and Clinical Services segment as of March 31, 2013 was $170.4 million. In addition, the Company expects approximately $6.8 million of goodwill to be tax deductible pursuant to the provisions of ASC 740 Income taxes.

3.	GOODWILL
The following table summarizes the changes between June 30, 2012 and March 31, 2013 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Oral Technologies	Medication Delivery Solutions	Development & Clinical Services	Total
Balance at June 30, 2012 (1)	$839.8	$—	$190.1	$1,029.9
Additions/(impairments)	—	—	1.0	1.0
Foreign currency translation adjustments	(4.6)	—	(3.2)	(7.8)
Balance at March 31, 2013	$835.2	$—	$187.9	$1,023.1

(1)	The opening balance is reflective of historical impairment charges related to the Medication Delivery Solutions segment of approximately $158.0 million.
No goodwill impairment charges were required during the current or comparable prior year period. When required, impairment charges are recorded within the Consolidated Statement of Operations as Impairment charges and (gain)/loss on sale of assets.

4.	DEFINITE LIVED LONG-LIVED ASSETS
The Company’s definite lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives.
The details of other intangible assets subject to amortization as of March 31, 2013 and June 30, 2012, are as follows:

(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2013
Amortized intangibles:
Core technology	$144.7	$(42.9)	$101.8
Customer relationships	212.2	(45.3)	166.9
Product relationships	225.6	(112.9)	112.7
Total intangible assets	$582.5	$(201.1)	$381.4

(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2012
Amortized intangibles:
Core technology	$145.0	$(37.5)	$107.5
Customer relationships	215.6	(33.4)	182.2
Product relationships	227.6	(99.6)	128.0
Total intangible assets	$588.2	$(170.5)	$417.7

Amortization expense was $11.2 million and $32.3 million, respectively for the three and nine months ended March 31, 2013 and $8.9 million and $23.5 million, respectively for the three and nine months ended March 31, 2012.
Amortization expense in future periods is estimated to be:

(Dollars in millions)	Remainder Fiscal 2013	2014	2015	2016	2017
Amortization expense	$11.7	$43.9	$43.5	$43.5	$42.8

5.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At March 31, 2013, the Company had euro denominated debt outstanding of $540.9 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in Accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. For the three and nine months ended March 31, 2013, the Company recorded a gain of $12.6 million and a loss of $13.2 million within cumulative translation adjustment. The net accumulated gain of this net investment as of March 31, 2013 included within other comprehensive income/(loss) was approximately $70.7 million. For the three and nine months ended March 31, 2013, the Company recognized an unrealized foreign exchange gain of $4.2 million and a loss of $5.4 million, respectively, in the consolidated statement of operations related to a portion of its euro-denominated debt not designated as a net investment hedge. For the three and nine months ended March 31, 2012, the Company recognized an unrealized foreign exchange loss of $2.0 million and a gain of $7.5 million, respectively.
Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the hedged net investment is either sold or substantially liquidated.
Credit Risk Related to Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.
As of March 31, 2013, the terminal value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $1.3 million. As of March 31, 2013, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted collateral of $4.5 million, in the form of letters of credit. If the Company had breached any of these provisions at March 31, 2013, it could have been required to settle its obligations under the agreements at their termination value of $1.3 million.
Counterparty Credit Risk Management
The Company’s derivative financial statements present certain market and counterparty risks; however, concentration of counterparty credit risk is mitigated as the Company deals with a variety of major banks worldwide. The Company would not be materially impacted if any of the counterparties to its derivative financial instruments outstanding at March 31, 2013 failed to perform according to the terms of its agreement. At this time, the Company does not require collateral or any other security to support derivative instruments subject to credit risk by its counterparties.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. During the period, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges for financial reporting purposes is recorded in accumulated other comprehensive income/(loss) on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
As of March 31, 2013, the Company had three outstanding interest rate derivatives which were effective for financial accounting. Two instruments had a combined notional value of $760.0 million and one had a notional value of €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $0.7 million will be reclassified from other comprehensive income/(loss) to interest expense.

On February 28, 2013, in connection with the refinancing of the Company’s €44.9 million Euro term loan, Catalent de-designated €35.0 million of the €240.0 million notional Euribor-based interest rate swap. Prior to de-designation, the effective portion of the change in fair value of the derivative was recorded as a component of other comprehensive income/(loss). The other comprehensive income/(loss) balance associated with the de-designated portion of the derivative will be reclassified to earnings when either the originally hedged forecasted interest payments on the hedged debt affect earnings or at the time the originally forecasted transactions become probable of not occurring. The amount of losses reclassified into earnings as a result of the discontinuance of a portion of the Euribor-based interest rate swap as a cash flow hedge for the three and nine months ended March 31, 2013 is $0.1 million.
Non-designated Hedges of Interest Rate Risk
Derivatives not designated as hedges for financial accounting purposes are not speculative and are used to manage the Company’s economic exposure to interest rate movements but, as of March 31, 2013, do not meet the hedge accounting requirements for financial reporting purposes of ASC 815 Derivatives and Hedging. Changes in the fair value of derivatives not designated as a hedge for financial accounting purposes are recorded directly into earnings as other expense, net. As of March 31, 2013, the Company had a ¥175 million notional value outstanding derivative maturing on May 15, 2013 that was not designated for financial accounting purposes as a hedge in a qualifying hedging relationship.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of March 31, 2013 and June 30, 2012.

(Dollars in millions)	Fair Values of Financial Derivatives Instruments on the Consolidated Balance Sheets
	Liability Derivatives As of March 31, 2013		Liability Derivatives As of June 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest rate swaps	Other accrued liabilities and other liabilities	$1.1	Other accrued liabilities and other liabilities	$23.1
Total derivatives designated as hedging instruments under ASC 815:		1.1		23.1
Derivatives not designated as hedging instruments under ASC 815:
Interest rate swaps	Other accrued liabilities and other liabilities	$0.2	Other accrued liabilities and other liabilities	$0.2
Total derivatives not designated as hedging instruments under ASC 815:		$0.2		$0.2

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Operations for the three and nine months ended March 31, 2013 and March 31, 2012.

(Dollars in millions)	Effect of Derivative Instruments on the Consolidated Statement of Operations
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in AOCI on Derivative (Effective Portion) for the Three and Nine Months Ended March 31,		Location of (Gain) or Loss Reclassified from AOCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCI into Income (Effective Portion) for the Three and Nine Months Ended March 31,		Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effective Testing) for the Three and Nine Months Ended March 31,
	2013	2012		2013	2012		2013	2012
Three Months Ended:
Interest rate swaps	$—	$3.2	Interest expense, net	$7.2	$6.7	Other (income)/ expense, net	0.1	—
Nine Months Ended:
Interest rate swaps	$1.1	$10.1	Interest expense, net	$21.8	$19.5	Other (income)/ expense, net	0.1	—

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of (Gain) or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative for the Three and Nine Months Ended March 31,
		2013	2012
Three Months Ended:
Interest rate swaps	Other (income)/expense, net	$—	$—
Nine Months Ended:
Interest rate swaps	Other (income)/expense, net	$—	$(0.1)

6.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
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

Fair value under ASC 820 is principally applied to financial assets and liabilities which, for Catalent, include both investments in money market funds and derivative instruments—interest rate swaps. The Company is not required to apply all the provisions of ASC 820 in financial statements to the nonfinancial assets and nonfinancial liabilities. There were no changes from the previously reported classification of financial assets and liabilities. The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements using:
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$9.3	$9.3	$—	$—
Liabilities
Interest rate swaps	$1.3	$—	$1.3	$—
The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012, aggregated by the level in the fair value hierarchy in which those measurements fall:

		Fair Value Measurements using:
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$5.9	$5.9	$—	$—
Liabilities
Interest rate swaps	$23.3	$—	$23.3	$—

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
The carrying amounts and the estimated fair values of financial instruments as of March 31, 2013 and June 30, 2012, are as follows:

	March 31, 2013		June 30, 2012
(Dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,675.2	$2,771.4	$2,683.5	$2,644.6
LIBOR interest rate swap	0.8	0.8	16.7	16.7
EURIBOR interest rate swap	0.3	0.3	6.4	6.4
TIBOR interest rate swap	$0.2	$0.2	$0.2	$0.2

The estimated fair values of these Level 2 liabilities are based on quoted market prices for the same or similar instruments and/or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

7.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at March 31, 2013 and June 30, 2012:

(Dollars in millions)	Maturity	March 31, 2013	June 30, 2012
Senior Secured Credit Facilities
Term loan facility dollar-denominated	September 2016	$792.2	$798.9
Term loan facility dollar-denominated	September 2017	647.2	591.2
Term loan facility euro-denominated	April 2014	—	56.3
Term loan facility euro-denominated	September 2016	263.7	257.7
9 1/2 % Senior Toggle Notes	April 2015	269.1	619.1
9 3/4 % Senior Subordinated euro-denominated Notes	April 2017	277.2	268.7
7 7/8 % Senior Notes	October 2018	348.2	—
$200.3 million Revolving Credit Facility	April 2016	—	—
Other Obligations	2013 to 2032	77.6	91.6
Total		2,675.2	2,683.5
Less: current portion and other short-term borrowings		29.6	43.2
Long-term obligations, less current portion short-term borrowings		$2,645.6	$2,640.3

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
The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings. Borrowings under the term loan facility and the revolving credit facility bear interest, at our option, at a rate equal to an applicable margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest per annum published by The Wall Street Journal from time to time, as the “prime lending rate” and (2) the federal funds rate plus one-half of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association Interest Settlement Rate for deposits in dollars for the interest period relevant to such borrowing adjusted for certain additional costs.
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
On June 1, 2011, the Company and certain lenders amended the Credit Agreement in order to extend the maturity for certain Revolving Credit Loans and Revolving Credit Commitments. In particular, the Company converted approximately$200.3 million of Revolving Credit Commitments and Revolving Credit Loans into new Revolving Tranche-2 Commitments and Revolving Tranche-2 Loans. The amendment set the applicable margin for the Revolving Tranche-2 Loans to a percentage per annum equal to at the Company's option (i) in the case of euro currency rate loans, 3.75%, or (ii) in the case of base rate loans, 2.75%, which may be reduced subject to our attaining certain leverage ratios. In addition, the Company extended the final maturity date of the converted facility to the ninth anniversary or April 10, 2016, subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the Senior Toggle Notes (defined below), the Senior Subordinated

Notes (defined below), the 7.875% Notes (defined below) and certain other unsecured debt which would cause the final maturity date to be an earlier date.
On February 17, 2012, in connection with the acquisition of the CTS Business, the Company entered into Amendment No. 2 to the Credit Agreement. The amendment provided senior secured financing consisting of a $400 million incremental term loan facility (the “Dollar Term-2 Loans”) pursuant to the exercise of the accordion feature under the Credit Agreement. The Dollar Term-2 Loans have substantially similar terms as the Dollar Term-1 Loans. The Company used the proceeds from the Dollar Term-2 Loans, along with cash on hand, to finance the acquisition of the CTS Business. The amendment set the applicable margin for the Dollar Term-2 Loans to a percentage per annum equal to at the Company's option (i) in the case of euro currency rate loans, 4.00%, subject to a floor of 1.25% or (ii) in the case of base rate loans, 3.00%, subject to a floor of 2.25%. The Dollar Term-2 Loans will mature on the earlier of (i) September 15, 2017 and (ii) the 91st day prior to the maturity of Company’s Senior Subordinated Notes or any permitted refinancing thereof; provided such Senior Subordinated Notes have an outstanding aggregate principal amount in excess of $100.0 million.
On February 23, 2012, the Company entered into Amendment No. 3 to the Credit Agreement to convert approximately $796.8 million of Dollar Term-1 Loans into new Extended Dollar Term-1 Loans (the “Extended Dollar Term-1 Loans”) and approximatley €207.7 million of Euro Term Loans into new Extended Euro Term Loans (the “Extended Euro Term Loans”) with the consent solely of those lenders that agreed to convert their Dollar Term-1 Loans and/or Euro Term Loans, respectively. The Extended Dollar Term-1 Loans and the Extended Euro Term Loans have substantially similar terms as the Dollar Term-1 Loans and Euro Term Loans. The amendment set the applicable margin for the Extended Dollar Term-1 Loans and Extended Euro Term Loans to a percentage per annum equal to at the Company's option (i) in the case of euro currency rate loans, 4.00% or (ii) in the case of base rate loans, 3.00%. The final maturity date of the Extended Dollar Term-1 Loans and Extended Euro Term Loans was extended to the earlier of (i) September 15, 2016 and (ii) the 91 day prior to the maturity of the Company’s Senior Toggle Notes or any permitted refinancing thereof; provided such Senior Toggle Notes have an outstanding aggregate principal amount in excess of $100.0 million. On March 1, 2012, the Company entered into the Extension Amendment to the Credit Agreement in order to extend the maturity of an additional $11.0 million of Dollar Term-1 Loans into Extended Dollar Term-1 Loans. In addition, the borrowing capacity of the $350.0 million revolving credit facility was reduced to approximately $200.3 million in order to maintain a cost effective debt structure which is appropriate for our financing needs.
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
On February 28, 2013, the Company entered into Amendment No. 5 to the Credit Agreement in order to borrow an aggregate principal amount of approximately $659.5 million of Refinancing Dollar Term-2 Loans and approximately $799.3 million of Refinancing Dollar Term-1 Loans (the "Refinancing Dollar Term-1 Loans"). The proceeds from the Refinancing Dollar Term-2 Loans were used to prepay in full all outstanding Non-Extended Euro Term Loans and Dollar Term-2 Loans under the Credit Agreement; the proceeds of the Refinancing Dollar Term-1 Loans were used to prepay in full all outstanding Extended Dollar Term-1 Loans under the Credit Agreement. The Refinancing Dollar Term-2 and Refinancing Dollar Term-1 Loans have identical terms with, and the same rights and obligations under the Credit Agreement as, the previously outstanding Dollar Term-2 Loans and Extended Dollar Term-1 Loans, respectively. The amendment set the applicable margin for the Refinancing Dollar Term-2 Loans at the Company’s option, at a percentage per annum equla to (i) in the case of eurocurrency rate loans, 3.25%, subject to a floor of 1.00%, or ii) in the case of base rate loans, 2.25%, subject to a floor of 2.00%. The amendment set the applicable margin for the Refinancing Dollar Term-1 Loans, at the Company’s option, at a percent per annum equal to (i) in the case of eurocurrency rate loans, 3.50% or ii) in the case of base rate loans, 2.50%. Cash paid associated with this financing activity approximated $2.6 million.
As of March 31, 2013, there were $15.2 million in outstanding letters of credit which reduced the borrowing capacity under the approximately $200.3 million revolving line of credit.
Senior Notes
On April 10, 2007, we issued $565.0 million of 9.5%/10.25% senior PIK-election fixed rate notes due 2015 (“Senior Toggle Notes”). The Senior Toggle Notes are unsecured senior obligations of the Company. Interest on the Senior Toggle Notes is payable semi-annually in arrears on each April 15 and October 15, which commenced on October 15, 2007. We may redeem these notes at par plus specified declining premiums set forth in the indenture plus any accrued and unpaid interest to the date of redemption.

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
Senior Subordinated Notes
On April 10, 2007, we issued €225.0 million 9.75% euro-denominated ($300.3 million dollar equivalent at the exchange rate effective on the issue date) Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company (including the senior credit facilities and the Senior Toggle Notes). Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on each April 15 and October 15, which commences on October 15, 2007. We may redeem these notes at par plus specified declining premiums set forth in the senior subordinated indenture plus any accrued and unpaid interest to the date of redemption.
Debt Covenants
The Credit Agreement and the indentures governing the notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and the Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; and in the case of the Company’s Credit Agreement, enter into sale and leaseback transactions, amend material agreements governing the Company’s subordinated indebtedness (including the senior subordinated notes) and change the Company’s lines of business.
As of March 31, 2013, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

8.	INCOME TAXES
The Company accounts for income taxes in accordance with the provision of ASC 740 Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets and the tax impact of changes in our FIN 48 reserves. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. We are no longer subject to non-U.S. income tax examinations for years prior to 2001. Under the terms of the purchase agreement related to the 2007 acquisition, the Company is indemnified by its former owner for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of March 31, 2013 and June 30, 2012, approximately $6 million and $8.3 million of unrecognized tax benefit is subject to indemnification by our former owner, respectively.
As of March 31, 2013 and June 30, 2012, the Company had a total of $36.0 million and $33.4 million of unrecognized tax benefits, respectively. As of these dates, $9.5 million and $8.9 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2013 and June 30, 2012, the

Company has approximately $4.9 million and $6.0 million of accrued interest and penalties related to uncertain tax positions, respectively. As of these dates, the portion of such interest and penalties subject to indemnification by our former owner is $4.0 million and $5.3 million, respectively.

9.	EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$0.7	$0.6	$2.2	$1.9
Interest cost	3.0	3.2	9.1	9.9
Expected return on plan assets	(2.4)	(2.7)	(7.4)	(8.1)
Amortization (1)	0.2	—	0.7	0.1
Net amount recognized	$1.5	$1.1	$4.6	$3.8

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).

10.	RELATED PARTY TRANSACTIONS
Advisor Transaction and Management Fees
The Company is party to a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investors’ investment in Phoenix. The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the three and nine months ended March 31, 2013 this management fee was approximately $2.9 million and $9.4 million, respectively and was approximately $2.9 million and $8.5 million, respectively for the three and nine months ended March 31, 2012 and is recorded within selling, general, and administrative expenses in the Consolidated Statements of Operations.

11.	EQUITY-BASED COMPENSATION
The following table summarizes the impact of the equity-based compensation expense recorded in the Company’s Statement Operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2013	2012	2013	2012
Stock compensation expense in selling, general, and administrative	$0.6	$0.9	$2.2	$2.6

STOCK OPTIONS
The activity of the equity-based compensation program for the three and nine months ended March 31, 2013 is presented below:

	Time Based Awards Number of Shares	Performance Based Awards Number of Shares	Market Based Awards Number of Shares
Balance at June 30, 2012	38,577	11,614	23,203
Granted	1,400	468	932
Exercised	(75)	—	—
Forfeited/Canceled	(1,414)	(478)	(1,006)
Balance at March 31, 2013	38,488	11,604	23,129

RESTRICTED STOCK UNITS
In addition to nonqualified stock options, as of March 31, 2013 the Company had 3,500 outstanding restricted stock units, with respect to compensation for participants, to receive shares of common stock equal to the units vested upon settlement. As of March 31, 2013, there were 1,133 non-vested restricted stock units.

12.	COMMITMENTS AND CONTINGENCIES
On March 24, 2011, a manufacturing operation located in Corby, United Kingdom was damaged by a fire. All employees and contractors on site were safely evacuated with no injuries reported. The Company recorded expenses for inventory that was damaged and additional costs associated with transition activities and the associated insurance recoveries in the income statement line item property and casualty (gains)/losses within continuing operations. Given the inherent nature of property damage and insurance claims, expenses may be recognized in different periods than the associated insurance recoveries. During the three and nine month prior year period ended March 31, 2012, the company recorded property and casualty losses of $4.1 million and net insurance recoveries of $10.5 million, respectively. The Company has made appropriate provisions for cost of property damage and site decommissioning costs within its financial statements.
As has been previously disclosed with regard to the Company’s participation in a multi employer pension plan, the Company notified the plan trustees of its withdrawal from such plan in fiscal 2012. The withdrawal from the plan resulted in the recognition of liabilities associated with the Company’s long term obligations in both the prior and current year periods, which were primarily recorded as an expense within discontinued operations. The actuarial review process, which is administered by the plan trustees, is ongoing and we await final determination as to the company’s ultimate liability. The annual cash impact associated with our long term obligation approximates $1.2 million per year.
The Company, along with several pharmaceutical companies, is currently named as a defendant in fifty-eight civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including making a determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.
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
In the fourth fiscal quarter of 2012, the Company sold its U.S. based commercial packaging operations and concluded the elimination of cash flows qualified the component as a discontinued operation. No material gain or loss was recognized on the sale. In addition, during fiscal year 2011, the Company concluded that its printed components facilities qualified as a component entity, the operations of which were then classified as held for sale and discontinued. In conjunction with the exit of these operations the Company incurred expenses related to long term pension obligations in the current and prior year periods. During the three and nine month period the Company recorded approximately $3.8 million of expense associated with such pension obligations.

The domestic commercial packaging and printed component entities were previously reported in the Company’s Packaging Services segment.
Summarized Consolidated Statements of Operations data for discontinued operations are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2013	2012	2013	2012
Net revenue	$—	$23.9	$—	$76.6
Earnings/(loss) before income taxes	(4.9)	(5.6)	(4.9)	(4.0)
Income tax (benefit)/expense	—	—	—	—
Earnings/(loss) from discontinued operations, net of tax	$(4.9)	$(5.6)	$(4.9)	$(4.0)

14.	SEGMENT INFORMATION
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
The following tables include net revenue and Segment EBITDA during the three and nine months ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2013	2012	2013	2012
Oral Technologies
Net revenue	$303.1	$315.9	$853.0	$897.2
Segment EBITDA	76.5	91.4	214.9	236.8
Medication Delivery Solutions
Net revenue	53.9	59.6	151.2	166.5
Segment EBITDA	8.3	8.1	17.1	18.8
Development and Clinical Services
Net revenue	93.0	71.1	298.1	167.0
Segment EBITDA	15.9	15.5	55.5	33.7
Inter-segment revenue elimination	(3.0)	(5.3)	(7.2)	(14.2)
Unallocated Costs (1)	(22.0)	(27.8)	(67.0)	(44.5)
Combined Total
Net revenue	447.0	441.3	1,295.1	1,216.5
EBITDA from continuing operations	$78.7	$87.2	$220.5	$244.8

(1)
Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2013	2012	2013	2012
Impairment charges and gain/(loss) on sale of assets	$(2.2)	$0.6	$(4.6)	$1.4
Equity compensation	(0.6)	(0.9)	(2.2)	(2.6)
Restructuring and other special items	(6.7)	(14.0)	(21.3)	(32.6)
Property and casualty losses	—	(4.1)	—	10.5
Sponsor advisory fee	(2.9)	(2.9)	(9.4)	(8.5)
Noncontrolling interest	—	(0.9)	—	(1.2)
Other income (expense)(2) , net	(8.3)	0.7	(20.3)	3.1
Non-allocated corporate costs, net	(1.3)	(6.3)	(9.2)	(14.6)
Total unallocated costs	$(22.0)	$(27.8)	$(67.0)	$(44.5)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation and expenses related to financing transactions during the period
Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2013	2012	2013	2012
Earnings/(loss) from continuing operations	$(13.9)	$(2.7)	$(61.0)	$3.0
Depreciation and amortization	39.1	34.6	114.9	92.8
Interest expense, net	53.6	48.0	160.7	131.2
Income tax (benefit)/expense	(0.1)	8.2	5.9	19.0
Noncontrolling interest	—	(0.9)	—	(1.2)
EBITDA from continuing operations	$78.7	$87.2	$220.5	$244.8

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial Statements:

(Dollars in millions)	March 31, 2013	June 30, 2012
Assets
Oral Technologies	$2,501.9	$2,589.6
Medication Delivery Solutions	281.4	251.7
Development and Clinical Services	638.5	671.5
Corporate and eliminations	(400.5)	(373.8)
Total assets	$3,021.3	$3,139.0

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplementary balance sheet information at March 31, 2013 and June 30, 2012, is detailed in the following tables.

(Dollars in millions)	March 31, 2013	June 30, 2012
Raw materials and supplies	$80.9	$69.8
Work-in-process	30.4	25.1
Finished goods	43.8	32.3
Total inventory, gross	155.1	127.2
Inventory reserves	(11.9)	(8.5)
Total inventory, net	$143.2	$118.7

Prepaid and other assets
Prepaid and other assets consist of the following:

(Dollars in millions)	March 31, 2013	June 30, 2012
Prepaid expenses	$11.9	$24.2
Spare parts supplies	11.8	11.7
Deferred taxes	18.2	18.6
Other current assets	42.5	54.2
Total prepaid and other assets	$84.4	$108.7

Property and equipment
Property and equipment consists of the following:

(Dollars in millions)	March 31, 2013	June 30, 2012
Land, buildings and improvements	$550.6	$527.3
Machinery and equipment	619.0	586.2
Furniture and fixtures	9.6	8.5
Construction in progress	69.9	54.2
Property and equipment, at cost	1,249.1	1,176.2
Accumulated depreciation	(442.1)	(366.5)
Property and equipment, net	$807.0	$809.7

Included within our Property and equipment is approximately $4.0 million of assets which are held for sale.

Other assets
Other assets consist of the following:

(Dollars in millions)	March 31, 2013	June 30, 2012
Deferred long term debt financing costs	$21.0	$22.6
Other	20.6	19.2
Total other assets	$41.6	$41.8

Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	March 31, 2013	June 30, 2012
Accrued employee-related expenses	$65.7	$86.8
Restructuring accrual	8.3	9.8
Deferred income tax	1.6	1.6
Accrued interest	39.8	18.3
Interest rate swaps	1.3	23.2
Deferred revenue and fees	32.1	25.4
Accrued income tax	23.7	31.4
Other accrued liabilities and expenses	48.1	65.4
Total other accrued liabilities	$220.6	$261.9

16.	SUBSEQUENT EVENTS
On April 29, 2013, the Company entered into a senior unsecured term loan facility, in order to borrow an aggregate principal amount of $275 million of unsecured term loans (the "Unsecured Loans") due December 31, 2017. The proceeds from the Unsecured Loans will be used to redeem all $269.1 million of the remaining principal outstanding of the Company's Senior Toggle Notes at par plus accrued and unpaid interest as of May 29, 2013, the date of redemption. The Unsecured Loans bear interest, at the Company’s option, at a rate equal to the Eurocurrency Rate plus 5.25%, subject to a floor of 1.25%, or the "Base Rate" plus 4.25%, subject to a floor of 2.25%. The "Base Rate" is equal to the higher of either the Federal Funds Rate plus 0.5% or the rate of interest per annum published by the Wall Street Journal from time to time, as the “prime lending rate.” The "Eurocurrency Rate" is determined by reference to the British Bankers Association Interest Settlement rate for deposits in dollars for the interest period relevant to such borrowing adjusted for certain additional costs. The Company is not required to repay installments on the Unsecured Loans and is only required to repay the Unsecured Loans on the date of maturity.
In the preparation of its consolidated financial statements, the Company completed an evaluation of the impact of any subsequent events and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

17.	GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
All obligations under the Credit Agreement, the Senior Toggle Notes, the Senior Subordinated Notes and the 7.875% Notes are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned domestic material subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.
The following condensed financial information presents the Company’s Consolidating Balance Sheet as of March 31, 2013 and June 30, 2012, the Consolidating Statements of Operations for the three and nine months ended March 31, 2013 and March 31, 2012 and Cash Flows for the three and nine months ended March 31, 2013 and March 31, 2012 detailing: (a) Catalent Pharma Solutions, Inc. (“Issuer” and/or “Parent”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2013
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$174.1	$276.5	$(3.6)	$447.0
Cost of products sold	—	103.2	210.0	(3.6)	309.6
Gross margin	—	70.9	66.5	—	137.4
Selling, general, and administrative expenses	0.6	54.0	29.1	—	83.7
Impairment charges and (gain)/loss on sale of assets	—	0.5	1.7	—	2.2
Restructuring and other	—	1.6	2.0	—	3.6
Property and casualty (gain)/losses, net	—	—	—	—	—
Operating earnings/(loss)	(0.6)	14.8	33.7	—	47.9
Interest expense, net	42.3	0.4	10.9	—	53.6
Other (income)/expense, net	(23.9)	(17.4)	24.0	25.6	8.3
Earnings/(loss) from continuing operations before income taxes	(19.0)	31.8	(1.2)	(25.6)	(14.0)
Income tax (benefit)/expense	(0.2)	2.0	(1.9)	—	(0.1)
Earnings/(loss) from continuing operations	(18.8)	29.8	0.7	(25.6)	(13.9)
Earnings/(loss) from discontinued operations, net of tax	—	(4.9)	—	—	(4.9)
Net earnings/(loss)	(18.8)	24.9	0.7	(25.6)	(18.8)
Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	—	—	—	—
Net earnings/(loss) attributable to Catalent	(18.8)	24.9	0.7	(25.6)	(18.8)
Other comprehensive income/(loss) attributable to Catalent, net of tax	(29.1)	0.4	(40.2)	39.8	(29.1)
Comprehensive income/(loss) attributable to Catalent	$(47.9)	$25.3	$(39.5)	$14.2	$(47.9)

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2012
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$148.1	$299.1	$(5.9)	$441.3
Cost of products sold	—	86.0	212.7	(5.9)	292.8
Gross margin	—	62.1	86.4	—	148.5
Selling, general, and administrative expenses	1.3	61.4	28.1	—	90.8
Impairment charges and (gain)/loss on sale of assets	—	—	(0.6)	—	(0.6)
Restructuring and other	—	0.7	0.7	—	1.4
Property and casualty losses	—	—	4.1	—	4.1
Operating earnings/(loss)	(1.3)	—	54.1	—	52.8
Interest expense, net	42.3	0.4	5.3	—	48.0
Other (income)/expense, net	(35.5)	(12.5)	15.7	31.6	(0.7)
Earnings/(loss) from continuing operations before income taxes	(8.1)	12.1	33.1	(31.6)	5.5
Income tax (benefit)/expense	1.1	1.4	5.7	—	8.2
Earnings/(loss) from continuing operations	(9.2)	10.7	27.4	(31.6)	(2.7)
Loss from discontinued operations	—	(5.7)	0.1	—	(5.6)
Net earnings/(loss)	(9.2)	5.0	27.5	(31.6)	(8.3)
Net earnings/(loss) attributable to noncontrolling interest	—	—	0.9	—	0.9
Net earnings/(loss) attributable to Catalent	(9.2)	5.0	26.6	(31.6)	(9.2)
Other comprehensive income/(loss) attributable to Catalent, net of tax	12.4	0.5	13.3	(13.8)	12.4
Comprehensive income/(loss) attributable to Catalent	$3.2	$5.5	$39.9	$(45.4)	$3.2

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Nine Months Ended March 31, 2013
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$482.5	$827.2	$(14.6)	$1,295.1
Cost of products sold	—	293.2	621.6	(14.6)	900.2
Gross margin	—	189.3	205.6	—	394.9
Selling, general, and administrative expenses	2.2	168.1	81.4	—	251.7
Impairment charges and (gain)/loss on sale of assets	—	3.0	1.6	—	4.6
Restructuring and other	—	4.1	8.6	—	12.7
Property and casualty (gain)/losses, net	—	—	—	—	—
Operating earnings/(loss)	(2.2)	14.1	114.0	—	125.9
Interest expense, net	139.1	0.7	20.9	—	160.7
Other (income)/expense, net	(76.6)	(86.1)	66.2	116.8	20.3
Earnings/(loss) from continuing operations before income taxes	(64.7)	99.5	26.9	(116.8)	(55.1)
Income tax (benefit)/expense	1.2	5.2	(0.5)	—	5.9
Earnings/(loss) from continuing operations	(65.9)	94.3	27.4	(116.8)	(61.0)
Earnings/(loss) from discontinued operations, net of tax	—	(4.9)	—	—	(4.9)
Net earnings/(loss)	(65.9)	89.4	27.4	(116.8)	(65.9)
Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	—	—	—	—
Net earnings/(loss) attributable to Catalent	(65.9)	89.4	27.4	(116.8)	(65.9)
Other comprehensive income/(loss) attributable to Catalent, net of tax	(3.7)	0.8	(3.2)	2.4	(3.7)
Comprehensive income/(loss) attributable to Catalent	$(69.6)	$90.2	$24.2	$(114.4)	$(69.6)

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Nine Months Ended March 31, 2012
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$406.8	$823.8	$(14.1)	$1,216.5
Cost of products sold	—	230.6	606.9	(14.1)	823.4
Gross margin	—	176.2	216.9	—	393.1
Selling, general, and administrative expenses	3.0	159.3	80.0	—	242.3
Impairment charges and (gain)/loss on sale of assets	—	(0.5)	(0.9)	—	(1.4)
Restructuring and other	—	2.9	9.7	—	12.6
Property and casualty losses	—	—	(10.5)	—	(10.5)
Operating earnings/(loss)	(3.0)	14.5	138.6	—	150.1
Interest expense, net	115.6	0.2	15.4	—	131.2
Other (income)/expense, net	(114.4)	(58.5)	24.7	145.1	(3.1)
Earnings/(loss) from continuing operations before income taxes	(4.2)	72.8	98.5	(145.1)	22.0
Income tax (benefit)/expense	(2.0)	4.3	16.7	—	19.0
Earnings/(loss) from continuing operations	(2.2)	68.5	81.8	(145.1)	3.0
Loss from discontinued operations	—	(3.9)	(0.1)	—	(4.0)
Net earnings/(loss)	(2.2)	64.6	81.7	(145.1)	(1.0)
Net earnings/(loss) attributable to noncontrolling interest	—	—	1.2	—	1.2
Net earnings/(loss) attributable to Catalent	(2.2)	64.6	80.5	(145.1)	(2.2)
Other comprehensive income/(loss) attributable to Catalent, net of tax	7.0	0.2	(45.8)	45.6	7.0
Comprehensive income/(loss) attributable to Catalent	$4.8	$64.8	$34.7	$(99.5)	$4.8

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Balance Sheet
March 31, 2013
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$1.4	$13.3	$72.8	$—	$87.5
Trade receivables, net	—	121.6	194.9	—	316.5
Intercompany receivables	368.9	9.7	183.5	(562.1)	—
Inventories	—	31.5	111.7	—	143.2
Prepaid expenses and other	4.7	32.6	47.1	—	84.4
Total current assets	375.0	208.7	610.0	(562.1)	631.6
Property and equipment, net	—	365.0	442.0	—	807.0
Goodwill	—	332.0	691.1	—	1,023.1
Other intangibles, net	—	95.2	286.2	—	381.4
Investment in subsidiaries	2,896.1	—	—	(2,893.4)	2.7
Deferred income taxes asset	4.0	68.0	64.6	—	136.6
Other assets	21.0	15.3	2.6	—	38.9
Total assets	$3,296.1	$1,084.2	$2,096.5	$(3,455.5)	$3,021.3
Liabilities and Shareholder’s Deficit
Current Liabilities:
Current portion of long-term obligations & other short-term borrowings	$18.2	$1.5	$9.9	$—	$29.6
Accounts payable	—	42.8	96.0	—	138.8
Intercompany accounts payable	1,164.4	—	47.0	(1,211.4)	—
Other accrued liabilities	38.1	77.4	105.1	—	220.6
Total current liabilities	1,220.7	121.7	258.0	(1,211.4)	389.0
Long-term obligations, less current portion	2,579.4	25.4	40.8	—	2,645.6
Intercompany long-term debt	(110.7)	2.4	633.4	(525.1)	—
Pension liability	—	60.1	82.7	—	142.8
Deferred income taxes liability	11.6	112.0	88.2	—	211.8
Other liabilities	—	28.6	20.9	—	49.5
Shareholder’s Deficit:
Total Catalent shareholder’s deficit	(404.9)	734.0	972.5	(1,719.0)	(417.4)
Noncontrolling interest	—	—	—	—	—
Total shareholder’s deficit	(404.9)	734.0	972.5	(1,719.0)	(417.4)
Total liabilities and shareholder’s deficit	$3,296.1	$1,084.2	$2,096.5	$(3,455.5)	$3,021.3

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Balance Sheet
June 30, 2012
(Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current Assets:
Cash and equivalents	$2.7	$49.5	$86.8	$—	$139.0
Trade receivables, net	—	112.4	225.9	—	338.3
Intercompany receivables	(406.6)	1,070.5	784.7	(1,448.6)	—
Inventories	—	24.0	94.7	—	118.7
Prepaid expenses and other	19.1	32.6	57.0	—	108.7
Total current assets	(384.8)	1,289.0	1,249.1	(1,448.6)	704.7
Property and equipment, net	—	353.8	455.9	—	809.7
Goodwill	—	331.4	698.5	—	1,029.9
Other intangibles, net	—	104.1	313.6	—	417.7
Investment in subsidiaries	3,632.1	—	—	(3,630.5)	1.6
Deferred income taxes asset	4.0	68.0	63.2	—	135.2
Other assets	22.7	15.3	2.2	—	40.2
Total assets	$3,274.0	$2,161.6	$2,782.5	$(5,079.1)	$3,139.0
Liabilities and Shareholder’s Deficit
Current Liabilities:
Current portion of long-term obligations & other short-term borrowings	$17.8	$7.7	$17.7	$—	$43.2
Accounts payable	—	42.6	91.6	—	134.2
Intercompany accounts payable	1,080.4	—	79.0	(1,159.4)	—
Other accrued liabilities	49.4	95.7	116.8	—	261.9
Total current liabilities	1,147.6	146.0	305.1	(1,159.4)	439.3
Long-term obligations, less current portion	2,574.1	20.9	45.3	—	2,640.3
Intercompany long-term debt	(106.5)	2.4	391.7	(287.6)	—
Pension liability	—	55.7	84.6	—	140.3
Deferred income taxes liability	9.5	107.5	102.9	—	219.9
Other liabilities	—	29.5	20.4	—	49.9
Shareholder’s Deficit:
Total Catalent shareholder’s deficit	(350.7)	1,799.6	1,832.5	(3,632.1)	(350.7)
Noncontrolling interest	—	—	—	—	—
Total shareholder’s deficit	(350.7)	1,799.6	1,832.5	(3,632.1)	(350.7)
Total liabilities and shareholder’s deficit	$3,274.0	$2,161.6	$2,782.5	$(5,079.1)	$3,139.0

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months Ended March 31, 2013
(Unaudited; Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities from continuing operations	$(145.9)	$119.1	$111.2	—	$84.4
Net cash provided by/(used in) operating activities from discontinued operations	—	(1.2)	—	—	(1.2)
Net cash provided by/(used in) operating activities	(145.9)	117.9	111.2	—	83.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and other productive assets	—	(53.7)	(31.1)	—	(84.8)
Proceeds from sale of property and equipment	—	0.2	0.1	—	0.3
Net cash provided by/(used in) investing activities from continuing operations	—	(53.5)	(31.0)	—	(84.5)
Net cash provided by/(used in) investing activities from discontinued operations	—	—	—	—	—
Net cash provided by/(used in) investing activities	—	(53.5)	(31.0)	—	(84.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	174.8	(93.5)	(81.3)	—	—
Net change in short-term borrowings	—	(5.3)	(4.2)	—	(9.5)
Proceeds from Borrowing, net	399.3	—	—	—	399.3
Payments related to long-term obligations	(422.6)	(1.8)	(9.9)	—	(434.3)
Reclassification of call premium payment	(7.6)	—	—	—	(7.6)
Equity contribution/(redemption)	0.7	—	—	—	0.7
Net cash (used in)/provided by financing activities from continuing operations	144.6	(100.6)	(95.4)	—	(51.4)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—
Net cash (used in)/provided by financing activities	144.6	(100.6)	(95.4)	—	(51.4)
Effect of foreign currency on cash	—	—	1.2	—	1.2
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(1.3)	(36.2)	(14.0)	—	(51.5)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2.7	49.5	86.8	—	139.0
CASH AND EQUIVALENTS AT END OF PERIOD	$1.4	$13.3	$72.8	$—	$87.5

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months Ended March 31, 2012
(Unaudited; Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities from continuing operations	$(99.3)	$99.3	$81.9	$—	$81.9
Net cash provided by/(used in) operating activities from discontinued operations	—	4.1	(0.2)	—	3.9
Net cash provided by/(used in) operating activities	(99.3)	103.4	81.7	—	85.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	—	(23.5)	(44.1)	—	(67.6)
Proceeds from sale of property and equipment	—	1.3	0.7	—	2.0
Proceeds from insurance related to long lived assets	—	—	21.3	—	21.3
Payment for acquisitions, net of cash	(459.2)	—	—	—	(459.2)
Net cash provided by/(used in) investing activities from continuing operations	(459.2)	(22.2)	(22.1)	—	(503.5)
Net cash provided by/(used in) investing activities from discontinued operations	—	(3.9)	—	—	(3.9)
Net cash provided by/(used in) investing activities	(459.2)	(26.1)	(22.1)	—	(507.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	187.6	(95.9)	(91.7)	—	—
Net change in short-term borrowings	—	(1.3)	—	—	(1.3)
Payments related to revolver credit facility fees	(1.6)	—	—	—	(1.6)
Proceeds from Borrowing, net	386.8	—	—	—	386.8
Repayments of long-term obligations	(12.3)	—	(11.3)	—	(23.6)
Equity contribution (redemption)	1.1	—	—	—	1.1
Net cash (used in)/provided by financing activities from continuing operations	561.6	(97.2)	(103.0)	—	361.4
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—
Net cash provided by/(used in) financing activities	561.6	(97.2)	(103.0)	—	361.4
Effect of foreign currency on cash	—	—	(9.0)	—	(9.0)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	3.1	(19.9)	(52.4)	—	(69.2)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3.6	33.4	168.1	—	205.1
CASH AND EQUIVALENTS AT END OF PERIOD	$6.7	$13.5	$115.7	$—	$135.9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Under the indentures governing the notes and the credit agreement governing the senior unsecured term loan facility, the Company’s ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indentures and the credit agreement governing the senior unsecured term loan facility). Adjusted EBITDA is based on the definitions in the Company’s indentures and the credit agreement governing the senior unsecured term loan facility, is not defined under U.S. GAAP, and is subject to important limitations. We have included the calculations of Adjusted EBITDA for the periods presented. Adjusted EBITDA is the covenant compliance measure used in certain covenants under the indentures governing the notes and the credit agreement governing the senior unsecured term loan facility, particularly those governing debt incurrence and restricted payments. Because not all companies use identical calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
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
Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

	Three Months Ended March 31,		Increase/(Decrease)
(Dollars in millions)	2013	2012	Change $	Change %
Net revenue	$447.0	$441.3	$5.7	1%
Cost of products sold	309.6	292.8	16.8	6%
Gross margin	137.4	148.5	(11.1)	(7)%
Selling, general, and administrative expense	83.7	90.8	(7.1)	(8)%
Impairment charges and (gain)/loss on sale of assets	2.2	(0.6)	2.8	*
Restructuring and other	3.6	1.4	2.2	*
Property and casualty (gain)/losses, net	—	4.1	(4.1)	*
Operating earnings/(loss)	47.9	52.8	(4.9)	(9)%
Interest expense, net	53.6	48.0	5.6	12%
Other (income)/expense, net	8.3	(0.7)	9.0	*
Earnings/(loss) from continuing operations before income taxes	(14.0)	5.5	(19.5)	*
Income tax expense/(benefit)	(0.1)	8.2	(8.3)	*
Earnings/(loss) from continuing operations	(13.9)	(2.7)	(11.2)	*
Earnings/(loss) from discontinued operations	(4.9)	(5.6)	0.7	(12)%
Net earnings/(loss)	(18.8)	(8.3)	(10.5)	*
Net earnings/(loss) attributable to noncontrolling interest	—	0.9	(0.9)	*
Net earnings/(loss) attributable to Catalent	$(18.8)	$(9.2)	$(9.6)	*

*	Percentage not meaningful
Net Revenue
Net revenue increased $5.7 million, or 1%, for the third quarter of fiscal year 2013 compared to the same period a year ago. Excluding the unfavorable impact from foreign exchange fluctuation of $4.8 million, or 1%, net revenue increased by $10.4 million, or 2%, as compared to the same period in the prior year. The increase was primarily due to the inclusion of a full quarter of revenue from the acquired CTS business within our Development and Clinical Services segment as compared to a partial quarter in the prior year period. The increase noted above was offset by research and development profit participation revenue within the Oral Technologies segment which occurred in the prior year period but not in the current year period.
Gross Margin
Gross margin decreased $11.1 million, or 7%, for the third quarter of fiscal year 2013. Excluding the unfavorable impact from foreign exchange fluctuation of $1.7 million, or 1%, gross margin decreased by $9.3 million, or 6%, as compared to the same period in the prior year. This decrease in gross margin was primarily attributable to revenue mix changes in our Oral Technologies segment as the prior year period included research and development product participation revenue, which generally provides a higher gross margin as compared to product or service revenue. The decrease in gross margin was partially offset by gross margin increases in our Development and Clinical Services segment attributable to the inclusion of a full quarter of gross margin generated by the acquired CTS business.
Selling, General, and Administrative Expense
Selling, general, and administrative expense decreased by $7.1 million, or 8%, for the third quarter of fiscal year 2013. Excluding the favorable impact from foreign exchange fluctuation of $0.5 million, or 1%, selling, general, and administrative expense decreased $6.5 million, or 7%, as compared to the same period in the prior year, primarily due to cost savings initiatives from our Corporate functions, including lower employee related expenses, the lower transaction and consulting expenses associated with the CTS acquisition and other inorganic initiatives.
Restructuring and Other
Restructuring and other charges of $3.6 million for the three months ended March 31, 2013 increased $2.2 million compared to the period ended March 31, 2012. The current period included a higher level of restructuring initiatives across several of our operations which were enacted to improve cost efficiency, including site consolidation and employee related severance expenses.
Interest Expense, net
Interest expense, net of $53.6 million for the three months ended March 31, 2013 increased by $5.6 million, or 12%, compared to the period ended March 31, 2012, primarily driven by the increased interest associated with the extended portion of our U.S. dollar and euro denominated term loans. The increase was also attributable to the full three month impact of the $400 million incremental borrowing required to fund the CTS acquisition as compared to the partial quarter impact in the prior fiscal year.
Other (Income)/Expense, net
Other (income)/expense, net of $8.3 million for the three months ended March 31, 2013 increased $9.0 million compared to the period ended March 31, 2012. The increased expense was primarily driven by the level of unrealized loss related to foreign currency translation which was recorded in the current period as compared to gains or losses from foreign currency translation occurring in the prior year period.
Provision/(Benefit) for Income Taxes
Our provision/(benefit) for income taxes for the three months ended March 31, 2013 was $(0.1) million relative to losses before income taxes of $14.0 million. Our provision/(benefit) for income taxes for the three months ended March 31, 2012 was $8.2 million relative to earnings before income taxes of $5.5 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. The reduction in our effective tax rate for the period ended March 31, 2013 versus our effective tax rate for the period ended March 31, 2012 was primarily due to the result of lower pre-tax book income in foreign jurisdictions in the current fiscal year. Our effective tax rate reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.
Segment Review
The Company’s results on a segment basis for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 are as follows:

	Three Months Ended March 31,		Increase/(Decrease)
(Dollars in millions)	2013	2012	Change $	Change %
Oral Technologies
Net revenue	$303.1	$315.9	$(12.8)	(4)%
Segment EBITDA	76.5	91.4	(14.9)	(16)%
Medication Delivery Solutions
Net revenue	53.9	59.6	(5.7)	(10)%
Segment EBITDA	8.3	8.1	0.2	2%
Development and Clinical Services
Net revenue	93.0	71.1	21.9	31%
Segment EBITDA	15.9	15.5	0.4	3%
Inter-segment revenue elimination	(3.0)	(5.3)	2.3	*
Unallocated Costs (1)	(22.0)	(27.8)	5.8	*
Combined Total
Net revenue	447.0	441.3	5.7	1%
EBITDA from continuing operations	$78.7	$87.2	$(8.5)	(10)%

*	Percentage not meaningful

(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Impairment charges and gain/(loss) on sale of assets	$(2.2)	$0.6
Equity compensation	(0.6)	(0.9)
Restructuring and other special items	(6.7)	(14.0)
Property and casualty losses	—	(4.1)
Sponsor advisory fee	(2.9)	(2.9)
Noncontrolling interest	—	(0.9)
Other income (expense)(2) , net	(8.3)	0.7
Non-allocated corporate costs, net	(1.3)	(6.3)
Total unallocated costs	$(22.0)	$(27.8)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation and expenses related to financing transactions during the period

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended March 31,
(Dollars in millions)	2013	2012
Earnings/(loss) from continuing operations	$(13.9)	$(2.7)
Depreciation and amortization	39.1	34.6
Interest expense, net	53.6	48.0
Income tax (benefit)/expense	(0.1)	8.2
Noncontrolling interest	—	(0.9)
EBITDA from continuing operations	$78.7	$87.2

Oral Technologies segment
Net revenue decreased by $12.8 million, or 4%, for the third quarter of fiscal year 2013. Excluding the unfavorable impact from foreign exchange fluctuation of $4.7 million, or 1%, Oral Technologies' net revenue decreased by $8.1 million, or 3%, compared to the same period a year ago. This decrease was primarily attributable to research and development profit participation revenue which occurred in the prior year three month period but not in the current year period. The remaining decrease was attributable to lower demand for certain customer products using our Zydis technology platform.
Oral Technologies’ EBITDA decreased by $14.9 million, or 16%, for the third quarter of fiscal year 2013. Excluding the unfavorable impact from foreign exchange fluctuation of $1.5 million, or 1%, the Oral Technologies' Segment EBITDA decreased by $13.4 million, or 15%, compared to the same period a year ago. This decrease was primarily related to the absence of the research and development profit participation revenue in the current year period, as discussed above, and the lower demand during the period for certain customer products using our Zydis technology platform.
Medication Delivery Solutions segment
Net revenue decreased by $5.7 million, or 10%, for the third quarter of fiscal year 2013. Lower demand for injectable products from our European pre-filled syringe facilities was partially offset by demand increases during the quarter for products and services from our biologic and blow fill seal offerings. The impact of foreign exchange fluctuations did not materially impact the segment's revenue.
Medication Delivery Solutions' Segment EBITDA increased by $0.2 million, or 2%, for the third quarter of fiscal year 2013. This increase was attributable to the demand increases within our biologics and blow fill seal offerings, as noted above, and lower selling, general, and administrative expenses across the segment. The impact of foreign exchange fluctuations did not materially impact Segment EBITDA.
Development and Clinical Services segment
Net revenues increased by $21.9 million, or 31%, for the third quarter of fiscal year 2013. The increase was primarily due to the inclusion of a full quarter of revenue from the acquired CTS business, which only partially contributed to revenue in the comparable prior year period. The revenue increase was mitigated by lower demand for clinical services in Europe. The impact of foreign exchange fluctuations did not materially impact the segment’s revenue.
Development and Clinical Services' Segment EBITDA increased by $0.4 million, or 3%, for the third quarter of fiscal year 2013. The increase was primarily due to the acquisition of the CTS business; partially offset by the lower demand for clinical services in Europe, as discussed above. The impact of foreign exchange fluctuations did not materially impact Segment EBITDA.

Nine Months Ended March 31, 2013 compared to the Nine Months Ended March 31, 2012

	Nine Months Ended March 31,		Increase/(Decrease)
(Dollars in millions)	2013	2012	Change $	Change %
Net revenue	$1,295.1	$1,216.5	$78.6	6%
Cost of products sold	900.2	823.4	76.8	9%
Gross margin	394.9	393.1	1.8	*
Selling, general, and administrative expense	251.7	242.3	9.4	4%
Impairment charges and (gain)/loss on sale of assets	4.6	(1.4)	6.0	*
Restructuring and other	12.7	12.6	0.1	1%
Property and casualty (gain)/losses, net	—	(10.5)	10.5	*
Operating earnings/(loss)	125.9	150.1	(24.2)	(16)%
Interest expense, net	160.7	131.2	29.5	22%
Other (income)/expense, net	20.3	(3.1)	23.4	*
Earnings/(loss) from continuing operations before income taxes	(55.1)	22.0	(77.1)	*
Income tax expense/(benefit)	5.9	19.0	(13.1)	(69)%
Earnings/(loss) from continuing operations	(61.0)	3.0	(64.0)	*
Earnings/(loss) from discontinued operations	(4.9)	(4.0)	(0.9)	23%
Net earnings/(loss)	(65.9)	(1.0)	(64.9)	*
Net earnings/(loss) attributable to noncontrolling interest	—	1.2	(1.2)	*
Net earnings/(loss) attributable to Catalent	$(65.9)	$(2.2)	$(63.7)	*

*	Percentage not meaningful
Net Revenue
Net revenue increased $78.6 million, or 6%, for the first nine months of fiscal year 2013. Excluding the unfavorable impact from foreign exchange fluctuation of $30.5 million, or 3%, net revenue increased by $109.1 million, or 9%, as compared to the same period a year ago. The increase was primarily due to the inclusion of a full nine months of revenue from the acquired CTS business within our Development and Clinical Services segment, partially offset by volume declines within the Oral Technologies segment related to certain customer products utilizing our Zydis delivery technology platforms and the impact of certain concessions granted to secure long term arrangements with regard to certain products and customers.
Gross Margin
Gross margin increased $1.8 million, or less than 1%, for the first nine months of fiscal year 2013. Excluding the unfavorable impact from foreign exchange fluctuation of $9.0 million, or 2%, gross margin increased by $10.8 million, or approximately 3%, as compared to the same period a year ago. This increase in gross margin was due to the CTS acquisition within Development and Clinical Services and research and development profit participation revenue recorded within the Oral Technologies segment during the first six months of the current fiscal year, partially offset by unfavorable product mix and volume declines in both the Oral Technologies and Medication Delivery Solutions segments.
Selling, General, and Administrative Expense
Selling, general, and administrative expense increased $9.4 million, or 4%, for the first nine months of fiscal year 2013. Excluding the favorable impact from foreign exchange fluctuation of $3.0 million, or 1%, selling, general, and administrative expense increased by $12.4 million, or 5%, as compared to the same period a year ago. The increase was primarily due to increased depreciation and amortization and the integration costs associated with the CTS acquisition.

Restructuring and Other
Restructuring and other charges of $12.7 million for the first nine months of fiscal year 2013 were relatively consistent compared to the comparable period of the prior fiscal year. The prior period charges primarily related to closure of an Oral Technology Softgel facility in the U.K. during the second quarter of the prior year. The current period charges related to restructuring initiatives across several of our operations which were enacted to improve cost efficiency, including both site consolidation and employee related severance charges undertaken to achieve acquisitions related synergies.
Interest Expense, net
Interest expense, net of $160.7 million for the first nine months of fiscal year 2013 increased by $29.5 million or 22%, compared to the period ended March 31, 2012 and was primarily driven by the incremental term loan borrowing of $400 million used to finance the CTS acquisition, which closed during the third quarter of fiscal year 2012, and the increased interest associated with the extension of the majority of our U.S. dollar and euro denominated term loans.
Other (Income)/Expense, net
Other expense of $20.3 million increased by $23.4 million for the first nine months of fiscal year 2013 compared to the to the period ended March 31, 2012. The increased expense was primarily driven by unrealized loss related to foreign currency translation which was recorded in the current period, whereas no such loss was recorded in the prior year period. In addition, the current year expense was impacted by both cash and non-cash expenses associated with financing related expenses occurring during the period.
Provision/(Benefit) for Income Taxes
Our provision/(benefit) for income taxes for the first nine months of fiscal year 2013 was $5.9 million relative to losses before income taxes of $55.1 million. Our provision/(benefit) for income taxes for the nine months ended March 31, 2012 was $19.0 million relative to earnings before income taxes of $22.0 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%. Our effective tax rate at March 31, 2013 is primarily impacted by the deferred tax benefit of a reduction in the UK statutory tax rate that occurred in fiscal 2013 and the deferred tax impact of current year tax amortization on goodwill and debt finance costs. In addition to these items, which were both recorded as discrete items in the March 31, 2013 tax provision, there were additional discrete items related to unrecognized tax benefits recorded under FIN48, withholding taxes accrued during the year, and state income taxes for jurisdictions which assess tax on a gross receipts basis.
Segment Review
The Company’s results on a segment basis for the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012 are as follows:

	Nine Months Ended March 31,		Increase/(Decrease)
(Dollars in millions)	2013	2012	Change $	Change %
Oral Technologies
Net revenue	$853.0	$897.2	$(44.2)	(5)%
Segment EBITDA	214.9	236.8	(21.9)	(9)%
Medication Delivery Solutions
Net revenue	151.2	166.5	(15.3)	(9)%
Segment EBITDA	17.1	18.8	(1.7)	(9)%
Development and Clinical Services
Net revenue	298.1	167.0	131.1	79%
Segment EBITDA	55.5	33.7	21.8	65%
Inter-segment revenue elimination	(7.2)	(14.2)	7.0	*
Unallocated Costs (1)	(67.0)	(44.5)	(22.5)	*
Combined Total
Net revenue	1,295.1	1,216.5	78.6	6%
EBITDA from continuing operations	$220.5	$244.8	$(24.3)	(10)%

*	Percentage not meaningful

(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Nine Months Ended March 31,
(Dollars in millions)	2013	2012
Impairment charges and gain/(loss) on sale of assets	$(4.6)	$1.4
Equity compensation	(2.2)	(2.6)
Restructuring and other special items	(21.3)	(32.6)
Property and casualty losses	—	10.5
Sponsor advisory fee	(9.4)	(8.5)
Noncontrolling interest	—	(1.2)
Other income (expense)(2) , net	(20.3)	3.1
Non-allocated corporate costs, net	(9.2)	(14.6)
Total unallocated costs	$(67.0)	$(44.5)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation and expenses related to financing transactions during the period
Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Nine Months Ended March 31,
(Dollars in millions)	2013	2012
Earnings/(loss) from continuing operations	$(61.0)	$3.0
Depreciation and amortization	114.9	92.8
Interest expense, net	160.7	131.2
Income tax (benefit)/expense	5.9	19.0
Noncontrolling interest	—	(1.2)
EBITDA from continuing operations	$220.5	$244.8

Oral Technologies segment
Net revenue decreased by $44.2 million, or 5%, for the first nine months of fiscal year 2013. Excluding the unfavorable impact from foreign exchange fluctuation of $26.6 million, or 3%, Oral Technologies’ net revenue decreased by $17.6 million, or 2% as compared to the same period a year ago. This decrease was primarily related to decreased demand for certain customer products utilizing our Zydis technology platform and the impact of certain concessions granted to secure long term arrangements with regard to certain products and customers. This decrease was offset by revenue related to research and development product participation income recognized in the first six months of the current year period.
Oral Technologies' EBITDA decreased by $21.9 million, or 9%, for the first nine months of fiscal year 2013. Excluding the unfavorable impact from foreign exchange fluctuation of $7.8 million, or 3%, the Oral Technologies' Segment EBITDA decreased by $14.1 million, or 6%, as compared to the same period a year ago. The decrease was primarily related to decreased product demand as noted above and unfavorable product mix within the segment, partially offset by the research and development product participation income recorded in the current fiscal year period.
Medication Delivery Solutions segment
Net revenue decreased by $15.3 million, or 9%, for the first nine months of fiscal year 2013. Excluding the unfavorable impact from foreign exchange fluctuation of $3.5 million, or 2%, Medication Delivery Solutions' net revenue decreased by $11.8 million, or 7%, as compared to the same period a year ago. Reduced demand for injectable products at our European pre-filled syringe facilities was partially offset by increased demand for biologics services.
Medication Delivery Solutions' Segment EBITDA decreased by 9%, or $1.7 million, for the nine months of fiscal year 2013. The decrease was primarily attributable to the decreased demand for injectable products as noted above, partially offset by cost saving initiatives executed within the segment and increased demand for biologics services. The impact of foreign exchange fluctuations did not materially impact Segment EBITDA.
Development and Clinical Services segment
Net revenues increased by $131.1 million, or 79%, for the first nine months of fiscal year 2013. Excluding the unfavorable impact from foreign exchange fluctuation of $0.4 million, or less than 1%, Development and Clinical Services' net revenue increased by $131.5 million. The CTS acquisition, which closed in the third quarter of the previous fiscal year, accounted for the majority of the revenue increase.
Development and Clinical Services' Segment EBITDA increased by $21.8 million, or 65%, for the first nine months of fiscal year 2013. This increase was primarily due to the acquisition of the CTS business, and cost savings initiatives across the segment, partially offset by an unfavorable mix shift to lower margin services. The impact of foreign exchange fluctuations did not materially impact Segment EBITDA.

Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of March 31, 2013, the Company’s financing needs were supported by a $200.3 million revolving credit facility, which was reduced by $15.2 million of outstanding letters of credit. The revolving credit facility matures April 10, 2016. The April 10, 2016 maturity date is subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the Senior Toggle Notes, the 7.875% Notes, the Senior Subordinated Notes and certain other unsecured debt. As of March 31, 2013, we had no outstanding borrowings under the Company’s revolving credit facility.
On April 29, 2013, the Company entered into a senior unsecured term loan facility, in order to borrow an aggregate principal amount of $275 million of unsecured term loans (the "Unsecured Loans") due December 31, 2017. The proceeds from the Unsecured Loans will be used to redeem all $269.1 million remaining principal outstanding of the Companys Senior Toggle Notes at par plus accrued and unpaid interest as of May 29, 2013, the date of redemption. The Unsecured Loans bear interest, at the Company’s option, at a rate equal to the Eurocurrency Rate plus 5.25%, subject to a floor of 1.25%, or the "Base Rate" plus 4.25%, subject to a floor of 2.25%. The Base Rate is equal to the higher of either the Federal Funds Rate plus 0.5% or the rate of interest per annum published by the Wall Street Journal from time to time, as the “prime lending rate.” The "Eurocurrency Rate" is determined by reference to the British Bankers Association Interest Settlement rate for deposits in dollars for the interest period relevant to such borrowing adjusted for certain additional costs. The Company is not required to repay installments on the Unsecured Loans and is only required to repay the Unsecured Loans on the date of maturity.

We continue to believe that the Company’s cash from operations and available borrowings under the revolving credit facility will be adequate to meet the Company’s future liquidity needs for at least the next twelve months.
Cash Flows
The following table summarizes the Company’s consolidated statement of cash flows from continuing operations:

	Nine Months Ended March 31,
(Dollars in millions)	2013	2012	$ Change
Net cash provided by/(used in):
Operating activities	$84.4	$81.9	$2.5
Investing activities	$(84.5)	$(503.5)	$419.0
Financing activities	$(51.4)	$361.4	$(412.8)

Operating activities
For the nine months ended March 31, 2013, cash provided by operating activities was $84.4 million compared to $81.9 million for the comparable prior year period. Cash provided by operating activities was largely consistent with the comparable prior year period with higher cash interest expense on borrowings being offset by favorable changes in working capital.
Investing activities
For the nine months ended March 31, 2013, cash used in investing activities was $84.5 million, which primarily related to acquisitions of property, plant and equipment of $84.8 million. Cash used in investing activities for the the comparable prior year period was $503.5 million, including $459.2 million of cash paid to acquire Aptuit's Clinical Trial Supplies Business and the remaining 49% of the Company's Eberbach, Germany operation in February 2012. Acquisitions of property, plant and equipment totaled $67.6 million in the nine months ended March 31, 2012. the prior year period also included the $21 million of cash received from our insurance provider related to property damage claims resulting from the March 2011 plant fire at the Corby, U.K. facility. Excluding this insurance recovery and the acquisition related investments, cash used in investing activities for property, plant and equipment was approximately $89 million in the comparable prior year period.
Financing activities
For the nine months ended March 31, 2013, cash used in financing activities was $51.4 million compared to cash provided by financing activities of $361.4 million in the same period a year ago. The significant year-over-year fluctuation was primarily driven by borrowings, net of financing fees, related to the Aptuit CTS acquisition in the prior year period of $386.8 million. In the current year period, cash flows used in financing activities consisted largely of fees paid related to financing activity during the period, normal term loan principal payments and payment of other long term obligations.

Debt and Financing Arrangements
The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of March 31, 2013, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans. These agreements include two U.S dollar-denominated agreements, one euro-denominated agreement and one yen-denominated interest rate swap agreement. The unrealized losses on our interest rate swaps that are designated as effective cash flow hedges for accounting purposes were $0.7 million, net of tax and are recorded within accumulated other comprehensive income/(loss) on our balance sheet at March 31, 2013.
The current Japanese yen interest rate swap was designed as an effective economic hedge but not designated as effective for financial reporting purposes and is included in the Consolidated Statements of Operations as other (income)/expense, net. Conversely, unrealized gains/losses on the U.S. dollar and euro interest rate swaps are designated as effective hedges and are included in accumulated other comprehensive income/(loss) and the corresponding payables are included in other current liabilities in our Consolidated Balance Sheet.
As of March 31, 2013, the Company was in compliance with all restrictive covenants related to its long-term obligations.

Guarantees and Security
All obligations under the Credit Agreement, the senior unsecured term loan facility the Senior Toggle Notes, the 7.875% Notes and the Senior Subordinated Notes (together, the “notes”) are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.
All obligations under the senior secured credit facilities, and the guarantees of those obligations, are secured by substantially all of the following assets of the Company and each guarantor, subject to certain exceptions:

•
a pledge of 100% of the capital stock of the Company and 100% of the equity interests directly held by the Company and each guarantor in any wholly-owned material subsidiary of the Company or any guarantor (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, will not include more than 65% of the voting stock of a first tier non-U.S. subsidiary); and

•	a security interest in, and mortgages on, substantially all tangible and intangible assets of the Company and of each guarantor, subject to certain limited exceptions.
Debt Covenants
The Credit Agreement, the senior unsecured term loan facility and the indentures governing the notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and the Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; and in the case of the Company’s Credit Agreement, enter into sale and leaseback transactions, amend material agreements governing the Company’s subordinated indebtedness (including the senior subordinated notes) and change the Company’s lines of business.
The Credit Agreement, the senior unsecured term loan facility, and the indentures governing the notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of March 31, 2013, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.
Subject to certain exceptions, the Credit Agreement, the senior unsecured term loan facility and the indentures governing the notes will permit the Company and its restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of the Company’s non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans or notes.
As market conditions warrant and subject to the Company’s contractual restrictions and liquidity position, we, the Company’s affiliates and/or the Company’s major equity holders, including Blackstone and its affiliates, may from time to time repurchase the Company’s outstanding debt securities, including the notes and/or the Company’s outstanding bank loans in privately negotiated or open market transactions, by tender or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Company’s existing Credit Agreement. Any new debt may also be secured debt. We may also use available cash on the Company’s balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases may result in the Company’s acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

Historical and Adjusted EBITDA
Under the indentures governing the notes and the credit agreement governing the senior unsecured term loan facility, the Company’s ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indentures and the credit agreement governing the senior unsecured term loan facility).
Adjusted EBITDA is based on the definitions in the Company’s indentures and the credit agreement governing the senior unsecured term loan facility, is not defined under U.S. GAAP, and is subject to important limitations. We have included the calculations of Adjusted EBITDA for the period presented below as Adjusted EBITDA is the covenant compliance measure used in certain covenants under the indentures governing the notes and the credit agreement governing the senior unsecured term loan facility, particularly those governing debt incurrence and restricted payments. Because not all companies use identical calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

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
The Company’s Adjusted EBITDA for the last twelve months ended March 31, 2013 based on the definitions in the Company’s indentures and the credit agreement governing the senior unsecured term loan facility is calculated as follows:

(Dollars in millions)	Twelve Months Ended March 31, 2013
Earnings/(loss) from continuing operations	$(61.9)
Interest expense, net	212.8
Income tax (benefit)/provision	3.4
Depreciation and amortization	151.8
Noncontrolling interest	—
EBITDA from continuing operations	306.1

Equity compensation (1)	3.3
Impairment charges and (gain)/loss on sale of assets (2)	7.9
Financing related expenses	11.2
U.S. GAAP Restructuring (3)	19.6
Acquisition, integration and other special items (4)	22.9
Property and casualty losses (5)	1.7
Foreign Exchange loss(gain) (included in other, net) (6)	8.9
Other adjustments	2.0
Sponsor monitoring fee (7)	12.8
Subtotal	396.4
Estimated cost savings	—
Adjusted EBITDA	$396.4

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges or gains and losses from the sale of assets not included in U.S. GAAP Restructuring discussed below.

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

(6)
The twelve months ended March 31, 2013 included $8.3 million of unrealized foreign currency exchange rate losses primarily driven by inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender. The foreign exchange adjustment was also impacted by the exclusion of realized foreign currency exchange rate losses from the non-cash and cash settlement of inter-company loans of $0.6 million. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the companies trade operations.

(7)	Represents amount of sponsor advisory fee. See Related Party Transactions (Note 10) of the unaudited Consolidated Financial Statements.

Interest Rate Risk Management
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of March 31, 2013 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. We currently use interest rate swaps as the derivative instruments in these hedging strategies. The derivatives used to manage the risk associated with the Company’s floating USD LIBOR and EURIBOR rate debt were designated as effective cash flow hedges. The derivative used to manage the risk associated with the Company’s floating TIBOR (Tokyo inter-bank Domestic Yen Offered rate) rate debt is an effective economic hedge but is not designated as an effective cash flow hedge for financial reporting purposes.

Currency Risk Management
The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At March 31, 2013, the Company had euro denominated debt outstanding of $540.9 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. For the nine months ended March 31, 2013, the Company recorded $13.2 million as a loss within cumulative translation adjustment. The net accumulated gain of this net investment as of March 31, 2013 included within other comprehensive income/(loss) was approximately $70.7 million. For the three and nine months ended March 31, 2013, the Company recognized an unrealized foreign exchange gain of $4.2 million and a loss of $5.4 million, respectively, in the consolidated statement of operations related to portion of its euro-denominated debt not designated as a net investment hedge. For the three and nine months ended March 31, 2012, the Company recognized an unrealized foreign exchange loss of $2.0 million and a gain of $7.5 million, respectively. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the hedged net investment is either sold or substantially liquidated.
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

Off-Balance Sheet Arrangements
Other than operating leases, we do not have any material off-balance sheet arrangements as of March 31, 2013.

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
Interest Rate Risk
The Company uses interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of March 31, 2013, we had four interest rate swap agreements that have the economic effect of modifying the variable interest obligations associated with our floating rate term loans due in April and May 2013. These agreements include two U.S dollar-denominated, one euro-denominated and one yen-denominated interest rate swap agreements.
As of March 31, 2013, the Company had three outstanding interest rate derivatives which were designated as effective hedges for accounting purposes, with a combined notional value of $760.0 million and €240.0 million. These instruments are designated for financial accounting purposes as cash flow hedges of interest rate risk. Amounts reported in accumulated other comprehensive income/(loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. In addition, the Company has a Japanese yen interest rate swap which is economically effective but is not designated as an effective hedge for financial reporting and is included in the Consolidated Statements of Operations as other (income)/expense.
On February 28, 2013, in connection with the refinancing of the Company’s €44.9 million Euro term loan, Catalent de-designated €35.0 million of the €240.0 million notional Euribor-based interest rate swap. Prior to de-designation, the effective portion of the change in fair value of the derivative was recorded as a component of other comprehensive income/(loss). The other comprehensive income/(loss) balance associated with the de-designated portion of the derivative will be reclassified to earnings when either the originally hedged forecasted interest payments on the hedged debt affect earnings or at the time the originally forecasted transactions become probable of not occurring.
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
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
On February 17, 2012, the Company completed its acquisition of the CTS Business of Aptuit by purchasing the outstanding shares of capital stock of Aptuit Holdings, Inc. (as discussed in Note 2 to the Consolidated Financial Statements). Aptuit Holdings, Inc.’s had total assets of approximately $474.8 million as of March 31, 2013 (of which approximately $322.8 million represented goodwill and identifiable intangible assets). The Company continues to evaluate the internal control over financial reporting of the acquired business. As permitted by the SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Aptuit Holdings, Inc. was excluded from a formal evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2013.
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
Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. Currently, the Company is a named defendant in fifty-eight pending isotretinoin lawsuits. Plaintiffs allege that they suffer from inflammatory bowel disease and other disorders as a result of their ingestion of Amnesteem. The geographic distribution of these fifty-eight lawsuits is as follows: fifty-six in the Superior Court, Atlantic County, New Jersey, one in the Superior Court, County of Orange, California and one in the Superior Court, County of Sacramento, California. The New Jersey cases and several of the other cases have been brought by a consortium of plaintiffs' law firms, including Seeger Weiss. The following discussion contains more detail about the lawsuits.
Fifty-six lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by individual plaintiffs who claim to have ingested Amnesteem, and, in some cases, one or more competing branded generic isotretinoin products, including Sotret® (Ranbaxy) and/or Claravis® (Barr), as well as Accutane (the innovator isotretinoin product sold by Hoffmann-La Roche). Thirty-three of these cases allegedly involve the use of both Accutane and one or more of the branded generic forms of isotretinoin. Such cases, which include one or more Roche entities as defendants, are filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all Accutane lawsuits pending in New Jersey state courts. The remaining twenty-three cases do not involve the use of Accutane, but allegedly involve the use of one or more branded generic isotretinoin products, including Amnesteem. These cases are not part of the Accutane mass tort litigation; these non-mass tort, generics-only cases have been consolidated for discovery purposes but not for trial. All fifty-six of the cases pending in New Jersey, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name the pharmaceutical companies whose respective isotretinoin products each plaintiff allegedly ingested.
On June 26, 2012 a motion to Dismiss with Prejudice was filed in the Superior Court of New Jersey, Atlantic County, Law Division, dismissing two hundred and twenty-nine cases filed against the Company. To date, a total of three hundred and twenty-three cases have either been dismissed or settled.
Although expressed in various terms, generally speaking, all fifty-eight lawsuits set forth some or all of the standard array of product liability claims, including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.
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
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Hilton Worldwide, Inc., SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc. (collectively referred to herein as “SunGard”), Travelport Limited and TRW Automotive Holdings Corp., which may be considered our affiliates.

Item 6.	EXHIBITS
Exhibits:

10.1
Amendment No. 5, dated as of February 28, 2013 relating to the Credit Agreement, dated as of April 10, 2007, as amended, among the Company, PTS Intermediate Holdings LLC, Morgan Stanley Senior Fund, Inc., as the administrative agent, collateral agent and swing line leader and to the partners thereto (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.'s Current Report on Form 8-K filed on March 6, 2013, File No. 333-147871)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	Section 13(r) Disclosure*

101.1
The following financial information from Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Consolidated Statement of Operations for the Three and Nine Months Ended March 31, 2013 and 2012; (ii) Condensed Consolidated Statements of Comprehensive Income at March 31, 2013 and March 31, 2012 (iii) Consolidated Balance Sheets at March 31, 2013 and June 30, 2012; (iv) Consolidated Statement of Changes in Shareholders’ Deficit as of March 31, 2013; (v) Consolidated Statement of Cash Flows for the Three and Nine Months Ended March 31, 2013 and 2012; and (vi) Notes to unaudited Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date:	May 13, 2013	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date:	May 13, 2013	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Senior Vice President & Chief Financial Officer