Form 10-K
period 2013-06-30
Catalent Pharma Solutions, Inc.
filed 2013-09-10
CIK 1416083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-K
______________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013	Commission file number 333-147871
______________________________
CATALENT PHARMA SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)
______________________________

Delaware	13-3523163
(State of incorporation)	(I.R.S. Employer Identification No.)

14 Schoolhouse Road Somerset, New Jersey	08873
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (732) 537-6200
______________________________
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: None
______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒
(Note: As a voluntary filer not subject to the filing requirements of Section 13 or 15(d) of the Exchange Act, the registrant has filed all reports pursuant to Section 13 or 15(d) of the Exchange Act during the preceding 12 months as if it were subject to such filing requirements.)
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒    Yes  ☐    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No   ☒
On September 3, 2013 there were 100 shares of the Registrant's Common Stock, par value $0.01 per share, issued and outstanding.

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
Social Media
We use our website (www.catalent.com), our corporate Facebook page (https://www.facebook.com/pages/Catalent-Pharma-Solutions-LLC/205471596139733) and our corporate Twitter account (@catalentpharma) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website and social media channels are not, however, a part of this report.
 ITEM 1.    BUSINESS
General
Catalent Pharma Solutions, Inc. (“we”, “us”, “our” or the “Company”), a Delaware corporation, is the leading global provider of development solutions and advanced delivery technologies for drugs, biologics and consumer health products. Through our extensive capabilities and deep expertise in product development, we help our customers bring more products to market, faster, including nearly half of new drug products approved by the FDA in the last decade. Our advanced delivery technology platforms, the broadest and most diverse combination of intellectual property and proven formulation, manufacturing and regulatory expertise available to the industry, enable our customers to bring more products and better treatments to the market. Across both development and delivery, our commitment to reliably supply our customers' needs is the foundation for the value we provide; annually, we produce more than 70 billion doses for nearly 7,000 customer products. We believe that through our prior and ongoing investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, our patents and innovation activities, and our entry into new markets, we will continue to benefit from attractive and differentiated margins, and realize the growth potential from these areas.
We have extensive, long-term relationships with a broad and diverse range of industry-leading customers. In fiscal 2013, we did business with 85 of the top 100 branded drug marketers, 20 of the top 25 generics marketers, 41 of the top 50 biologics marketers, and 19 of the top 20 consumer health marketers globally. Selected key customers include Pfizer, Johnson & Johnson, GlaxoSmithKline, Eli Lilly, Merck, Novartis and Roche. We have many long-standing relationships with our customers, particularly in advanced delivery technologies, where we tend to follow a prescription molecule through all phases of its lifecycle, from innovator, development and launch to generics or over-the-counter switch. A prescription pharmaceutical product relationship with an innovator will often last for nearly two decades, extending from mid-clinical development through the end of the product's life cycle. We serve customers who require innovative product development, superior quality, advanced manufacturing and skilled technical services to support their development and marketed product needs.
We believe our customers value us because our depth of development solutions and advanced delivery technologies, intellectual property, consistent and reliable supply, geographic reach, and substantial expertise enable us to create a broad range of business and product solutions that can be customized to fit their individual needs. The aim of our offerings is to allow our customers to bring more products to market faster, and develop and market differentiated new products that improve patient outcomes. We believe our leading market position, significant global scale, and diversity of customers, offerings, regulatory categories, products, and geographies reduce our exposure to potential strategic and product shifts within the industry.

Our legacy of innovation in the advanced delivery of pharmaceutical products formed the foundation of our market-leading business, with nearly eight decades of oral dose form innovation since we first transformed the softgel manufacturing process in the 1930s. We launched the oral dissolving tablet category by commercializing our Zydis® technology in the 1980s and, in 2001, introduced an advanced softgel capsule shell, VegiCaps® Soft capsules, followed by its introduction to prescription pharmaceuticals as OptiShell™ in 2012. Our GPEx® cell line technology for biologics can help bring innovator, biosimilar and biobetter products to the market more rapidly. Today we employ more than 1,000 scientists and technicians and hold approximately 1,300 patents and patent applications in advanced delivery, drug and biologics formulation and manufacturing. We apply this portfolio to actively support current and future revenue generation, and we may receive license and exclusivity fees and/or royalties for certain technologies.
In recent years we have continued to expand our advanced delivery technology portfolio. In fiscal 2011, we acquired a novel molecular optimization platform, OptiForm™ from GlaxoSmithKline, and in-licensed an oral dissolving tablet alternative, LyoPan™, which we are progressing towards commercialization. In fiscal 2012, we licensed OptiDose™ tab-in-tab technology from Sanwa Kagaku Kenkyusho Co., Ltd. Also in 2012, we launched OptiMelt™ hot melt extrusion capabilities and capacity, and entered into a broad collaboration with BASF in this area. In fiscal 2013, we acquired an exclusive license to market the SMARTag™ precision protein-chemical engineering technology from Redwood Bioscience for advanced antibody-drug conjugates; licensed an innovative taste-masking technology from the New Jersey Institute of Technology; and reached an agreement to acquire a majority share in a Chinese softgel producer, Zhejiang Jiang Yuan Tang Biotechnology Co., Ltd, our tenth global softgel facility. We also have formed active partnerships to extend our technology reach, including collaborations with CTC Bio (South Korea), CEVEC (Germany), Bend Research (United States) and Toyobo Biologics (Japan), and have active collaborations with research universities around the world. We believe our own internal innovation activities, supplemented by current and future external partnerships and collaborations, will continue to strengthen and extend our leadership position in the industry for delivery of drugs, biologics and consumer health products.
We created our Development & Clinical Services business in fiscal 2010 to address the needs of our pharmaceutical and biotechnology customers for solutions to increasingly complex product development challenges. In fiscal 2012, we substantially expanded the scale of this business with the acquisition of the Clinical Trial Supplies business of Aptuit LLC (“Aptuit CTS”) (See Note 2 to the Consolidated Financial Statements). We have continued to invest to expand the capabilities and capacity of our development solutions, including substantial expansions of cold-chain clinical supply capabilities and, in fiscal 2013, expanded capabilities for oral drugs, and both metered-dose and dry-powder inhalers. Also in fiscal 2013, we formed a China-based clinical supplies joint venture with ShangPharma Corporation, to create the first provider in China of end-to-end clinical supply solutions, and announced a global clinical research organization alliance to further streamline the clinical supply process.
History
Catalent was formed in April 2007, when we were acquired by affiliates of The Blackstone Group L.P. (“Blackstone”). Prior to that, we formed the core of the Pharmaceutical Technologies and Services (“PTS”) segment of Cardinal Health, Inc. (“Cardinal”). PTS was in turn created by Cardinal through a series of acquisitions, with the intent of creating the world's leading outsourcing provider of specialized, market-leading solutions to the global pharmaceutical and biotechnology industry. In 1998, R.P. Scherer Corporation, the market leader in advanced oral drug delivery technologies, was acquired by Cardinal. In 1999, Cardinal acquired Automatic Liquid Packaging, Inc., the market leader in blow-fill-seal technology for respiratory treatments, ophthalmics, and other areas. In 2001, Cardinal purchased International Processing Corporation, a provider of oral solid dose forms. In 2002, PTS entered the fee-for-service development solutions market with the acquisition of Magellan Labs, a leader in analytical sciences services for the U.S. pharmaceuticals industry. Finally, in 2003, Cardinal acquired Intercare Group PLC, through which we expanded our European injectable manufacturing network. During the period from 1996 through 2006 we also made other selective acquisitions of businesses, facilities and technologies in all segments, including our legacy pharmaceutical packaging segment.
Subsequent to our 2007 acquisition, we have regularly reviewed our portfolio of offerings and operations in the context of our strategic growth plan. As a result of those ongoing assessments, since 2007 we have sold five businesses, including two injectable vial facilities in the U.S., a French oral dose facility, a printed components business (with four facilities), and in fiscal 2012 our North American commercial packaging business. We have also consolidated operations at four other facilities, integrating them into the remaining facility network since our acquisition by Blackstone.
As further described above and in Note 2 to the Consolidated Financial Statements filed herewith, in fiscal 2012 we acquired the Clinical Trials Supplies business of Aptuit LLC, combining it into our existing Development & Clinical segment. We also purchased the 49% minority share ownership of our Softgel Technologies business' German subsidiary. Further, in calendar 2013 we entered into two joint ventures in China, which provided majority control of both a softgel manufacturer and a newly established clinical supply business.

Our Competitive Strengths

•
Leading Provider of Development Solutions and Advanced Delivery Technologies. We are the leading provider of development solutions and advanced delivery technologies for drugs, biologics and consumer health products. In the last decade, we have supported the development and launch of nearly half of the U.S. Food and Drug Administration ("FDA") new chemical entity product approvals. With over 1,000 scientists and technicians worldwide and approximately 1,300 patents and patent applications, we possess substantial expertise in drug development and advanced delivery technologies, and help our customers bring more products and better treatments to market faster.

•
Longstanding, Extensive Relationships with Blue Chip Customers. We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In fiscal 2013, we did business with 85 of the top 100 branded drug marketers, 20 of the top 25 generics marketers, 41 of the top 50 biologics marketers, and 19 of the top 20 consumer health marketers globally, as well as with more than a thousand other customers. Regardless of size, our customers seek innovative product development, superior quality, advanced manufacturing and skilled technical services to support their development and marketed product needs. We believe our customers value us because our depth of development services and advanced delivery technologies, consistent and reliable supply, geographic reach and substantial expertise enable us to create a broad range of tailored solutions, many of which are unavailable from other individual providers.

•
Diversified Operating Platform. We are diversified by virtue of our geographic scope, our large customer base, the extensive range of products we produce, our service offerings, and our ability to provide solutions at nearly every stage of product lifecycles. We produce nearly 7,000 distinct items across multiple categories, including brand and generic prescription drugs and biologics, over-the-counter, consumer health, veterinary, and medical device and diagnostics. In fiscal 2013, our top 20 products represented approximately half of total revenue, with no individual product greater than 3%. We serve approximately 1,000 customers in approximately 70 countries, with a majority of our fiscal 2013 revenues coming from outside the United States. This diversity, combined with long product lifecycles and close customer relationships, has contributed to the stability of our business. It has also allowed us to reduce our exposure to potential strategic, customer and product shifts.

•
Deep, Broad and Growing Technology Foundation. We have a long track record of innovation across our offerings, which substantially differentiate us from other industry participants. Our culture of creativity and innovation is grounded in our advanced delivery technologies, our scientists and engineers, and our patents and proprietary manufacturing processes throughout our global network. Our global Research & Development team drives focused application of resources to highest priority opportunities for both new customer product introductions and platform technology development. As of June 30, 2013, we have more than 450 product development programs in active development across our businesses.

•
Significant Investment in Global Manufacturing Network. We have made significant past investments to establish a global manufacturing network, and today hold 4.6 million square feet of manufacturing and laboratory space across five continents. We have invested approximately $439.1 million in the last five years in capital expenditures. Recent and ongoing growth-related investments in facilities, capacity and capabilities across our businesses have positioned us for future growth in areas aligned with anticipated future demand. Through our focus on operational, quality and regulatory excellence, we drive ongoing and continuous improvements in safety, productivity and reliable supply to customer expectations, which we believe further differentiate us. Our manufacturing network and capabilities allow us the flexibility to reliably supply the changing needs of our customers while consistently meeting their quality, delivery and regulatory compliance expectations.

•
High Standards of Regulatory Compliance and Operational and Quality Excellence. We operate our plants in accordance with current good manufacturing practices (“cGMP”), following our own high standards which are consistent with those of many of our large global pharmaceutical and biotechnology customers. We have approximately 1,000 employees around the globe focused on quality and regulatory compliance. More than half of our facilities are registered with the FDA, with the remaining facilities registered with other applicable regulatory agencies, such as the European Medicines Agency (“EMA”). In some cases, facilities are registered with multiple regulatory agencies. In fiscal 2013, we underwent more than 38 regulatory audits, as well as hundreds of customer audits.

•
Strong and Experienced Management Team. Our executive leadership team has been transformed since 2009, and today has more than 200 years of combined and diverse experience within the pharmaceutical and healthcare industries. With an average of more than 20 years of functional experience, this team possesses deep knowledge and a wide network of industry relationships.

•
Principal Shareholder with Proven Healthcare Sector Expertise. Our principal shareholder is an entity controlled by affiliates of Blackstone, a leading global alternative asset manager and financial advisory firm. Current and prior healthcare investments by Blackstone, in addition to the Company, include: Biomet, Inc., Emcure Pharmaceuticals Ltd., Apria Healthcare Group Inc., Nycomed Holding A/S, DJO Global LLC, Independent Clinical Services Ltd, Southern Cross Healthcare Group PLC, Stiefel Laboratories, Inc, Team Health Holdings, Inc., and Vanguard Health Systems, Inc.

Our Strategy
We believe that we are well situated to leverage our market-leading development solutions offerings, innovative delivery technologies, strong customer relationships, and prior and ongoing growth investments to accelerate future growth and earn attractive returns on capital. We are pursuing three key strategic growth accelerators:

•
Enhancing the value of our current businesses through expanded capabilities and intellectual property, extended capacity, and targeted market strategies addressing under-served customers/geographies and adjacent markets.

•	Proactive market entry into emerging/high-growth geographies and other markets where we are currently only narrowly represented, including, but not limited to, China, Brazil, and Japan.

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
Our Segments
Our offerings and services are summarized below by reporting segment.

Segment	Offerings and Services	Fiscal 2013 Revenue*
(Dollars in millions)
Development & Clinical Services	Manufacturing, packaging, storage, distribution and inventory management for global clinical trials of drugs and biologics; analytical and bioanalytical development and testing; scientific and regulatory consulting services; development services and manufacturing for conventional oral dose forms; and development and manufacturing of products.	$404.8
Oral Technologies	Formulation, development and manufacturing of prescription and consumer health products using our proprietary softgel, Liqui-Gel®, Vegicaps®, OptiShell™, OptiDose™, OptiMelt™, and Zydis® technologies; our development stage OptiDose™ technology; as well as other proprietary and conventional oral drug delivery technologies.	$1,186.3
Medication Delivery Solutions	Formulation, development, and manufacturing for prefilled syringes and other injectable formats; blow-fill-seal unit dose development and manufacturing; and biologic cell line development and manufacturing, including our GPEx® and SMARTag™ technologies.	$219.3
*Segment Revenue includes inter-segment revenue of $10.1 million.
This table should be read in conjunction with Note 14 to the Consolidated Financial Statements.
Development and Clinical Services
Our Development & Clinical Services segment provides manufacturing, packaging, storage and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes dose form manufacturing or over-encapsulation where needed; supplying placebos, comparator drug procurement and clinical packages and kits for physicians and patients; inventory management; investigator kit ordering and fulfillment; and return supply reconciliation and reporting. We support trials in all regions of the world through our facilities and distribution network. In fiscal 2012 we substantially expanded this business via the Aptuit CTS acquisition in February 2012 (see Note 2 to the

Consolidated Financial Statements for further discussion), and in fiscal 2013 formed a joint venture with ShangPharma Corporation to expand our clinical supply services network into China.
We also offer analytical chemical and cell-based testing and scientific services, respiratory products formulation and manufacturing, regulatory consulting, and bioanalytical testing for biologic products. Our respiratory product capabilities include development and manufacturing services for inhaled products for delivery via metered dose inhalers, dry powder inhalers and nasal sprays. We also provide formulation development and clinical and commercial manufacturing for conventional and specialty oral dose forms. We provide global regulatory and clinical support services for our customers' regulatory and clinical strategies during all stages of development. Demand for our offerings is driven by the need for scientific expertise and depth and breadth of services offered, as well as by the reliable supply thereof, including quality, execution and performance.
Oral Technologies
Our Oral Technologies segment provides advanced oral delivery technologies, including formulation, development and manufacturing of oral dose forms for prescription and consumer health products across all phases of a molecule's lifecycle. These oral dose forms include softgel, modified release and immediate release solid oral technology products. At certain facilities we also provide integrated primary packaging services for the products we manufacture.
Through our Softgel Technologies business, we provide formulation, development and manufacturing services for soft gelatin capsules, or “softgels”, which we first commercialized in the 1930s as the original innovator of softgel technology. We are the market leader in overall softgel manufacturing, and hold the leading market position in the prescription arena. Our principal softgel technologies include traditional softgel capsules (in which the shell is made from animal-derived materials) and VegiCaps and OptiShell capsules (in which the shell is made from vegetable-derived materials), which are used in a broad range of customer products including prescription drugs, over-the-counter medications, and vitamins and supplements. Softgel capsules encapsulate liquid, paste or oil-based active compounds in solution or suspension into an outer shell, filling and sealing the capsule simultaneously. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter compounds, and to provide safe handling of hormonal, potent and cytotoxic drugs. We also participate in the softgel over-the-counter and vitamin, mineral and supplement business in selected regions around the world. With the 2001 introduction of our vegetable-derived softgel shell, VegiCaps capsules, drug and consumer health manufacturers have been able to extend the softgel dose form to a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary or cultural preferences. In recent years this platform has been extended to pharmaceutical active ingredients via the OptiShell platform. Our VegiCaps and OptiShell capsules are patent protected in most major global markets. Physician and patient studies we have conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient adherence with dosing regimens.
Through our Modified Release Technologies business we provide formulation, development and manufacturing services for fast-dissolve tablets and both proprietary and conventional controlled release products. We launched our orally dissolving tablet business in 1986 with the introduction of Zydis tablets, a unique oral dosage form that is freeze-dried in its package, can be swallowed without water, and typically dissolves in the mouth in less than three seconds. Most often used for indications, drugs and patient groups that can benefit from rapid oral disintegration, the Zydis technology is utilized in a wide range of products and indications, including treatments for a variety of central nervous system-related conditions such as migraines, Parkinsons' Disease, schizophrenia, and pain relief. Zydis tablets continue to be used in new ways by our customers as we extend the application of the technology to new categories, such as for immunotherapies, vaccines and biologics delivery. More recently we have added three new technology platforms to the Modified Release business portfolio, including the highly flexible OptiDose tab-in-tab technology, already commercially proven in Japan; the OptiMelt hot melt extrusion technology; and the development stage LyoPan oral dissolving tablet technology. We plan to continue to expand the development pipeline of customer products for all of our Modified Release technologies.
Representative Oral Technologies business customers include Pfizer, Novartis, Merck, GlaxoSmithKline, Eli Lilly and Johnson & Johnson.
Medication Delivery Solutions
Our Medication Delivery Solutions segment provides formulation, development and manufacturing services for delivery of drugs and biologics, administered via injection, inhalation and ophthalmic routes, using both traditional and advanced technologies. Our range of injectable manufacturing offerings includes filling drugs or biologics into pre-filled syringes, with flexibility to accommodate other formats within our existing network, focused increasingly on complex pharmaceuticals and biologics. With our range of technologies we are able to meet a wide range of specifications, timelines and budgets. The complexity of the manufacturing process, the importance of experience and know-how, regulatory compliance, and high start-up capital requirements create significant barriers to entry and, as a result, limit the number of competitors in the market. For example, blow-fill-seal is an advanced aseptic processing technology which uses a continuous process to form, fill with drug, and seal a plastic container in a sterile environment. Blow-fill-seal units are currently used for a variety of pharmaceuticals in liquid form, such as respiratory, ophthalmic and optic products. We are a leader in the outsourced blow-fill-seal market, and operate one of the largest capacity commercial manufacturing blow-fill-seal facilities in the world. Our sterile blow-fill-seal business provides flexible and scalable solutions for unit-dose delivery of complex formulations such as suspensions and emulsions, as well as innovative design and engineering container design and manufacturing solutions. Our regulatory expertise can lead to decreased time to commercialization, and our dedicated development production lines support feasibility, stability and clinical runs. We plan to continue to expand our product line in existing and new markets, and in higher margin specialty products with additional respiratory, ophthalmic, and injectable applications. Representative customers include Pfizer, Sanofi-Aventis, Novartis and Roche.
Our biologics offerings include our formulation development and cell-line manufacturing based on our advanced and patented Gene Product Expression (“GPEx”) technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and bio-similar biologic compounds. Our GPEx® technology can provide rapid cell line development, high biologics production yields, flexibility and versatility. In fiscal 2013, we launched our recently completed biologics facility in Madison, Wisconsin, with expanded capability and capacity to produce clinical scale biologic supplies; combined with offerings from other businesses of Catalent and external partners, we now provide the broadest range of technologies and services supporting the development and launch of new biologic entities, biosimilars or biobetters to bring a product from gene to market commercialization, faster.
Development and Product Supply Chain Solutions
In addition to our proprietary offerings, we are also differentiated in the market by our ability to bring together our development solutions and advanced delivery technologies to offer innovative development and product supply solutions which can be combined or tailored in many ways to enable our customers to take their drugs, biologics and consumer health products from laboratory to market. Once a product is on the market, we can provide comprehensive integrated product supply, from the sourcing of the bulk drug to comprehensive manufacturing and packaging to the testing required for release to distribution. Customer solutions we develop are flexible, scalable and creative, so that they meet the unique needs of both large and emerging companies, and for products of all sizes. We believe that our development and product supply solutions will continue to contribute to our future growth.
Sales and Marketing
Our target customers include large pharmaceutical and biotechnology companies, mid-size, emerging and specialty pharmaceutical and biotechnology companies, and consumer health companies, along with companies in other selected healthcare market segments such as animal health and medical devices. We have longstanding, extensive relationships with leading pharmaceutical and biotechnology customers. In fiscal 2013, we did business with 85 of the top 100 branded drug marketers, 20 of the top 25 generics marketers, 41 of the top 50 biologics marketers, and 19 of the top 20 consumer health marketers globally, as well as with more than a thousand other customers. Faced with access, pricing and reimbursement pressures as well as other market challenges, large pharmaceutical and biotechnology companies have increasingly sought partners to enhance the clinical competitiveness of their drugs and biologics and improve their R&D productivity, while reducing their fixed cost base. Many mid-size, emerging and specialty pharmaceutical and biotechnology companies, while facing the same pricing and market pressures, have chosen not to build a full infrastructure, but rather to partner with other companies-through licensing agreements, collaborations or outsourcing to access the critical skills, technologies and services required to bring their products to market. Consumer health companies require rapidly-developed, innovative dose forms and formulations to keep up in the fast-paced over-the-counter medication and vitamins markets. These market segments are all critically important to our growth, but require distinct solutions, marketing and sales approaches, and market strategy.
We follow a hybrid demand generation organization model, with global and growth account teams offering the full breadth of Catalent's solutions to selected accounts, and technical specialist teams providing the in-depth technical knowledge and practical experience essential for each individual offering. All business development and field sales representatives ultimately report to a single sales head, and significant ongoing investments are made to enhance their skills and capabilities. Our sales organization currently consists of more than 150 full-time, experienced sales professionals, supported by inside sales and sales operations. We also have built a dedicated strategic marketing team, providing strategic market and product planning and management for our offerings. Supporting these marketing plans, we participate in major trade shows relevant to the offerings globally and ensure adequate visibility to our offerings and solutions through a comprehensive print and on-line advertising and publicity program.

Global Accounts
We manage selected accounts globally due to their materiality and growth potential by establishing strategic plans, goals and targets. We recorded approximately 37% of our total revenue in fiscal 2013 from these global accounts. These accounts are assigned a dedicated business development professional with substantial industry experience. These account leaders, along with members of the executive leadership team, are responsible for managing and extending the overall account relationship. Growing sales, profitability, and increasing account penetration are key goals and are directly linked to compensation. Account leaders also work closely with the rest of the sales organization to ensure alignment around critical priorities for the accounts.
Emerging, Specialty and Virtual Accounts
Emerging, specialty and virtual pharmaceutical and biotechnology companies are expected to be a critical driver of industry growth globally. Historically, many of these companies have chosen not to build a full infrastructure, but rather partner with other companies to produce their products. We expect them to continue to do so in the future, providing a critical source for future integrated solution demand. We expect to continue to increase our penetration of geographic clusters of emerging companies in North America, Europe, South America and Asia. We regularly use active pipeline and product screening and customer targeting to identify the optimal candidates for partnering based on product profiles, funding status, and relationships, to ensure that our technical sales specialists and field sales representatives develop custom solutions designed to address the specific needs of customers in the market.
Contractual Arrangements
We generally enter into a broad range of contractual arrangements with our customers, including agreements with respect to feasibility, development, supply, licenses, and quality. The terms of these contracts vary significantly depending on the offering and customer requirements. Some of our agreements may include a variety of revenue arrangements such as fee-for-service, royalties, profit-sharing and fixed fees. We generally secure pricing and contract mechanisms in our supply agreements that allow for periodic resetting of pricing terms and, in some cases, these agreements provide for our ability to renegotiate pricing in the event of certain price increases for the raw materials utilized in the products we make. Our typical supply agreements include indemnification from our customers for product liability and intellectual property matters and caps on Catalent's contractual liabilities, subject in each case to negotiated exclusions. In addition, our typical manufacturing supply agreement terms range from two to five years with regular renewals of one to three years, although some of our agreements are terminable upon much shorter notice periods, such as 30 or 90 days. For our development solutions offerings, we may enter into master service agreements, which provide for standardized terms and conditions, which make it easier and faster for customers with multiple development needs to access Catalent's offerings.
Manufacturing Capabilities
We operate manufacturing facilities, development centers and sales offices throughout the world. We have twenty-six facilities on five continents with 4.6 million square feet of manufacturing, lab and related space. Our manufacturing capabilities include the full suite of competencies relevant to support each site's activities, including regulatory, quality assurance and in-house validation.
We operate our plants in accordance with cGMP. More than half of our facilities are registered with the FDA, with the remaining facilities being registered with other applicable regulatory agencies, such as the EMA. In some cases certain facilities are registered with multiple regulatory agencies.
We have invested approximately $292.7 million of cash outflows in our manufacturing facilities since fiscal 2011 through improvements and expansions in our facilities including approximately $122.5 million on capital expenditures in fiscal 2013. We believe that our facilities and equipment are in good condition, are well maintained and are able to operate at or above present levels for the foreseeable future, in all material respects.
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
Raw Materials
We use a broad and diverse range of raw materials in the design, development and manufacture of products. This includes, but is not limited to key materials such as gelatin, starch, and iota carrageenan for the Oral Technologies segment; packaging films for our and Development & Clinical Services segment, and resin for our blow-fill-seal business in our Medication Delivery Solutions segment. The raw materials that we use are sourced externally on a global basis. Globally, our supplier relationships could be interrupted due to natural disasters and international supply disruptions, including those caused by pandemics, geopolitical and other issues. For example, the supply of gelatin is obtained from a limited number of sources. In addition, much of the gelatin we use is bovine-derived. Past concerns of contamination from Bovine Spongiform Encephalopathy (“BSE”) have narrowed the number of possible sources of particular types of gelatin. If there were a future disruption in the supply of gelatin from any one or more key suppliers, there can be no assurance that we could obtain an alternative supply from our other suppliers. If future restrictions were to emerge on the use of bovine-derived gelatin from certain geographic sources due to concerns of contamination from BSE, any such restriction could hinder our ability to timely supply our customers with products and the use of alternative non-bovine-derived gelatin for specific customer products could be subject to lengthy formulation, testing and regulatory approval.
We work very closely with our suppliers to assure continuity of supply while maintaining excellence in material quality and reliability, and we have an active and effective supplier audit program. We continually evaluate alternate sources of supply, although we do not frequently pursue regulatory qualification of alternative sources for key raw materials due to the strength of our existing supplier relationships, the reliability of our current supplier base and the time and expense associated with the regulatory process. Although a change in suppliers could require significant effort or investment by us in circumstances where the items supplied are integral to the performance of our products or incorporate specialized material such as gelatin, we do not believe that the loss of any existing supply arrangement would have a material adverse effect on our business. See “Risk Factor” - "Our future results of operations are subject to fluctuations in the costs, availability, and suitability of the components of the products we manufacture, including active pharmaceutical ingredients, excipients, purchased components, and raw materials.”
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
Competition is driven by proprietary technologies and know-how (where relevant), consistency of operational performance, quality, price, value and speed. While we do have competitors who compete with us in our individual offerings, we do not believe we have competition from any directly comparable companies.
Employees
We have approximately 8,300 employees in twenty-six facilities on five continents: nine facilities are in the United States, with certain employees at one of which being represented by a labor organization with their terms and conditions of employment being subject to a collective bargaining agreement. National works councils and/or labor organizations are active at all eleven of our European facilities consistent with labor environments/laws in European countries. Similar relationships with labor organizations or national works councils exist in our plants in Argentina, Brazil, and Australia. Our management believes that our employee relations are satisfactory.

	North America	Europe	South America	Asia Pacific	Total
Approximate Number of Employees	3,300	3,800	700	500	8,300
Intellectual Property
We rely on a combination of knowhow, trade secrets, patents, copyrights and trademarks and other intellectual property laws, nondisclosure and other contractual provisions and technical measures to protect a number of our offerings, services and intangible assets. These proprietary rights are important to our ongoing operations. We operate under licenses from third parties for certain patents, software and information technology systems and proprietary technologies and in certain instances we license our technology to third parties. We also have a long track record of innovation across our lines of business and, to further encourage active innovation, we have developed incentive compensation systems linked to patent filings and other recognition and reward programs for scientists and non-scientists alike.
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
In addition, certain of our subsidiaries may be subject to the United States Federal Food, Drug, and Cosmetic Act, The Public Health Service Act, the Controlled Substances Act and comparable state and foreign regulations, and the Needlestick Safety and Prevention Act.
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

The costs associated with complying with the various applicable federal regulations, as well as state, local, foreign and transnational regulations, could be significant and the failure to comply with such legal requirements could have an adverse effect on our results of operations and financial condition. Reference is made to "Item 1A. Risk Factors" for additional discussion of the costs associated with complying with the various regulations.
Quality Assurance
We are committed to ensuring and maintaining the highest standard of regulatory compliance while providing high quality products to our customers. To meet these commitments, we have developed and implemented a Catalent wide quality management system throughout the organization that is appropriate. We have more than 1,000 employees around the globe focusing on quality and regulatory compliance. Our senior management team is actively involved in setting quality policies, standards and internal position papers as well as managing internal and external quality performance. Our quality assurance department provides quality leadership and supervises our quality systems programs. An internal audit program monitors compliance with applicable regulations, standards and internal policies. In addition, our facilities are subject to periodic inspection by the FDA and other equivalent local, state and foreign regulatory authorities and customers. All FDA, DEA and other regulatory inspectional observations have been resolved or are on track to be completed at the prescribed timeframe provided in response to the agency. We believe that our operations are in compliance in all material respects with the regulations under which our facilities are governed.
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
We are highly leveraged. As of June 30, 2013, we had (1) $1,704.2 million (dollar equivalent) of senior indebtedness; (2) $281.9 million (dollar equivalent) of senior subordinated indebtedness, (3) 348.2 million of senior notes, and (4) 274.1 million of senior unsecured term loan. In addition, we had an additional $188.5 million of unutilized capacity and $11.8 million of outstanding letters of credit under our revolving credit facility.
Our high degree of leverage could have important consequences for us, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;

•	exposing us to the risk of increased interest rates because certain of our borrowings, including borrowings under our senior secured credit facilities, are at variable rates of interest;

•
exposing us to the risk of fluctuations in exchange rates because certain of our borrowings, including certain of our senior secured term loan facilities and the Senior Subordinated Notes, are denominated in euros;

•
making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing the notes and the agreements governing such other indebtedness;

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

Our total interest expense, net was $203.2 million, $183.2 million and $165.5 million for fiscal years 2013, 2012 and 2011, respectively. After taking into consideration our ratio of fixed-to-floating rate debt, including our senior unsecured term loan entered into on April 29, 2013, a 100 basis point increase in such rates would increase our annual interest expense by approximately $11.9 million.

Despite our high indebtedness level, we and our subsidiaries will still be able to incur significant additional amounts of debt, which could further exacerbate the risks associated with our substantial indebtedness
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indenture that governs the notes, the indentures governing our other notes and the senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions and, under certain circumstances, the amount of indebtedness that could be incurred in compliance with these restrictions could be substantial. We have approximately $188.5 million available to us for borrowing, subject to certain conditions, from our $200.3 million revolving credit facility. If new debt is added to our subsidiaries' existing debt levels, the risks associated with debt we currently face would increase.
Our debt agreements contain restrictions that limit our flexibility in operating our business.
The indenture that governs the notes, our credit facilities and the indentures governing our other notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability and the ability of our restricted subsidiaries to, among other things:

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
We may utilize derivative financial instruments to reduce our exposure to market risks from changes in interest rates on our variable rate indebtedness and we are exposed to risks related to counterparty credit worthiness or non-performance of these instruments.

We may enter into pay-fixed interest rate swaps to limit our exposure to changes in variable interest rates. Such instruments may result in economic losses should exchange rates decline to a point lower than our fixed rate commitments. We are exposed to credit-related losses which could impact the results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the credit worthiness or non-performance by the counterparties to the interest rate swaps.
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
The demand for our offerings depends in part on our customers' research and development and the clinical and market success of their products. Our business, financial condition and results of operations may be harmed if our customers spend less on or are less successful in these activities.
Our customers are engaged in research, development, production and marketing of pharmaceutical, biotechnology and consumer health products. The amount of customer spending on research, development, production and marketing, as well as the outcomes of such research, development, and marketing activities, have a large impact on our sales and profitability, particularly the amount our customers choose to spend on our offerings. Our customers determine the amounts that they will spend based upon, among other things, available resources and their need to develop new products, which, in turn, is dependent upon a number of factors, including their competitors' research, development and production initiatives, and the anticipated market uptake, clinical and reimbursement scenarios for specific products and therapeutic areas. In addition, consolidation in the industries in which our customers operate may have an impact on such spending as customers integrate acquired operations, including research and development departments and their budgets. Our customers finance their research and development spending from private and public sources. A reduction in spending by our customers could have a material adverse effect on our business, financial condition and results of operations. If our customers are not successful in attaining or retaining product sales due to market conditions, reimbursement issues or other factors, our results of operations may be materially impacted.
We are subject to product and other liability risks that could adversely affect our results of operations, financial condition, liquidity and cash flows.
We are subject to significant product liability and other liability risks that are inherent in the design, development, manufacture and marketing of our offerings. We may be named as a defendant in product liability lawsuits, which may allege that our offerings have resulted or could result in an unsafe condition or injury to consumers. Such lawsuits could be costly to defend and could result in reduced sales, significant liabilities and diversion of management's time, attention and resources. Even claims without merit could subject us to adverse publicity and require us to incur significant legal fees.
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

The healthcare industry is highly regulated. We are subject to various local, state, federal, foreign and transnational laws and regulations, which include the operating and security standards of the DEA, the FDA, various state boards of pharmacy, state health departments, the DHHS, the EU member states and other comparable agencies and, in the future, any changes to such laws and regulations could adversely affect us. In particular, we are subject to laws and regulations concerning good manufacturing practices and drug safety. Our subsidiaries may be required to register for permits and/or licenses with, and may be required to comply with the laws and regulations of the DEA, the FDA, DHHS, foreign agencies including the EMA, and other various state boards of pharmacy, state health departments and/or comparable state agencies as well as certain accrediting bodies depending upon the type of operations and location of product distribution, manufacturing and sale.
The manufacture, distribution and marketing of our offerings for use in our customers' products are subject to extensive ongoing regulation by the FDA, the DEA, the EMA, and other equivalent local, state, federal and foreign regulatory authorities. Failure by us or by our customers to comply with the requirements of these regulatory authorities could result in warning letters, product recalls or seizures, monetary sanctions, injunctions to halt manufacture and distribution, restrictions on our operations, civil or criminal sanctions, or withdrawal of existing or denial of pending approvals, including those relating to products or facilities. In addition, such a failure could expose us to contractual or product liability claims as well as contractual claims from our customers, including claims for reimbursement for lost or damaged active pharmaceutical ingredients, the cost of which could be significant.
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
Our results depend on our ability to execute and improve when necessary our quality management strategy and systems, and effectively train and maintain our employee base with respect to quality management. Quality management plays an essential role in determining and meeting customer requirements, preventing defects and improving our offerings. While we have a network of quality systems throughout our business units and facilities which relate to the design, formulation, development, manufacturing, packaging, sterilization, handling, distribution and labeling of our customers' products which use our offerings, quality and safety issues may occur with respect to any of our offerings. A quality or safety issue could have an adverse effect on our business, financial condition and results of operations and may subject us to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, or civil sanctions, including monetary sanctions and criminal actions. In addition, such an issue could subject us to costly litigation, including claims from our customers for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant.
The services and offerings we provide are highly exacting and complex, and if we encounter problems providing the services or support required, our business could suffer.
The offerings we provide are highly exacting and complex, particularly in our Medication Delivery Solutions segment, due in part to strict regulatory requirements. From time to time, problems may arise in connection with facility operations or during preparation or provision of an offering, in both cases for a variety of reasons including, but not limited to, equipment malfunction, sterility variances or failures, failure to follow specific protocols and procedures, problems with raw materials, environmental factors and damage to, or loss of, manufacturing operations due to fire, flood or similar causes. Such problems could affect production of a particular batch or series of batches, requiring the destruction of product, or could halt facility production altogether. This could, among other things, lead to increased costs, lost revenue, damage to customer relations, reimbursement to customers for lost active pharmaceutical ingredients, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. Production problems in our drug and biologic manufacturing operations could be particularly significant because the cost of raw materials is often higher than in our other businesses. If problems are not discovered before the product is released to the market, recall and product liability costs may also be incurred. In addition, such risks may be greater at facilities that are new or going through significant expansion or renovation.

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
Even if we succeed in creating enhanced or new offerings from these innovations, they may still fail to result in commercially successful offerings or may not produce revenue in excess of the costs of development, and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of offerings embodying new technologies or features. Finally, innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice, the need for regulatory clearance and uncertainty over market access or government or third-party reimbursement.
We and our customers depend on patents, copyrights, trademarks and other forms of intellectual property protections, however, these protections may not be adequate.
We rely on a combination of know-how, trade secrets, patents, copyrights and trademarks and other intellectual property laws, nondisclosure and other contractual provisions and technical measures to protect a number of our offerings and intangible assets. These proprietary rights are important to our ongoing operations. There can be no assurance that these protections will prove meaningful against competitive offerings or otherwise be commercially valuable or that we will be successful in obtaining additional intellectual property or enforcing our intellectual property rights against unauthorized users. Our exclusive rights under certain of our offerings are protected by patents, some of which are subject to expire in the near term. When patents covering an offering expire, loss of exclusivity may occur and this may force us to compete with third parties, thereby affecting our revenue and profitability. We do not currently expect any material loss of revenue to occur as a result of the expiration of any patent.
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
In addition, many of our branded pharmaceutical customers rely on patents to protect their products from generic competition. Because incentives exist in some countries, including the United States, for generic pharmaceutical companies to challenge these patents, pharmaceutical and biotechnology companies are under the ongoing threat of a challenge to their patents. If our customers' patents were successfully challenged and as a result subjected to generic competition, the market for our customers' products could be significantly impacted, which could have an adverse effect on our results of operations and financial condition.
Our future results of operations are subject to fluctuations in the costs, availability, and suitability of the components of the products we manufacture, including active pharmaceutical ingredients, excipients, purchased components, and raw materials.
We depend on various active pharmaceutical ingredients, components, compounds, raw materials, and energy supplied primarily by others for our offerings. This includes, but is not limited to, gelatin, starch, iota carrageenan, petroleum-based products and resin. Also, frequently our customers provide their active pharmaceutical or biologic ingredient for formulation or incorporation in the finished product. It is possible that any of our or our customer supplier relationships could be interrupted due to natural disasters, international supply disruptions caused by pandemics, geopolitical issues, other events or could be terminated in the future.
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

Changes in market access or healthcare reimbursement in the United States or internationally could adversely affect our results of operations and financial condition.
The healthcare industry has changed significantly over time, and we expect the industry to continue to evolve. Some of these changes, such as ongoing healthcare reform, adverse changes in government or private funding of healthcare products and services, legislation or regulations governing the patient access to care and privacy, or the delivery, pricing or reimbursement approval of pharmaceuticals and healthcare services or mandated benefits, may cause healthcare industry participants to change the amount of our offerings they purchase or the price they are willing to pay for our offerings. Changes in the healthcare industry's pricing, selling, inventory, distribution or supply policies or practices could also significantly reduce our revenue and results of operations. Particularly, volatility in individual product demand may result from changes in public or private payer reimbursement or coverage.
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
Our future success may be dependent on opportunities to buy other businesses or technologies and possibly enter into joint ventures that could complement, enhance or expand our current business or offerings and services or that might otherwise offer us growth opportunities. We may face competition from other companies in pursuing acquisitions in the pharmaceutical and biotechnology industry. Our ability to acquire targets may also be limited by applicable antitrust laws and other regulations in the United States and other foreign jurisdictions in which we do business. To the extent that we are successful in making acquisitions, we may have to expend substantial amounts of cash, incur debt and assume loss-making divisions. We may not be able to complete such transactions, for reasons including, but not limited to, a failure to secure financing. Any transactions that we are able to identify and complete may involve a number of risks, including the diversion of management's attention to integrate the acquired businesses or joint ventures, the possible adverse effects on our operating results during the integration process, the potential loss of customers or employees in connection with the acquisition, delays or reduction in realizing expected synergies and our potential inability to achieve our intended objectives for the transaction. In addition, we may be unable to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.
To the extent that we are not successful in completing divestitures, as such may be determined by future strategic plans and business performance, we may have to expend substantial amounts of cash, incur debt and continue to absorb loss-making or under-performing divisions. Any divestitures that we are unable to complete may involve a number of risks, including diversion of management's attention, a negative impact on our customer relationships, costs associated with retaining the targeted divestiture, closing and disposing of the impacted business or transferring business to other facilities.
Our offerings and our customers' products may infringe on the intellectual property rights of third parties
From time to time, third parties have asserted intellectual property infringement claims against us and our customers and there can be no assurance that third parties will not assert infringement claims against either us or our customers in the future. While we believe that our offerings do not infringe in any material respect upon proprietary rights of other parties and/or that meritorious defenses would exist with respect to any assertions to the contrary, there can be no assurance that we would not be found to infringe on the proprietary rights of others. Patent applications in the United States and some foreign countries are generally not publicly disclosed until the patent is issued or published, and we may not be aware of currently filed patent applications that relate to our offerings or processes. If patents later issue on these applications, we may be found liable for subsequent infringement. There has been substantial litigation in the pharmaceutical and biotechnology industries with respect to the manufacture, use and sale of products that are the subject of conflicting patent rights.
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
In addition, our customers' products may be subject to claims of intellectual property infringement and such claims could materially affect our business if their products cease to be manufactured and they have to discontinue the use of the infringing technology which we may provide.
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

We employ approximately 8,300 employees worldwide, including approximately 3,300 employees in North America, 3,800 in Europe, 700 in South America and 500 in the Asia/Pacific region. Certain employees at one of our North American facilities are represented by a labor organization, and national works councils and/or labor organizations are active at all twelve of our European facilities consistent with labor environments/laws in European countries. Similar relationships with labor organizations or national works councils exist in our plants in Argentina, Brazil and Australia. Our management believes that our employee relations are satisfactory. However, further organizing activities or collective bargaining may increase our employment-related costs and we may be subject to work stoppages and other labor disruptions. Moreover, as employers are subject to various employment-related claims, such as individual and class actions relating to alleged employment discrimination, wage-hour and labor standards issues, such actions, if brought against us and successful in whole or in part, may affect our ability to compete or have a material adverse effect on our business, financial condition and results of operations.
Certain of our pension plans are underfunded, and additional cash contributions we may be required to make will reduce the cash available for our business, such as the payment of our interest expense.
Certain of our employees in the United States, United Kingdom, Germany, France, Japan and Australia are participants in defined benefit pension plans which we sponsor. As of June 30, 2013, the underfunded amount of our pension plans on a worldwide basis was approximately $90.7 million, primarily related to our fiscal 2012 plans in the United Kingdom and Germany. In addition, we have an estimated obligation of approximately $39.7 million, as of June 30, 2013, related to our withdrawal from a multiemployer pension plans in which we participated, resulting in a total underfunded amount related to our pension plans of $130.4 million as of June 30, 2013. In general, the amount of future contributions to the underfunded plans will depend upon asset returns and a number of other factors and, as a result, the amount we may be required to contribute to such plans in the future may vary. Such cash contributions to the plans will reduce the cash available for our business to pursue strategic growth initiatives or the payment of interest expense on the notes or our other indebtedness.
Blackstone controls us and our Investors may have conflicts of interest with us or our noteholders in the future.
Blackstone controls approximately 87% of BHP PTS Holdings L.L.C., with the other Investors controlling the remainder. By virtue of this controlling interest and BHP PTS Holdings L.L.C.'s ownership of all the outstanding membership interests of our indirect parent company, Phoenix Charter LLC, we are controlled by Blackstone. Blackstone controls us and all of our subsidiaries and is entitled to elect all of our directors, to appoint new management and to approve actions requiring the approval of our stockholder, including approving or rejecting proposed mergers or sales of all or substantially all of our assets, regardless of whether noteholders believe that any such transactions are in their own best interests.
The interests of the Investors may differ from holders of our notes in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Investors as equity holders might conflict with the interests of our noteholders. The Investors also may have an interest in pursuing acquisitions, divestitures, financings (including financings that are secured and/or senior to the senior subordinated notes) or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our noteholders. Additionally, the indenture governing the notes permits us to pay advisory fees, dividends or make other restricted payments under certain circumstances, and the Investors or their affiliates and/or advisors may have an interest in our doing so. See Item

13 “Certain Relationships and Related Transactions, and Director Independence-Transaction and Advisory Fee Agreement” for a discussion of certain payments we make to affiliates of Blackstone in connection with Blackstone's acquisition of us and related financings.
Members of the Investors or their affiliates or advisors are in the business of making or advising on investments in companies and may, from time to time in the future, acquire interests in businesses or provide advice that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. They may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. You should consider that the interests of these holders may differ from yours in material respects. See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13 “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES
Our principal executive offices are located at 14 Schoolhouse Road, Somerset, New Jersey. We also operate manufacturing operations, development centers, and sales offices throughout the world. We have twenty-six facilities on five continents with approximately 4.6 million square feet of manufacturing, lab and related space. Our manufacturing capabilities encompass a full suite of competencies including regulatory, quality assurance and in-house validation at all of the production sites. The following table sets forth our manufacturing and laboratory facilities by area and region as of June 30, 2013:

	Facility Sites	Country	Region	Segment	Total Square Footage	Leased/Owned
1	Kakegawa	Japan	Asia Pacific	Oral Technologies	107,300	Owned
2	Braeside	Australia	Asia Pacific	Oral Technologies	163,100	Owned
3	Beinheim	France	Europe	Oral Technologies	78,100	Owned
4	Eberbach	Germany	Europe	Oral Technologies	370,580	Leased
5	Aprilia	Italy	Europe	Oral Technologies	92,010	Owned
6	Swindon	United Kingdom	Europe	Oral Technologies	253,314	Owned
7	Somerset, NJ	USA	North America	Oral Technologies	265,000	Owned
8	Winchester, KY	USA	North America	Oral Technologies	120,000	Owned
9	St. Petersburg, FL	USA	North America	Oral Technologies	328,073	Owned
10	Buenos Aires	Argentina	South America	Oral Technologies	265,000	Owned
11	Sorocaba	Brazil	South America	Oral Technologies	88,993	Owned
12	Schorndorf	Germany	Europe	Oral Technologies	166,027	Owned
13	Brussels	Belgium	Europe	Medication Delivery Solutions	302,961	Leased/Owned
14	Limoges	France	Europe	Medication Delivery Solutions	179,000	Owned
15	Woodstock, IL	USA	North America	Medication Delivery Solutions	421,665	Owned
16	Madison, WI	USA	North America	Medication Delivery Solutions	102,723	Leased
17	Schorndorf	Germany	Europe	Development & Clinical Services	54,693	Owned
18	Bolton	United Kingdom	Europe	Development & Clinical Services	60,830	Owned
19	Philadelphia, PA	USA	North America	Development & Clinical Services	140,716	Leased/Owned
20	Morrisville, NC	USA	North America	Development & Clinical Services	186,406	Leased
21	Allendale, NJ	USA	North America	Development & Clinical Services	70,932	Leased
22	Kansas City, MO	USA	North America	Development & Clinical Services	410,000	Owned
23	Deeside	United Kingdom	Europe	Development & Clinical Services	127,533	Leased
24	Bathgate	United Kingdom	Europe	Development & Clinical Services	191,000	Owned
25	Singapore	Singapore	Asia Pacific	Development & Clinical Services	7,942	Leased
26	Shanghai	China	Asia Pacific	Development & Clinical Services	31,000	Leased
	Total				4,584,898

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
Fifty-six lawsuits are pending in the Superior Court of New Jersey, Law Division, Atlantic County by individual plaintiffs who claim to have ingested Amnesteem, and, in some cases, one or more competing branded generic isotretinoin products, including Sotret® (Ranbaxy) and/or Claravis® (Barr), as well as Accutane® (the innovator isotretinoin product sold by Hoffmann-La Roche). Thirty-three of these cases allegedly involve the use of both Accutane and one or more of the branded generic forms of isotretinoin. Such cases, which include one or more Roche entities as defendants, are filed as part of the New Jersey consolidated mass tort proceeding set up in 2005 for all Accutane lawsuits pending in New Jersey state courts. The remaining twenty-three cases do not involve the use of Accutane, but allegedly involve the use of one or more branded generic isotretinoin products, including Amnesteem. These cases are not part of the Accutane mass tort litigation; these non-mass tort, generics-only cases have been consolidated for discovery purposes but not for trial. All fifty-six of the cases pending in New Jersey, both mass tort and non-mass tort, are assigned to the same judge. In addition to the Company, these lawsuits name the pharmaceutical companies whose respective isotretinoin products each plaintiff allegedly ingested.
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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2013. This table should be read in conjunction with the Consolidated Financial Statements and the Notes thereto.

	Year Ended June 30,
(Dollars in millions, except as noted)	2009	2010	2011	2012	2013
Statement of Operations Data:
Net revenue	$1,398.8	$1,480.4	$1,531.8	$1,694.8	$1,800.3
Cost of products sold	1,018.1	1,039.5	1,029.7	1,136.2	1,231.7
Gross margin	380.7	440.9	502.1	558.6	568.6
Selling, general and administrative expenses	241.4	270.1	288.3	348.1	340.6
Impairment charges and (gain)/loss on sale of assets	139.4	214.8	3.6	1.8	5.2
Restructuring and other	15.4	17.7	12.5	19.5	18.4
Property and casualty (gain)/loss, net *	—	—	11.6	(8.8)	—
Operating earnings/(loss)	(15.5)	(61.7)	186.1	198.0	204.4
Interest expense, net	182.0	161.0	165.5	183.2	203.2
Other (income)/expense, net	(17.0)	(7.3)	26.0	(3.8)	25.1
Earnings/(loss) from continuing operations before income taxes	(180.5)	(215.4)	(5.4)	18.6	(23.9)
Income tax expense/(benefit)	17.0	21.9	23.7	16.5	24.1
Earnings/(loss) from continuing operations	(197.5)	(237.3)	(29.1)	2.1	(48.0)
Earnings/(loss) from discontinued operations, net of tax	(111.2)	(49.7)	(21.0)	(41.3)	1.2
Net earnings/(loss)	(308.7)	(287.0)	(50.1)	(39.2)	(46.8)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.6)	2.6	3.9	1.2	(0.1)
Net earnings/(loss) attributable to Catalent	$(308.1)	$(289.6)	$(54.0)	$(40.4)	$(46.7)

*	In March 2011, a U.K. based packaging facility was damaged by fire. Amounts reported are net of insurance recovery.

	Year Ended June 30,
(Dollars in millions)	2009	2010	2011	2012	2013
Balance Sheet Data (at period end):
Cash and cash equivalents	$63.9	$164.0	$205.1	$139.0	$106.4
Goodwill	1,071.0	848.9	906.0	1,029.9	1,023.4
Total assets	3,131.8	2,727.4	2,831.2	3,139.0	3,056.8
Long term debt, including current portion and other short term borrowing	2,345.8	2,268.9	2,346.6	2,683.5	2,691.6
Total liabilities	3,051.3	2,990.9	3,041.1	3,489.7	3,467.1
Total shareholder’s equity/(deficit)	$80.5	$(263.5)	$(209.9)	$(350.7)	$(410.3)

	Year Ended June 30,
(Dollars in millions)	2009	2010	2011	2012	2013
Other Financial Data:
Capital expenditures	$75.9	$70.5	$87.3	$104.2	$122.5
Ratio of Earnings to Fixed Charges (1)	—	—	—	1.1x	—
Net cash provided by/(used in) continuing operations:
Operating activities	62.2	231.5	111.6	87.7	139.1
Investing activities	(74.0)	(70.2)	(83.3)	(538.2)	(122.1)
Financing activities	7.2	(56.7)	(26.1)	352.9	(49.3)
Net cash provided by/(used in) discontinued operations:	3.7	5.8	21.0	43.9	(1.4)
Effect of foreign currency on cash	$(7.6)	$(10.3)	$17.9	$(12.4)	1.1

(1)
The ratio of earnings to fixed charges is calculated by dividing the sum of earnings from continuing operations before income taxes, equity in earnings (loss) from non-consolidated investments and fixed charges, by fixed charges. Fixed charges consist of interest expenses, capitalized interest and imputed interest on our leased obligations. For fiscal years 2009, 2010, 2011, and 2013, earnings were insufficient to cover fixed charges by $178.0 million, $214.3 million, $4.0 million, and $25.9 million, respectively. For fiscal year 2012, the ratio of earnings to fixed charges was 1.1x.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with our historical financial statements and related notes included elsewhere herein and the information set forth under “Item 6. Selected Financial Data”.
The discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read “Item 1A. Risk Factors” included elsewhere herein. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.
Overview
We are the leading global provider of development solutions and advanced delivery technologies for drugs, biologics and consumer health products. Through our extensive capabilities and deep expertise in product development, we help our customers bring more products to market, faster, including nearly half of new drug products approved by the FDA in the last decade. Our advanced delivery technology platforms, the broadest and most diverse combination of intellectual property and proven formulation, manufacturing and regulatory expertise available to the industry, enable our customers to bring more products and better treatments to the market. Across both development and delivery, our commitment to reliably supply our customers' needs is the foundation for the value we provide; annually, we produce more than 70 billion doses for more than 7,000 customer products. In fiscal 2013, we operated through four businesses: Development & Clinical Services, Softgel Technologies, Modified Release Technologies, and Medication Delivery Solutions. We believe that through our prior and ongoing investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, the sales of existing customer products, the introduction of new customer products, our patents and innovation activities, and our entry into new markets, we will continue to benefit from attractive and differentiated margins, and realize the growth potential from these areas.
For financial reporting purposes, we present three distinct financial reporting segments based on criteria established by U.S. GAAP: Development & Clinical Services, Oral Technologies and Medication Delivery Solutions. The Oral Technologies segment includes the Softgel Technologies and Modified Release Technologies businesses.

•
Development & Clinical Services. We provide manufacturing, packaging, storage and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes dose form manufacturing or over-encapsulation where needed, supplying placebos, comparator drug procurement, clinical packages and kits for physicians and patients, inventory management, investigator kit ordering and fulfillment, and return supply reconciliation and reporting. We support trials in all regions of the world through our facilities and distribution network. In fiscal 2012 we substantially expanded this business via the Aptuit CTS acquisition in February 2012, and in fiscal 2013 we formed a joint venture to expand our clinical supply services network into China. Refer to Note 2 to the Consolidated Financial Statements for further discussion.

We also offer analytical chemical and cell-based testing and scientific services, respiratory products formulation and manufacturing, regulatory consulting, and bioanalytical testing for biologic products. Our respiratory product capabilities include development and manufacturing services for inhaled products for delivery via metered dose inhalers, dry powder inhalers and nasal sprays. We provide formulation development and clinical and commercial manufacturing for conventional and specialty oral dose forms. We provide global regulatory and clinical support services for our customers' regulatory and clinical strategies during all stages of development. Demand for our offerings is driven by the need for scientific expertise and depth and breadth of services offered, as well as by the reliable supply thereof (including quality, execution and performance). We have ten facilities, including four in North America, four in Europe and two in the Asia Pacific region. Our Development & Clinical Services segment represented approximately 22% of total net revenue for fiscal 2013 on a combined basis before inter-segment eliminations.

•
Oral Technologies. We provide advanced oral delivery technologies, including formulation, development and manufacturing of oral dose forms for prescription and consumer health products across all phases of a molecule's lifecycle. These oral dose forms include softgel, modified release and immediate release solid oral technology products. At certain facilities we also provide integrated primary packaging services for the products we manufacture.

Through our Softgel Technologies business, we provide formulation, development and manufacturing services for soft gelatin capsules, or “softgels”, which we first commercialized in the 1930s. We are the market leader in overall softgel manufacturing, and hold the leading market position in the prescription arena. Our principal softgel technologies include traditional softgel capsules (in which the shell is made from animal-derived materials) and VegiCaps and

OptiShell capsules (in which the shell is made from vegetable-derived materials), which are used in a broad range of customer products, including prescription drugs, over-the-counter medications, and vitamins and supplements. Softgel capsules encapsulate liquid, paste or oil-based active compounds in solution or suspension into an outer shell, filling and sealing the capsule simultaneously. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter compounds, and to provide safe handling of hormonal, potent and cytotoxic drugs. We also participate in the softgel over-the-counter and vitamin, mineral and supplement business in selected regions around the world. With the 2001 introduction of our vegetable-derived softgel shell, VegiCaps capsules, drug and consumer health manufacturers have been able to expand the compatibility of the softgel dose form to a broader range of active ingredients, as well as and serve patient/consumer populations that were previously inaccessible due to religious, dietary or cultural preferences. In recent years this platform has been extended to pharmaceutical active ingredients via the OptiShell platform. Our VegiCaps and OptiShell capsules are patent protected in most major global markets. Physician and patient studies we have conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient adherence with dosing regimens.
Through our Modified Release Technologies business we provide formulation, development and manufacturing services for fast-dissolve tablets and both proprietary and conventional controlled release products. We launched our orally dissolving tablet business in 1986 with the introduction of Zydis tablets, a unique oral dosage form that is freeze-dried in its package, can be swallowed without water, and typically dissolves in the mouth in less than three seconds. Most often used for indications, drugs and patient groups that can benefit from rapid oral disintegration, the Zydis technology is utilized in a wide range of products and indications, including treatments for a variety of central nervous system-related conditions such as migraines, Parkinsons' Disease, schizophrenia, and pain-relief. Zydis tablets continue to be used in new ways by our customers as we extend the application of the technology to new categories, such as for immunotherapies, vaccines and biologics delivery. More recently, we have added three new technology platforms to the Modified Release business portfolio, including the highly flexible OptiDose tab-in-tab technology, already commercially proven in Japan; the OptiMelt hot melt extrusion technology; and the development stage LyoPan oral dissolving tablet technology. We plan to continue to expand the development pipeline of customer products for all of our Modified Release technologies.
Representative Oral Technologies business customers include Pfizer, Novartis, Merck, GlaxoSmithKline, Eli Lilly and Johnson & Johnson.
We have twelve Oral Technologies facilities in nine countries, including three in North America, five in Europe, two in South America and two in the Asia-Pacific region. Our Oral Technologies segment represented approximately 66% of total net revenue for fiscal 2013 on a combined basis before inter-segment eliminations.

•
Medication Delivery Solutions. We provide formulation, development and manufacturing services for advanced delivery of drugs and biologics, including products administered via for injection, inhalation and ophthalmic routes, using both traditional and advanced technologies. Our range of injectable manufacturing offerings includes filling drugs or biologics into pre-filled syringes, with flexibility to accommodate other formats within our existing network, focused increasingly on complex pharmaceuticals and biologic. With our range of injectable solutions technologies we are able to meet a wide range of specifications, timelines and budgets. The complexity of the manufacturing process, the importance of experience and know-how, regulatory compliance, and the high start-up capital requirements create significant barriers to entry and, as a result, limit the number of competitors in the market. For example, blow-fill-seal is an advanced aseptic processing technology which uses a continuous process to form, fill with drug, and seal a plastic container in a sterile environment. Blow-fill-seal units is currently used primarily for a variety of pharmaceuticals in liquid form, such as respiratory, ophthalmic and otic products. We are a leader in the outsourced blow-fill-seal market, and operate one of the largest capacity commercial manufacturing blow-fill-seal facilities in the world. Our sterile blow-fill-seal manufacturing has the capacity and flexibility of manufacturing configurations and business provides flexible and scalable solutions for unit-dose delivery of complex formulations such as suspensions and emulsions, products that are temperature, light and/or oxygen-sensitive. We also provide as well as innovative design and engineering container design and manufacturing solutions related to complex container design and manufacturing. Our regulatory expertise can leads to decreased time to commercialization, and our dedicated development production lines support feasibility, stability and clinical runs. We plan to continue to expand our product line in existing and new markets, and in higher margin specialty products with additional respiratory, ophthalmic, and injectable and nasal applications. Representative customers include Pfizer, Sanofi-Aventis, Novartis and Roche.

Our biologics offerings include our formulation development and cell-line manufacturing based on our advanced and patented Gene Product Expression (“GPEx”) technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and bio-similar biologic compounds. Our GPEx technology can provide rapid cell line development, high biologics production yields, flexibility and versatility. In fiscal 2013, we launched our recently completed new biologics facility in Madison, Wisconsin, with expanded capability and capacity to produce clinical scale biologic supplies; combined with offerings from other Catalent businesses and external partners, we now provide the broadest range of technologies and services supporting the development and launch of new biologic entities, biosimilars or biobetters to bring a product from gene to market commercialization, faster.
We have zero Medication Delivery Solutions manufacturing facilities, including zero in North America and zero in Europe. Our Medication Delivery Solutions segment represented approximately 12% of total net revenue for fiscal 2013 on a combined basis before inter-segment eliminations.
Critical Accounting Policies and Estimates
The following disclosure is provided to supplement the descriptions of the Company's accounting policies contained in Note 1 to the Consolidated Financial Statements in regard to significant areas of judgment. Management was required to make certain estimates and assumptions during the preparation of its Consolidated Financial Statements in accordance with generally accepted accounting principles. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the Consolidated Financial Statements. They also impact the reported amount of net earnings during any period. Actual results could differ from those estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our Consolidated Financial Statements than others. What follows is a discussion of our significant accounting policies and estimates.
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

•
Sales trends for our customers' products, the level branded and generic product competition they experience, the levels of their outsourcing, and the impact of regulation and healthcare reimbursement upon their products and the timing and uptake of their product launches;

•	Change in the level of competition we face from our competitors;

•	Mix of different products or services that we sell and our ability to provide offerings that meet our customers' requirements;

•	New intellectual property we develop and expiration of our patents;

•	Changes in prices of our products and services, which are generally relatively stable due to our long-term contracts; and

•	Fluctuations in exchange rates between foreign currencies, in which a substantial portion of our revenues and expenses are denominated, and the U.S. dollar.
Operational Expenses
Cost of products sold consists of direct costs incurred to manufacture and package products and costs associated with supplying other revenue-generating services. Cost of products sold includes labor costs for employees involved in the production process and the cost of raw materials and components used in the process or product. Cost of products sold also includes labor costs of employees supporting the production process, such as production management, quality, engineering, and other support services. Other costs in this category include external research and development costs, depreciation of fixed assets, utility costs, freight, operating lease expenses and other general manufacturing expenses.
Selling, general and administrative expenses consist of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative expenses to support our businesses. The category includes salaries and related benefit costs of employees supporting sales and marketing, finance, human resources, information technology, research and development costs, and costs related to executive management. Other costs in this category include depreciation of fixed assets, amortization of our intangible assets, professional fees, marketing and other expenses to support selling and administrative areas.
Direct expenses incurred by a segment are included in that segment's results. Shared sales and marketing, information technology services and general administrative costs are allocated to each segment based upon the specific activity being performed for each segment or are charged on the basis of the segment's respective revenues or other applicable measurement. Certain corporate expenses are not allocated to the segments. We do not allocate the following costs to the segments:

•	Impairment charges, and (gain)/loss on sale of assets;

•	Equity compensation;

•	Restructuring expenses and other special items;

•	Sponsor advisory fee;

•	Noncontrolling interest; and

•	Other income/(expense), net.

Our operating expenses are generally impacted by the following factors:

•	The utilization rate of our facilities: as our utilization rate increases, we achieve greater economies of scale as fixed manufacturing costs are spread over a larger number of units produced;

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
If we determine that the carrying value of intangibles and/or long-lived assets may not be recoverable based on the existence of one or more of the above indicators of impairment, we measure any impairment based on fair value, which we derive either by the estimated cash flows expected to result from the use of the asset and its eventual disposition or on assumptions we believe marketplace participants would utilize and comparable marketplace information in similar arms length transactions. We then compare weighted values to the asset's carrying amount. Any impairment loss recognized would represent the excess of the asset's carrying value over its estimated fair value. Significant estimates and judgments are required when estimating such fair values. If it is determined that these assets are impaired, an impairment charge would be recorded and the amount could be material. See Note 4 to the Consolidated Financial Statements for further discussion.

Goodwill
The Company accounts for goodwill and intangible assets with indefinite lives in accordance with Accounting Standard Codification (“ASC”) 350 Goodwill, Intangible and Other Assets. Under ASC 350, goodwill and intangible assets with indefinite lives are tested for impairment at least annually utilizing both qualitative and quantitative assessments. Our annual goodwill impairment test was conducted as of April 1, 2013. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporate assumptions that it believes marketplace participants would utilize. In addition, the Company uses comparative market information and other factors to corroborate the discounted cash flow results. See Note 3 to the Consolidated Financial Statements for further discussion.
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
Derivative Instruments and Hedging Activities
As required by ASC 815 Derivatives and Hedging ("ASC 815"), the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under ASC 815.

Income Taxes
In accordance with the provisions of ASC 740 Income Taxes ("ASC 740"), the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes are not provided on the undistributed earnings of subsidiaries outside of the U.S. when it is expected that these earnings are permanently reinvested. The Company has not made any provision for U.S. income taxes on the undistributed earnings of foreign subsidiaries as those earnings are considered permanently reinvested in the operations of those foreign subsidiaries.
ASC 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. Elements of this standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. The Company recognized no material adjustment in the liability for unrecognized income tax benefits. As of June 30, 2013, the Company had a total of $42.7 million of unrecognized tax benefits, including accrued interest as applicable.
On February 17, 2012, Catalent completed its acquisition of Aptuit Holdings, Inc. and subsidiaries for a purchase price of approximately $400.0 million. The acquisition was a taxable stock acquisition and was made with no Section 338 election. The acquisition created significant intangible value for book purposes, which gave rise to a large deferred tax liability (“DTL”), as there was no corresponding step-up for tax purposes. Overall, the acquisition resulted in a net DTL of about $39.0 million. Under the acquisition accounting rules, an amount of goodwill equal to the $39.0 million net DTL was recorded on the opening balance sheet.
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
Continued strengthening in development pipelines for drugs and biologics, compounded by increasing clinical trial breadth and complexity, sustain our belief in the attractive growth prospects for development solutions. Large companies are in many cases reconfiguring their R&D resources, increasingly involving appointment of strategic partners for key outsourced functions. Additionally, an increasing portion of compounds in development are from companies who less frequently have full R&D infrastructure, and thus are more likely to need strategic development solutions partners.
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
We believe that the presentation of EBITDA from continuing operations enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and use this measure for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that EBITDA from continuing operations will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates depreciation and amortization expense. We present EBITDA from continuing operations in order to provide supplemental information that we consider relevant for the readers of the Consolidated Financial Statements, and such information is not meant to replace or supersede U.S. GAAP measures. Our definition of EBITDA from continuing operations may not be the same as similarly titled measures used by other companies.
In addition, the Company evaluates the performance of its segments based on segment earnings before noncontrolling interest, other (income)/expense, impairments, restructuring costs, interest expense, income tax expense/(benefit), and depreciation and amortization (“Segment EBITDA”).
Under the indentures governing the notes, the senior unsecured term loan facility, and the credit agreement governing the senior unsecured term loan facility, the Company’s ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indentures and the credit agreement governing the senior unsecured term loan facility). Adjusted EBITDA is based on the definitions in the Company’s indentures and the credit agreement governing the senior unsecured term loan facility, is not defined under U.S. GAAP, and is subject to important limitations. We have included the calculations of Adjusted EBITDA for the periods presented. Adjusted EBITDA is the covenant compliance measure used in certain covenants under the indentures governing the notes and the credit agreement governing the senior unsecured term loan facility, particularly those governing debt incurrence and restricted payments. Because not all companies use identical calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
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
Fiscal Year Ended June 30, 2013 compared to the Fiscal Year Ended June 30, 2012
Results for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012 were as follows:

	Fiscal Year Ended June 30,		Increase/(Decrease)
(Dollars in millions)	2013	2012	Change $	Change %
Net revenue	$1,800.3	$1,694.8	$105.5	6%
Cost of products sold	1,231.7	1,136.2	95.5	8%
Gross margin	568.6	558.6	10.0	2%
Selling, general and administrative expenses	340.6	348.1	(7.5)	(2)%
Impairment charges and (gain)/loss on sale of assets	5.2	1.8	3.4	*
Restructuring and other	18.4	19.5	(1.1)	(6)%
Property and casualty (gain)/loss, net	—	(8.8)	8.8	*
Operating earnings/(loss)	204.4	198.0	6.4	3%
Interest expense, net	203.2	183.2	20.0	11%
Other (income)/expense, net	25.1	(3.8)	28.9	*
Earnings/(loss) from continuing operations before income taxes	(23.9)	18.6	(42.5)	*
Income tax expense/(benefit)	24.1	16.5	7.6	46%
Earnings/(loss) from continuing operations	(48.0)	2.1	(50.1)	*
Net earnings/(loss) from discontinued operations, net of tax	1.2	(41.3)	42.5	*
Net earnings/(loss)	(46.8)	(39.2)	(7.6)	19%
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.1)	1.2	(1.3)	*
Net earnings/(loss) attributable to Catalent	$(46.7)	$(40.4)	$(6.3)	16%
 *    Percentage not meaningful
Net Revenue
Net revenue increased $105.5 million, or 6%, in fiscal year 2013 compared to the same period a year ago. Excluding the unfavorable impact from foreign exchange fluctuation of $35.5 million, or 2%, net revenue increased by $141.0 million, or

8%, as compared to the same period a year ago. The increase was primarily due to the inclusion of a full year of revenue from the acquired Aptuit CTS business within our Development and Clinical Services segment, partially offset by volume declines within our Zydis technology platform and the impact of certain concessions granted to secure long term arrangements with regard to certain products and customers within our softgel business in our Oral Technologies segment.
Gross Margin
Gross margin increased $10.0 million, or 2%, in fiscal year 2013 compared to fiscal year 2012. Excluding the unfavorable impact from foreign exchange fluctuation of $10.6 million, or 2%, gross margin increased by $20.6 million, or approximately 4%, as compared to the same period a year ago. This increase in gross margin was due to the revenue generated by acquired Aptuit CTS businesses within Development and Clinical Services and research and development profit participation revenue recorded within the Oral Technologies segment. These gross margin increases were partially offset by unfavorable product mix and volume declines in the Zydis technology platform in our Oral Technologies segment and within the Medication Delivery Solutions segments.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $7.5 million, or 2%, in fiscal year 2013 compared to the prior period. Excluding the increase resulting from from foreign exchange fluctuation of $3.4 million, or 1%, selling, general and administrative expense decreased by $4.1 million as compared to the same period a year ago. The decrease was primarily due to the absence of $15.0 million of transaction related costs associated with the Aptuit CTS acquisition which was incurred in the prior year period partially offset by increased depreciation and amortization and integration costs associated with the Aptuit CTS acquisition.
Restructuring and Other
Restructuring and other charges decreased $1.1 million, or 6%, in fiscal year 2013 compared to the prior period. The current period charges related to restructuring initiatives across several of our operations,which were enacted to improve cost efficiency, including both site consolidation and employee related severance charges undertaken to achieve acquisition related synergies. The prior period charges primarily related to consolidating and streamlining our manufacturing footprint and employee related charges resulting from organizational changes and workforce reductions to adjust the capacity of our workforce within our business units.
Interest Expense, net
Interest expense, net of $203.2 million increased by $20.0 million, or 11%, in fiscal year 2013 compared to the period ended June 30, 2012. The increase was primarily the result of the full twelve month fiscal year 2013 effect of the incremental term loan borrowing of $400.0 million used to finance the Aptuit CTS acquisition, which closed during the third quarter of fiscal year 2012, during which four months of interest expense was recognized. In addition, Catalent recorded capital leases in the third quarter of fiscal 2012, for which a full year of interest expense has been incurred in the current year compared to only four months in the prior fiscal year.
Other (Income)/Expense, net
Other expense of $25.1 million increased by $28.9 million in fiscal year 2013 compared to the period ended June 30, 2012. The increased expense was primarily driven by both cash and non-cash charges associated with financing related fees occurring during fiscal year 2013 and by increased unrealized losses related to foreign currency translation on intercompany loans as compared to the prior period.
Provision/(Benefit) for Income Taxes
Our provision for income taxes was $24.1 million in fiscal year 2013 relative to our loss from continuing operations before income taxes of $23.9 million resulting in an income tax provision rate in excess of 100% due to the mix of profits and losses in various jurisdictions. Our provision for income taxes for the fiscal year ended June 30, 2012 was $16.5 million relative to earnings from continuing operations before income taxes of $18.6 million resulting in an income tax provision rate of 88.8%. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Key drivers in permanent differences year over year include the reversal of intercompany dividend income which is not included for tax purposes, disallowed interest expense as well as a non-deductible asset impairment.
Segment Review

The Company’s results on a segment basis for the fiscal year ended June 30, 2013 compared to the fiscal year ended June 30, 2012 were as follows:

	Fiscal Year Ended June 30,		Increase/(Decrease)
(Dollars in millions)	2013	2012	Change $	Change %
Oral Technologies
Net revenue	$1,186.3	$1,220.2	$(33.9)	(3)%
Segment EBITDA	315.7	334.6	(18.9)	(6)%
Medication Delivery Solutions
Net revenue	219.3	223.9	(4.6)	(2)%
Segment EBITDA	31.5	27.5	4.0	15%
Development and Clinical Services
Net revenue	404.8	268.3	136.5	51%
Segment EBITDA	75.0	53.0	22.0	42%
Inter-segment revenue elimination	(10.1)	(17.6)	7.5	43%
Unallocated Costs (1)	(90.6)	(84.8)	5.8	7%
Combined Total
Net revenue	1,800.3	1,694.8	105.5	6%
EBITDA from continuing operations	$331.6	$330.3	$1.3	*
 *    Percentage not meaningful

(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Fiscal Year Ended June 30,
(Dollars in millions)	2013	2012
Impairment charges and gain/(loss) on sale of assets	$(5.2)	$(1.8)
Equity compensation	(2.8)	(3.7)
Restructuring and other special items (2)	(29.0)	(45.8)
Property and casualty losses	—	8.8
Sponsor advisory fee	(12.4)	(11.8)
Noncontrolling interest	0.1	(1.2)
Other income/(expense), net(3)	(25.1)	3.8
Non-allocated corporate costs, net	(16.2)	(33.1)
Total unallocated costs	$(90.6)	$(84.8)

(2)	Segment results do not include restructuring and certain acquisition related costs

(3)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation and expenses related to financing transactions during the period.
Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Fiscal Year Ended June 30,
(Dollars in millions)	2013	2012
Earnings/(loss) from continuing operations	$(48.0)	$2.1
Depreciation and amortization	152.2	129.7
Interest expense, net	203.2	183.2
Income tax (benefit)/expense	24.1	16.5
Noncontrolling interest	0.1	(1.2)
EBITDA from continuing operations	$331.6	$330.3
Oral Technologies segment
Net revenue decreased by $33.9 million, or 3%, in fiscal year 2013 as compared to the prior year. Excluding the unfavorable impact from foreign exchange fluctuation of $31.9 million, or 3%, Oral Technologies’ net revenue was relatively flat as compared to the same period a year ago primarily related to decreased demand for certain customer products utilizing our Zydis technology platform, and the impact of certain concessions granted to secure long term arrangements with regard to certain products and customers within our softgel business, partially offset by research and development product participation revenue recognized in the first half of the current year.
Oral Technologies' segment EBITDA decreased by $18.9 million, or 6%, in fiscal year 2013 as compared to fiscal year 2012. Excluding the unfavorable impact from foreign exchange fluctuation of $9.3 million, or 3%, the segment EBITDA decreased by $9.6 million, or 3%, as compared to the same period a year ago primarily related to decreased product demand within our Zydis technology platform as noted above and unfavorable product pricing mix within the segment, partially offset by the research and development product participation income recorded in the first half of the current fiscal year.
Medication Delivery Solutions segment
Net revenue decreased by $4.6 million, or 2%, in fiscal year 2013 as compared to fiscal year 2012. Excluding the unfavorable impact from foreign exchange fluctuation of $2.6 million, or 1%, Medication Delivery Solutions' net revenue was relatively flat as compared to the same period a year ago primarily due to reduced demand for sterile injectable products at our European pre-filled syringe facilities, partially offset by increased demand for biologics services.
Medication Delivery Solutions' Segment EBITDA increased by $4.0 million, or 15%, in fiscal year 2013 primarily due to cost saving initiatives enacted within the segment and increased demand for biologics services, partially offset by decreased demand for sterile injectable products as noted above. The impact of foreign exchange fluctuations did not materially impact Segment EBITDA.
Development and Clinical Services segment
Net revenues increased by $136.5 million, or 51%, in fiscal year 2013 as compared to fiscal year 2012 primarily due to the full year inclusion of the acquired Aptuit CTS business, which closed in the third quarter of the previous fiscal year. Foreign exchange fluctuations did not materially impact segment net revenues.
Development and Clinical Services' Segment EBITDA increased by $22.0 million, or 42%, in fiscal year 2013 as compared to fiscal year 2012. Excluding the unfavorable impact from foreign exchange fluctuation of $0.8 million, or 2%, the Development and Clinical Services' Segment EBITDA increased by $22.8 million, or 43%, as compared to the same period a year ago primarily due to the acquisition of the Aptuit CTS business and synergy realization across the segment, partially offset by a mix shift to lower margin services.

Fiscal Year Ended June 30, 2012 compared to Fiscal Year Ended June 30, 2011
Results for the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011 are as follows:

	Fiscal Year Ended June 30,		Increase/(Decrease)
(Dollars in millions)	2012	2011	Change $	Change %
Net revenue	$1,694.8	$1,531.8	$163.0	11%
Cost of products sold	1,136.2	1,029.7	106.5	10%
Gross margin	558.6	502.1	56.5	11%
Selling, general and administrative expenses	348.1	288.3	59.8	21%
Impairment charges and (gain)/loss on sale of assets	1.8	3.6	(1.8)	*
Restructuring and other	19.5	12.5	7.0	56%
Property and casualty (gain)/loss, net	(8.8)	11.6	(20.4)	*
Operating earnings/(loss)	198.0	186.1	11.9	6%
Interest expense, net	183.2	165.5	17.7	11%
Other (income)/expense, net	(3.8)	26.0	(29.8)	*
Earnings/(loss) from continuing operations before income taxes	18.6	(5.4)	24.0	*
Income tax expense/(benefit)	16.5	23.7	(7.2)	(30)%
Earnings/(loss) from continuing operations	2.1	(29.1)	31.2	(107)%
Net earnings /(loss) from discontinued operations, net of tax	(41.3)	(21.0)	(20.3)	97%
Net earnings/(loss)	(39.2)	(50.1)	10.9	(22)%
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	1.2	3.9	(2.7)	(69)%
Net earnings/(loss) attributable to Catalent	$(40.4)	$(54.0)	$13.6	(25)%
* Percentage not meaningful
Net Revenue
Net revenue increased $163.0 million, or 11%, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted revenue by 1%, or $17.2 million. Excluding the impact of foreign exchange, net revenue increased by $180.2 million, or 12%, as compared to fiscal year 2011. The increase was primarily due to increased demand within the Development & Clinical Services and the Oral Technologies segments, partially offset by decreases within Medication Delivery Solutions. The Oral Technologies increase was a result of stronger demand for prescription and consumer health softgels within multiple geographies, as well as an increase for controlled release products within North America and Europe. Increased market demand for customer products using the Zydis® technology also contributed to the segment's favorability. The Development & Clinical Services volume increase was primarily related to strong demand for clinical and analytical services within North America and Europe, as well as due to the acquisition of Aptuit's CTS business which closed in mid-February of the current fiscal year and contributed approximately $67.9 million to the revenue increase. Within the Medication Delivery Solutions segment, revenue was lower compared to the prior fiscal year due to decreased demand within our European injectable facilities, partially offset by increased demand for products within our blow-fill-seal offering.
Gross Margin
Gross margin increased $56.5 million, or 11%, compared to the prior fiscal year. The stronger U.S. dollar unfavorably impacted gross margin by approximately 2%, or $7.7 million. Excluding the impact of foreign exchange, gross margin increased by $64.2 million, or 13%, primarily due to favorable product mix related to the revenue increases within the Oral Technologies segment and the increased demand for analytical and clinical services within the Development and Clinical Services segment. The aforementioned acquisition of Aptuit's CTS business contributed approximately $18 million to the increase in gross margin.

Selling, General and Administrative Expense
Selling, general and administrative expense increased by $59.8 million, or 21%, compared to prior fiscal year. The increase from the prior fiscal year is primarily related to transaction related expenses incurred in connection with the acquisition of the Aptuit CTS business, the recognition of a multi-employer pension plan obligation related to an ongoing operation, incentive-based variable employee related costs and continued investments in our sales and marketing function across our global network. In addition, the acquisition of the Aptuit CTS business resulted in $15.0 million additional selling, general and administrative expenses.
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
Provision/(Benefit) for Income Tax
The income tax provision/(benefit) rate relative to earnings/(loss) before income taxes, minority interest and discontinued operations was 88.8% in fiscal 2012 and an amount in excess of 100 % in fiscal 2011, respectively. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Key drivers in permanent differences year over year include the reversal of intercompany dividend income which is not includible for tax purposes, disallowed interest expense as well as a non-deductible asset impairment. Our effective tax rate reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%. Our fiscal 2012 provision for income taxes was $16.5 million, relative to income before income taxes of $18.6 million, and resulted in an effective tax rate of 88.8%. Our fiscal 2011 provision for income taxes was $23.7 million and relative to losses before income taxes of ($5.4) million resulted in an effective tax rate of in excess of 100% due to the mix of profits and losses in various jurisdictions

Segment Review
The Company's results on a segment basis for the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011 are as follows:

	Fiscal Year Ended June 30,		Increase/(Decrease)
(Dollars in millions)	2012	2011	Change $	Change %
Oral Technologies
Net revenue	$1,220.2	$1,159.0	$61.2	5%
Segment EBITDA	334.6	308.4	26.2	8%
Medication Delivery Solutions
Net revenue	223.9	238.6	(14.7)	(6)%
Segment EBITDA	27.5	33.5	(6.0)	(18)%
Development and Clinical Services
Net revenue	268.3	157.0	111.3	71%
Segment EBITDA	53.0	30.1	22.9	76%
Inter-segment revenue elimination	(17.6)	(22.8)	5.2	23%
Unallocated Costs(1)	(84.8)	(100.3)	15.5	15%
Combined Total
Net revenue	1,694.8	1531.8	163.0	11%
EBITDA from continuing operations	$330.3	$271.7	$58.6	22%

(1)
Unallocated costs includes U.S. GAAP restructuring and other, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Fiscal Year Ended June 30,
(Dollars in millions)	2012	2011
Impairment charges and gain/(loss) on sale of assets	$(1.8)	$(3.6)
Equity compensation	(3.7)	(3.9)
Restructuring and other items (2)	(45.8)	(24.9)
Property and casualty losses	8.8	(11.6)
Sponsor advisory fee	(11.8)	(10.6)
Noncontrolling interest	(1.2)	(3.9)
Other income/(expense), net (3)	3.8	(26.0)
Non-allocated corporate costs, net	(33.1)	(15.8)
Total unallocated costs	$(84.8)	$(100.3)

(2)	Segment results do not include restructuring and certain acquisition related costs

(3)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation and expenses related to financing transactions during the period.
Provided below is a reconciliation of earnings/ (loss) from continuing operations to EBITDA:

	Fiscal Year Ended June 30,
(Dollars in millions)	2012	2011
Earnings/(loss) from continuing operations	$2.1	$(29.1)
Depreciation and amortization	129.7	115.5
Interest expense, net	183.2	165.5
Income tax (benefit)/expense	16.5	23.7
Noncontrolling interest	(1.2)	(3.9)
EBITDA from continuing operations	$330.3	$271.7
Oral Technologies segment
Net revenues increased by 5%, or $61.2 million, compared to the same period a year ago. The stronger U.S. dollar unfavorably impacted the segment's revenue by 1%, or $13.3 million. Excluding the impact of foreign exchange rates, net revenue increased by 6%, or $74.5 million. This increase was primarily driven by increase demand for controlled release, prescription and consumer health softgel offerings, and increased demand of our customers' products which utilize our Zydis technology platform.
Oral Technologies' Segment EBITDA increased by 8%, or $26.2 million. Oral Technologies' Segment EBITDA was unfavorably impacted by foreign exchange rate movements by 2%, or $6.2 million. Excluding the impact of foreign exchange rates, the increase was 10%, or $32.4 million, which was primarily related to the previously mentioned sales volume increases as well as favorable product mix and improved productivity and fixed manufacturing cost management within the segment.
Medication Delivery Solutions segment
Net revenues decreased by 6%, or $14.7 million, compared to the prior fiscal year. The stronger U.S. dollar negatively impacted the segment's revenue by approximately 1%, or $2.0 million. Excluding the impact of foreign exchange rates, net revenues decreased 5%, or $12.7 million, which was primarily driven by decreased demand for both flu and non-flu pre-filled syringe products within our European injectable facilities as well as lower year over year revenue from our biologics offering. These revenue declines were partially offset by increased demand for products utilizing our blow-fill-seal platform.
Medication Delivery Solutions' Segment EBITDA decreased by 18%, or $6.0 million. The stronger U.S. dollar negatively impacted Medication Delivery Solutions' EBITDA by approximately 2%, or $0.5 million. Excluding the impact of foreign exchange rates, the $5.5 million, or 17%, decrease was primarily due to the decreased demand for both flu and non-flu pre-filled syringe products within our European injectable facilities, as discussed above, and were partially offset by favorable product mix and manufacturing efficiency improvements within our blow-fill-seal operation.
Development and Clinical Services segment
Net revenues increased by 71%, or $111.3 million. The stronger U.S. dollar negatively impacted the segment's revenue by 1%, or $2.0 million. Excluding the impact of foreign exchange rates, net revenues increased by 72%, or $113.3 million. The Aptuit CTS Acquisition which closed in the third quarter of the current fiscal year contributed approximately $67.9 million of the revenue increase. The remaining increase was primarily related to strong demand for analytical and clinical services within North America and Europe.
Development and Clinical Services' Segment EBITDA increased by $22.9 million, primarily due to the previously mentioned stronger demand within the Company's clinical services and analytical offerings, as well as due to the acquisition of Aptuit's CTS business which contributed approximately $13.5 million of the EBITDA increase. The segment's EBITDA was immaterially impacted by foreign exchange rates.
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of June 30, 2013, the Company’s financing needs were supported by a $200.3 million revolving credit facility, which was reduced by $11.8 million of outstanding letters of credit. The revolving credit facility matures April 10, 2016. The April 10, 2016 maturity date is subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the $350 million of 7.875% Senior Notes due October 2018 (the "7.875% Notes"), the €225.0 million 9.75% Euro-denominated Senior Subordinated Notes due April 2017 (the "Senior Subordinated Notes") and certain other unsecured debt. As of June 30, 2013, we had no outstanding borrowings under the Company’s revolving credit facility.

In September 2012, the Company announced the commencement of a tender offer to purchase for cash up to $350.0 million aggregate principal amount of its outstanding $565.0 million 9.5%/10.25% senior PIK election notes due April 2015 (the "Senior Toggle Notes"). On September 18, 2012, the Company purchased $45.9 million aggregate principal amount of Senior Toggle Notes at a price of $47.1 million plus accrued and unpaid interest pursuant to the tender offer. On November 1, 2012, the Company redeemed $304.1 million aggregate principal amount of Senior Toggle Notes for an aggregate price of $311.4 million plus accrued and unpaid interest.

On September 18, 2012, the Company issued $350.0 million aggregate principal amount of 7.875% Senior Notes (the “7.875% Notes”). The 7.875% Notes will mature on October 15, 2018 and interest is payable on the 7.875% Notes on April 15 and October 15 of each year, commencing April 15, 2013. The 7.875% Notes were offered in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in offshore transactions in accordance with Regulation S under the Securities Act. The 7.875% Notes were issued at a price of 100.0% of their principal amount. The Company used a portion of the net proceeds from the offering of the 7.875% Notes to finance a portion of its tender offer for the Senior Toggle Notes and partial redemption of the Senior Toggle Notes as described above. We may redeem these notes at par plus specified declining premiums set forth in the senior subordinated indenture plus any accrued and unpaid interest to the date of redemption.
On April 29, 2013, the Company entered into a senior unsecured term loan facility, in order to borrow an aggregate principal amount of $275.0 million of unsecured term loans (the "Unsecured Loans") due December 31, 2017. The proceeds from the Unsecured Loans were used to redeem all $269.1 million remaining principal outstanding of the Company's Senior Toggle Notes at par plus accrued and unpaid interest as of May 29, 2013, the date of redemption. The Unsecured Loans bear interest, at the Company’s option, at a rate equal to the Eurocurrency Rate plus 5.25%, subject to a floor of 1.25%, or the "Base Rate" plus 4.25%, subject to a floor of 2.25%. The Base Rate is equal to the higher of either the Federal Funds Rate plus 0.5% or the rate of interest per annum published by the Wall Street Journal from time to time, as the “prime lending rate.” The "Eurocurrency Rate" is determined by reference to the British Bankers Association Interest Settlement rate for deposits in dollars for the interest period relevant to such borrowing adjusted for certain additional costs. The Company is not required to repay installments on the Unsecured Loans and is only required to repay the Unsecured Loans on the date of maturity.
We continue to believe that the Company’s cash from operations and available borrowings under the revolving credit facility will be adequate to meet the Company’s future liquidity needs for at least the next twelve months.
Cash Flows
Fiscal Year Ended June 30, 2013 Compared to the Fiscal Year Ended June 30, 2012
The following table summarizes the Company’s Consolidated Statement of Cash Flows from continuing operations for the fiscal year ended June 30, 2013 compared with the fiscal year ended June 30, 2012:

	Fiscal Year Ended June 30,
(in millions)	2013	2012	$ Change
Net cash provided by/(used in):
Operating activities	$139.1	$87.7	$51.4
Investing activities	$(122.1)	$(538.2)	$416.1
Financing activities	$(49.3)	$352.9	$(402.2)
Operating activities
For the fiscal year ended June 30, 2013, cash provided by operating activities was $139.1 million compared to $87.7 million for the comparable prior year period. Cash provided by operating activities increased compared to the same period last year by $51.4 million primarily due to due to favorable working capital changes, the absence of insurance proceeds related to capital purchases subsequent to the fire in Corby, U.K. in the current year and increased call premium cash payments and financing cash fees partially offset by higher cash interest payments on borrowings.
Investing activities
For the fiscal year ended June 30, 2013, cash used in investing activities was $122.1 million, which primarily related to acquisitions of property, plant and equipment of $122.5 million. Cash used in investing activities from continuing operations for the comparable prior year period was $538.2 million, including $457.5 million of cash paid to acquire Aptuit's Clinical Trial Supplies Business and the remaining 49% of the Company's Eberbach, Germany operation in February 2012. Acquisitions of property, plant and equipment totaled $104.2 million in the fiscal year ended June 30, 2012. The prior year period also included the $21.3 million of cash received from our insurance provider related to property damage claims resulting from the March 2011 plant fire at the Corby, U.K. facility. Excluding this insurance recovery and the acquisition related investments, cash used in investing activities for property, plant and equipment was approximately $82.9 million in the comparable prior year period.
Financing activities
For the fiscal year ended June 30, 2013, cash used in financing activities was $49.3 million compared to cash provided by financing activities of $352.9 million in the same period a year ago. The significant year-over-year fluctuation was primarily driven by borrowings, net of financing fees, related to the Aptuit CTS acquisition in the prior year period of $393.3 million. In the current fiscal year, cash flows used in financing activities consisted largely of fees paid related to financing activity during the period, normal term loan principal payments and payment of other long term obligations as well as cash inflows and outflows associated with debt refinancing activities during the year.
Fiscal Year Ended June 30, 2012 Compared to the Fiscal Year Ended June 30, 2011
The following table summarizes our statement of cash flows from continuing operations for the fiscal year ended June 30, 2012 compared with the fiscal year ended June 30, 2011:

	Fiscal Year Ended June 30,
(in millions)	2012	2011	$ Change
Net cash provided by/(used in):
Operating activities	$87.7	$111.6	$(23.9)
Investing activities	$(538.2)	$(83.3)	$(454.9)
Financing activities	$352.9	$(26.1)	$379.0
Operating activities
For the fiscal year ended June 30, 2012, cash provided by operating activities was $87.7 million compared to cash provided by operating activities of $111.6 million for the fiscal year ended June 30, 2011. The decrease was primarily driven by changes in working capital accounts and the cash payments made in connection with costs associated the sale of North American Commercial Packaging operations and the Aptuit CTS Acquisition. In addition, cash flow computations are impacted by changes in our interest rate swaps, foreign exchange rates impacting our liability accounts and the impact of our income tax provision on our accrued income tax payable balance.

Investing activities
For the fiscal year ended June 30, 2012, cash used in investing activities was $538.2 million, an increase of $454.9 million compared to the year ending June 30, 2011. The increased cash used in investing activities was mainly driven by the acquisition of the Aptuit CTS business and purchase of the remaining non-controlling interested in the joint venture in Eberbach Germany. Cash utilized for the purchase of property, equipment and other productive assets increased by $16.9 million as compared to the prior year, however, this increased cash outflow was offset by the collection of insurance proceeds related to capital purchases subsequent to the fire in Corby, U.K.
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
Debt and Financing Arrangements
The Company has historically used interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. Our two U.S. dollar-denominated and one euro-denominated interest rate swap agreements, which were designated as effective cash flow hedges for financial reporting purposes, matured on April 10, 2013. The Company's Japanese yen interest rate swap, effective as an economic hedge but not designated as effective for financial reporting purposes, matured on May 15, 2013. As of June 30, 2013, we did not have any interest rate swap agreements in place that would either have the economic effect of modifying the variable interest obligations associated with our floating rate term loans or would be considered effective cash flow hedges for financial reporting purposes.
As of June 30, 2013, the Company was in compliance with all restrictive covenants related to its long-term obligations.
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
The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings. Borrowings under the term loan facility and the revolving credit facility bear interest, at our option, at a rate equal to an applicable margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest per annum published by The Wall Street Journal from time to time, as the “prime lending rate” and (2) the federal funds rate plus one half of 1% or (b) a LIBOR rate determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. The weighted-average interest rates during fiscal 2013 were approximately 3.98% and 4.55% for the Euro-denominated and US-dollar denominated term loans, respectively and approximately 4.0% for the revolving credit facility.
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
On June 1, 2011, the Company and certain lenders amended the Credit Agreement in order to extend the maturity for certain Revolving Credit Loans and Revolving Credit Commitments. In particular, the Company converted $200.3 million of Revolving Credit Commitments and Revolving Credit Loans into new Revolving Tranche-2 Commitments and Revolving Tranche -2 Loans. The amendment set the applicable margin for the Revolving Tranche -2 Loans to a percentage per annum equal to (i) in the case of euro currency rate loans, 3.75%, and (ii) in the case of base rate loans, 2.75%, which may be reduced subject to our attaining certain leverage ratios. In addition, the Company extended the final maturity date of the converted facility to the ninth anniversary or April 10, 2016, subject to certain conditions regarding the refinancing or repayment of the Company's term loans, the Senior Toggle Notes, the Senior Subordinated Notes, and certain other unsecured debt which would cause the final maturity date to be an earlier date.

On February 17, 2012, in connection with the acquisition of the Aptuit CTS Business, the Company entered into Amendment No. 2 to the Credit Agreement. The amendment provided senior secured financing consisting of a $400 million incremental term loan facility (the “Dollar Term-2 Loans”) pursuant to the exercise of the accordion feature under the Credit Agreement. The Dollar Term-2 Loans have substantially similar terms as the Dollar Term-1 Loans. The Company used the proceeds from the Dollar Term-2 Loans, along with cash on hand, to finance the acquisition of the Aptuit CTS Business. The amendment set the applicable margin for the Dollar Term-2 Loans to a percentage per annum equal to (i) in the case of euro currency rate loans, 4.00%, subject to a floor of 1.25% and (ii) in the case of base rate loans, 3.00%, subject to a floor of 2.25%. The Dollar Term-2 Loans will mature on the earlier of (i) September 15, 2017 and (ii) the 91st day prior to the maturity of Company's Senior Subordinated Notes or any permitted refinancing thereof; provided such Senior Subordinated Notes have an outstanding aggregate principal amount in excess of $100.0 million. The Company is required to repay installments on the Dollar Term-2 Loans in quarterly installments in aggregate annual amounts equal to 1.00% of their funded total principal amount, with the remaining amount payable on the date of maturity.

On February 27, 2012, the Company entered into Amendment No. 3 to the Credit Agreement to convert $796.8 million of Dollar Term-1 Loans into new Extended Dollar Term-1 Loans (the “Extended Dollar Term-1 Loans”) and €207.7 million of Euro Term Loans into new Extended Euro Term Loans (the “Extended Euro Term Loans”) with the consent solely of those lenders that agreed to convert their Dollar Term-1 Loans and/or Euro Term Loans, respectively. The Extended Dollar Term-1 Loans and the Extended Euro Term Loans have substantially similar terms as the Dollar Term-1 Loans and Euro Term Loans. The amendment set the applicable margin for the Extended Dollar Term-1 Loans and Extended Euro Term Loans to a percentage per annum equal to (i) in the case of euro currency rate loans, 4.00% and (ii) in the case of base rate loans, 3.00%. The final maturity date of the Extended Dollar Term-1 Loans and Extended Euro Term Loans was extended to the earlier of (i) September 15, 2016 and (ii) the 91 day prior to the maturity of the Company's Senior Notes or any permitted refinancing thereof; provided such Senior Notes have an outstanding aggregate principal amount in excess of $100.0 million. On March 1, 2012, the Company entered into the Extension Amendment to the Credit Agreement in order to extend the maturity of an additional $11.0 million of Dollar Term-1 Loans into new Extended Dollar Term-1 Loans. In addition, the borrowing capacity of the $350.0 million revolving credit facility was reduced to $200.3 million in order to maintain a cost effective debt structure which is appropriate for our financing needs.

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

On February 28, 2013, the Company entered into Amendment No. 5 to the Credit Agreement in order to borrow an aggregate principal amount of approximately $659.5 million of Refinancing Dollar Term-2 Loans and approximately $799.3 million of Refinancing Dollar Term-1 Loans (the “Refinancing Dollar Term-1 Loans”). The proceeds from the Refinancing Dollar Term-2 Loans were used to prepay in full all outstanding Non-Extended Euro Term Loans and Dollar Term-2 Loans under the Credit Agreement; the proceeds of the Refinancing Dollar Term-1 Loans were used to prepay in full all outstanding Extended Dollar Term-1 Loans under the Credit Agreement. The Refinancing Dollar Term-2 and Refinancing Dollar Term-1 Loans have identical terms with, and the same rights and obligations under the Credit Agreement as, the previously outstanding Dollar Term-2 Loans and Extended Dollar Term-1 Loans, respectively. The amendment set the applicable margin for the Refinancing Dollar Term-2 Loans at the Company’s option, at a percentage per annum equal to (i) in the case of eurocurrency rate loans, 3.25%, subject to a floor of 1.00%, or (ii) in the case of base rate loans, 2.25%, subject to a floor of 2.00%. The amendment set the applicable margin for the Refinancing Dollar Term-1 Loans, at the Company’s option, at a percent per annum equal to (i) in the case of eurocurrency rate loans, 3.50% or (ii) in the case of base rate loans, 2.50%.
Senior Notes
On April 10, 2007, we issued $565.0 million of Senior Toggle Notes. The Senior Toggle Notes are unsecured senior obligations of the Company. Interest on the Senior Toggle Notes is payable semi-annually in arrears on each April 15 and October 15. The PIK election feature expired with the interest period ended April 15, 2011. Therefore all remaining interest payments on the Senior Toggle Notes are to be paid entirely in cash at the cash interest rate of 9.5%. On and after April 15, 2011, we may redeem the Senior Toggle Notes at par plus specified declining premiums set forth in the indenture plus any accrued and unpaid interest to the date of redemption.

In September 2012, the Company announced the commencement of a tender offer to purchase for cash up to $350.0 million aggregate principal amount of its outstanding Senior Toggle Notes. On September 18, 2012, the Company purchased $45.9 million aggregate principal amount of Senior Toggle Notes at a price of $47.1 million plus accrued and unpaid interest pursuant to the tender offer. On November 1, 2012, the Company redeemed $304.1 million aggregate principal amount of Senior Toggle Notes for an aggregate price of $311.4 million plus accrued and unpaid interest.

On September 18, 2012, the Company issued $350.0 million aggregate principal amount of 7.875% Senior Notes (the “7.875% Notes”). The 7.875% Notes will mature on October 15, 2018 and interest is payable on the 7.875% Notes on April 15 and October 15 of each year. The 7.875% Notes were issued at a price of 100.0% of their principal amount. The Company used a portion of the net proceeds from the offering of the 7.875% Notes to finance a portion of its tender offer for the Senior Toggle Notes and partial redemption of the Senior Toggle Notes as described above. We may redeem these notes at par plus specified declining premiums set forth in the senior subordinated indenture plus any accrued and unpaid interest to the date of redemption.
Senior Unsecured Credit Facility
On April 29, 2013, the Company entered into a senior unsecured term loan facility, in order to borrow an aggregate principal amount of $275.0 million of unsecured term loans (the “Unsecured Loans”) due December 31, 2017. The proceeds from the Unsecured Loans were used to redeem all $269.1 million of the remaining principal outstanding of the Company's Senior Toggle Notes at par plus accrued and unpaid interest as of May 29, 2013, the date of redemption. The Unsecured Loans bear interest, at the Company’s option, at a rate equal to the Eurocurrency Rate plus 5.25%, subject to a floor of 1.25%, or the “Base Rate” plus 4.25%, subject to a floor of 2.25%. The “Base Rate” is equal to the higher of either the Federal Funds Rate plus 0.5% or the rate of interest per annum published by the Wall Street Journal from time to time, as the “prime lending rate.” The “Eurocurrency Rate” is determined by reference to the British Bankers Association Interest Settlement rate for deposits in dollars for the interest period relevant to such borrowing adjusted for certain additional costs. The Company is not required to repay installments on the Unsecured Loans and is only required to repay the Unsecured Loans on the date of maturity.

Senior Subordinated Notes

On April 10, 2007, in connection with the Acquisition, we issued €225.0 million 9.75% Euro-denominated ($300.3 million dollar equivalent at the exchange rate effective on the issue date) Senior Subordinated Notes due 2017 (the “Senior Subordinated Notes”). The Senior Subordinated Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness of the Company (including the senior credit facilities and Senior Toggle Notes). Interest on the Senior Subordinated Notes is payable semi-annually in cash in arrears on each April 15 and October 15, which commences on October 15, 2007. We may redeem the Senior Subordinated Notes at par plus specified declining premiums set forth in the senior subordinated indenture plus any accrued and unpaid interest to the date of redemption.
Guarantees and Security
All obligations under the Credit Agreement, the senior unsecured term loan facility, the 7.875% Notes and the Senior Subordinated Notes (together, the “notes”) are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.
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
The Credit Agreement, the senior unsecured term loan facility, and the indentures governing the notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2013, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.
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
The Company’s Adjusted EBITDA for the last twelve months ended June 30, 2013 based on the definitions in the Company’s indentures and the credit agreement governing the senior unsecured term loan facility is calculated as follows:

Last Twelve Months Ended
(Dollars in millions)	June 30, 2013
Earnings/(loss) from continuing operations	$(48.0)
Interest expense, net	203.2
Income tax (benefit)/provision	24.1
Depreciation and amortization	152.2
Noncontrolling interest	0.1
EBITDA from continuing operations	331.6

Equity compensation (1)	2.8
Impairment charges and (gain)/loss on sale of assets (2)	5.2
Financing related expenses	16.9
U.S. GAAP Restructuring (3)	18.4
Acquisition, integration and other special items (4)	15.5
Foreign Exchange loss(gain) (included in other, net) (5)	5.7
Other adjustments	4.2
Sponsor monitoring fee (6)	12.4
Subtotal	412.7
Estimated cost savings	—
Adjusted EBITDA	$412.7

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges or gains and losses from the sale of assets not included in U.S. GAAP Restructuring discussed below.

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

(5)
The twelve months ended June 30, 2013 included $6.6 million of unrealized foreign currency exchange rate losses primarily driven by inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender. The foreign exchange adjustment was also impacted by the exclusion of realized foreign currency exchange rate gains from the non-cash and cash settlement of inter-company loans of $0.9 million. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the companies trade operations.

(6)	Represents amount of sponsor advisory fee. See Related Party Transactions (Note 11) of the Consolidated Financial Statements.
Interest Rate Risk Management
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. Historically, the Company has used interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. During fiscal year 2013, our two U.S. dollar-denominated and one euro-denominated interest rate swap agreements, which were designated as effective cash flow hedges for financial reporting purposes, matured. The Company's Japanese yen interest rate swap, effective as an economic hedge but not designated as effective for financial reporting purposes also matured during fiscal year 2013. As of June 30, 2013, we did not have any interest rate swap agreements in place that would have the economic effect of modifying the variable interest obligations associated with our floating rate term loans.
Currency Risk Management

The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At June 30, 2013, the Company had $548.5 million of euro denominated debt outstanding that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. For the fiscal year ended June 30, 2013, the Company recorded $20.9 million as a loss within cumulative translation adjustment. The net accumulated gain of this net investment as of June 30, 2013 included within other comprehensive income/(loss) was approximately $63.0 million. For the fiscal year ended June 30, 2013, the Company recognized an unrealized foreign exchange loss of $6.7 million in the consolidated statement of operations related to portion of its euro-denominated debt not designated as a net investment hedge. For the fiscal year ended June 30, 2012, the Company recognized an unrealized foreign exchange gain of $17.1 million. Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the hedged net investment is either sold or substantially liquidated.
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

Contractual Obligations
The following table summarizes our future contractual obligations as of June 30, 2013:

(Dollars in millions)	2014	2015-2016	2017-2018	Thereafter	Total

Long–term debt obligations(1)	$32.9	$41.7	$2,221.8	$332.7	$2,629.1
Capital lease obligations(2)	2.1	4.6	5.5	50.3	$62.5
Operating leases(3)	6.5	9.2	4.3	6.1	$26.1
Purchase obligations(4)	21.3	2.6	0.2	—	$24.1
Other long-term liabilities(5)	15.9	5.1	5.3	34.1	$60.4

Total financial obligations	$78.7	$63.2	$2,237.1	$423.2	$2,802.2

(1)	Represents maturities of our long-term debt obligations excluding capital lease obligations.

(2)	Represents maturities of our capital lease obligations included within long-term debt on our balance sheet.

(3)	Represents minimum rental payments for operating leases having initial or remaining non-cancelable lease terms.

(4)
Purchase obligations includes agreements to purchase goods or services that are enforceable and legally binding which specify all significant terms, including the following: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and approximate timing of the transaction. Purchase obligations disclosed above may include estimates of the time period in which cash outflows will occur. Purchase orders entered into in the normal course of business and authorizations to purchase that involve no firm commitment from either party are excluded from the above table. In addition, contracts that can be unilaterally canceled with no termination fee or with proper notice are excluded from our total purchase obligations except for the amount of the termination fee or the minimum amount of goods that must be purchased during the requisite notice period.

(5)	Primarily related to liabilities associated with long term employee incentive and deferred compensation plans.

The table excludes our retirement and other post-retirement benefits ("OPEB") obligations. The timing and amount of contributions may be impacted by a number of factors, including the funded status of the plans. In fiscal year 2014, we are not required to make contributions to our plans to satisfy regulatory funding standards. Beyond fiscal year 2014, the actual amounts required to be contributed are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory actions related to pension funding obligations. Payments due under our OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under our plans. Refer to Note 10 to the Consolidated Financial Statements for further discussion.
Off-Balance Sheet Arrangements
Other than operating leases, we do not have any material off-balance sheet arrangements as of June 30, 2013.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes. We sometimes utilize derivative financial instruments, such as interest rate swaps, in order to mitigate risk associated with our variable rate debt.
Interest Rate Risk
The Company has historically used interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. Our two U.S. dollar-denominated and one euro-denominated interest rate swap agreements, which were designated as effective cash flow hedges for financial reporting purposes, matured on April 10, 2013. The Company's Japanese yen interest rate swap, effective as an economic hedge but not designated as effective for financial reporting purposes, matured on May 15, 2013. As of June 30, 2013, we did not have any interest rate swap agreements in place that would either have the economic effect of modifying the variable interest obligations associated with our floating rate term loans or would be considered effective cash flow hedges for financial reporting purposes.
On February 28, 2013, in connection with the refinancing of the Company’s €44.9 million Euro term loan, the Company de-designated €35.0 million of the €240.0 million notional Euribor-based interest rate swap. Prior to de-designation, the effective portion of the change in fair value of the derivative was recorded as a component of other comprehensive income/(loss). The other comprehensive income/(loss) balance associated with the de-designated portion of the derivative was reclassified to earnings during the second half of fiscal 2013.
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
We have audited the accompanying consolidated balance sheets of Catalent Pharma Solutions, Inc. and subsidiaries (the Company) as of June 30, 2013 and 2012, and the related consolidated statements of operations, consolidated statements of comprehensive income/(loss), consolidated statement of changes in shareholder's equity (deficit), and consolidated statements of cash flows for each of the three years in the period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catalent Pharma Solutions, Inc. and subsidiaries at June 30, 2013 and 2012 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
MetroPark, New Jersey
September 10, 2013

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in millions)

	Year Ended June 30,
	2013	2012	2011
Net revenue	$1,800.3	$1,694.8	$1,531.8
Cost of products sold	1,231.7	1,136.2	1,029.7
Gross margin	568.6	558.6	502.1
Selling, general and administrative expenses	340.6	348.1	288.3
Impairment charges and (gain)/loss on sale of assets	5.2	1.8	3.6
Restructuring and other	18.4	19.5	12.5
Property and casualty (gain)/loss, net	—	(8.8)	11.6
Operating earnings/(loss)	204.4	198.0	186.1
Interest expense, net	203.2	183.2	165.5
Other (income)/expense, net	25.1	(3.8)	26.0
Earnings/(loss) from continuing operations before income taxes	(23.9)	18.6	(5.4)
Income tax expense/(benefit)	24.1	16.5	23.7
Earnings/(loss) from continuing operations	(48.0)	2.1	(29.1)
Net earnings/(loss) from discontinued operations, net of tax	1.2	(41.3)	(21.0)
Net earnings/(loss)	(46.8)	(39.2)	(50.1)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.1)	1.2	3.9
Net earnings/(loss) attributable to Catalent	$(46.7)	$(40.4)	$(54.0)
The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Dollars in millions)

	Year Ended June 30,
	2013	2012	2011
Net earnings/(loss)	$(46.8)	$(39.2)	$(50.1)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(47.9)	(27.3)	62.4
Defined benefit pension plan	8.7	(26.5)	18.7
Deferred compensation/(benefit)	0.8	0.1	0.9
Earnings/(loss) on derivatives for the period	21.6	15.2	12.5
Other comprehensive income/(loss), net of tax	(16.8)	(38.5)	94.5
Comprehensive income/(loss)	(63.6)	(77.7)	44.4
Comprehensive income/(loss) attributable to noncontrolling interest	0.1	(1.9)	7.9
Comprehensive income/(loss) attributable to Catalent	$(63.7)	$(75.8)	$36.5
The accompanying notes are an integral part of these consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in millions except per share amounts)

	June 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$106.4	$139.0
Trade receivables, net	358.0	338.3
Inventories	124.9	118.7
Prepaid expenses and other	88.6	108.7
Total current assets	677.9	704.7
Property, plant, and equipment, net	814.5	809.7
Other assets:
Goodwill	1,023.4	1,029.9
Other intangibles, net	372.2	417.7
Deferred income taxes, net	132.2	135.2
Other	36.6	41.8
Total assets	$3,056.8	$3,139.0
LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$35.0	$43.2
Accounts payable	150.8	134.2
Other accrued liabilities	224.5	261.9
Total current liabilities	410.3	439.3
Long-term obligations, less current portion	2,656.6	2,640.3
Pension liability	134.1	140.3
Deferred income taxes	219.1	219.9
Other liabilities	47.0	49.9
Commitment and contingencies (see Note 13)
Shareholder’s equity/(deficit):
Common stock $0.01 par value; 1,000 shared authorized, 100 shares issued	—	—
Additional paid in capital	1,027.4	1,023.9
Accumulated deficit	(1,428.8)	(1,382.1)
Accumulated other comprehensive income/(loss)	(9.3)	7.5
Total Catalent shareholder’s equity/(deficit)	(410.7)	(350.7)
Noncontrolling interest	0.4	—
Total shareholder’s deficit	(410.3)	(350.7)
Total liabilities and shareholder’s deficit	$3,056.8	$3,139.0
The accompanying notes are an integral part of these consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholder’s Equity/(Deficit)
(Dollars in millions)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Noncontrolling Interest	Total Shareholder's Deficit
Balance at June 30, 2010	—	1,074.2	(1,287.7)	(48.5)	(1.5)	(263.5)
Equity contribution		3.9				3.9
Equity compensation		3.9				3.9
Net earnings/(loss)			(54.0)		3.9	(50.1)
Distribution related to noncontrolling interest					(2.6)	(2.6)
Foreign currency translation adjustments					(0.4)	(0.4)
Net change in minimum pension liability, net of tax					4.4	4.4
Other comprehensive income /(loss), net of tax				94.5		94.5
Balance at June 30, 2011	—	1,082.0	(1,341.7)	46.0	3.8	(209.9)
Equity contribution		1.1				1.1
Equity compensation		3.7				3.7
Acquisition of noncontrolling interest		(62.9)			(1.9)	(64.8)
Net earnings/(loss)			(40.4)		1.2	(39.2)
Net change in minimum pension liability, net of tax					(3.1)	(3.1)
Other comprehensive income /(loss), net of tax				(38.5)		(38.5)
Balance at June 30, 2012	—	1,023.9	(1,382.1)	7.5	—	(350.7)
Equity contribution		0.7			0.5	1.2
Equity compensation		2.8				2.8
Net earnings/(loss)			(46.7)		(0.1)	(46.8)
Other comprehensive income /(loss), net of tax				(16.8)		(16.8)
Balance at June 30, 2013	—	1,027.4	(1,428.8)	(9.3)	0.4	(410.3)

 The accompanying notes are an integral part of these consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

	Fiscal Year Ended June 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(46.8)	$(39.2)	$(50.1)
Net earnings/(loss) from discontinued operations	1.2	(41.3)	(21.0)
Earnings/(loss) from continuing operations	(48.0)	2.1	(29.1)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	152.2	129.7	115.5
Non-cash foreign currency transaction (gains)/losses, net	6.6	(3.7)	13.2
Amortization and write off of debt financing costs	19.0	14.7	10.0
Asset impairments and (gain)/loss on sale of assets	5.2	9.8	3.6
Proceeds from insurance related to long lived assets	—	(21.3)	—
Call premium and financing fees paid	10.8	—	—
Equity compensation	2.8	3.7	3.9
Provision/(benefit) for deferred income taxes	5.4	(2.8)	6.5
Provision for bad debts and inventory	10.4	9.5	9.5
Change in operating assets and liabilities:			—
Decrease/(increase) in trade receivables	(23.6)	(64.9)	(18.9)
Decrease/(increase) in inventories	(10.5)	1.4	(2.0)
Increase/(decrease) in accounts payable	17.9	7.7	(3.5)
Other accrued liabilities and operating items, net	(9.1)	1.8	2.9
Net cash provided by/(used in) operating activities from continuing operations	139.1	87.7	111.6
Net cash provided by/(used in) operating activities from discontinued operations	(1.4)	0.2	(11.9)
Net cash provided by/(used in) operating activities	137.7	87.9	99.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(122.5)	(104.2)	(87.3)
Proceeds from sale of property and equipment	2.9	2.2	4.0
Proceeds from insurance related to long lived assets	—	21.3	—
Payment for acquisitions, net	(2.5)	(457.5)	—
Net cash provided by/(used in) investing activities from continuing operations	(122.1)	(538.2)	(83.3)
Net cash provided by/(used in) investing activities from discontinued operations	—	43.7	32.9
Net cash provided by/(used in) investing activities	(122.1)	(494.5)	(50.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(3.9)	(2.9)	(3.3)
Payments related to revolver credit facility fees	—	(1.6)	—
Proceeds from Borrowing, net	672.7	393.3	—
Payments related to long-term obligations	(708.5)	(37.0)	(24.1)
Call premium and financing fees paid	(10.8)	—	(2.6)
Distribution to noncontrolling interest holder	—	—	—
Equity contribution/(redemption)	1.2	1.1	3.9
Net cash (used in)/provided by financing activities from continuing operations	(49.3)	352.9	(26.1)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—
Net cash (used in)/provided by financing activities	(49.3)	352.9	(26.1)
Effect of foreign currency on cash	1.1	(12.4)	17.9
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(32.6)	(66.1)	41.1
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	139.0	205.1	164.0
CASH AND EQUIVALENTS AT END OF PERIOD	$106.4	$139.0	$205.1
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$200.1	$172.4	$157.6
Income taxes paid, net	$14.2	$23.9	$20.6
The accompanying notes are an integral part of these consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share amounts)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Catalent Pharma Solutions, Inc. (“Catalent” or the “Company”) is a direct wholly-owned subsidiary of PTS Intermediate Holdings LLC (“Intermediate Holdings”). Intermediate Holdings is a direct wholly-owned subsidiary of PTS Holdings Corp. (“Parent”) and Parent is 100% owned by Phoenix Charter LLC (“Phoenix”) and certain members of the Company’s senior management. Phoenix is wholly-owned by BHP PTS Holdings L.L.C., an entity controlled by affiliates of The Blackstone Group L.P. (“Blackstone”), a global private investment and advisory firm.
We are the leading global provider of development solutions and advanced delivery technologies for drugs, biologics and consumer health products. Through our extensive capabilities and deep expertise in product development, we help our customers bring more products to market, faster. Our advanced delivery technology platforms, the broadest and most diverse combination of intellectual property and proven formulation, manufacturing and regulatory expertise available to the industry, enable our customers to bring more products and better treatments to the market. Across both development and delivery, our commitment to reliably supply our customers' needs serves as the foundation for the value we provide. We operate through four businesses: Development & Clinical Services, Softgel Technologies, Modified Release Technologies, and Medication Delivery Solutions. We believe that through our prior and ongoing investments in growth-enabling capacity and capabilities, our entry into new markets, our ongoing focus on operational and quality excellence, our innovation activities, the sales of existing customer products, and the introduction of new customer products, we will continue to benefit from attractive margins and realize the growth potential from these areas.
For financial reporting purposes, we present three distinct financial reporting segments based on criteria established by U.S. GAAP: Development & Clinical Services, Oral Technologies and Medication Delivery Solutions. The Oral Technologies segment includes the Softgel Technologies and Modified Release Technologies businesses.

•
Development & Clinical Services. We provided manufacturing, packaging, storage and inventory management for drugs and biologics in clinical trials. We offer customers flexible solutions for clinical supplies production, and provide distribution and inventory management support for both simple and complex clinical trials. This includes dose form manufacturing or over-encapsulation where needed; supplying placebos, comparator drug procurement and clinical packages and kits for physicians and patients; inventory management; investigator kit ordering and fulfillment; and return supply reconciliation and reporting. We support trials in all regions of the world through our facilities and distribution network. In fiscal 2012 we substantially expanded this business via the Aptuit CTS acquisition in February 2012 (see Note 2 to the Consolidated Financial Statements for further discussion). In fiscal 2013 we formed a joint venture with ShangPharma to expand our clinical supply services network into China.

We also offer analytical chemical and cell-based testing and scientific services, respiratory products formulation and manufacturing, regulatory consulting, and bioanalytical testing for biologic products. Our respiratory product capabilities include development and manufacturing services for inhaled products for delivery via metered dose inhalers, dry powder inhalers and nasal sprays. We provide formulation development and clinical and commercial manufacturing for conventional and specialty oral dose forms. We provide global regulatory and clinical support services for our customers' regulatory and clinical strategies during all stages of development. Demand for our offerings is driven by the need for scientific expertise and depth and breadth of services offered, as well as by the reliable supply thereof, including quality, execution and performance.

•
Oral Technologies. We provide advanced oral delivery technologies, including formulation, development and manufacturing of oral dose forms for prescription and consumer health products across all phases of a molecule's lifecycle. These oral dose forms include softgel, modified release and immediate release solid oral technology products. At certain facilities we also provide integrated primary packaging services for the products we manufacture.

Through our Softgel Technologies business, we provide formulation, development and manufacturing services for soft gelatin capsules, or “softgels”, which we first commercialized in the 1930s. We are the market leader in overall softgel manufacturing, and hold the leading market position in the prescription arena. Our principal softgel technologies include traditional softgel capsules (in which the shell is made from animal-derived materials) and VegiCaps and OptiShell capsules (in which the shell is made from vegetable-derived materials), which are used in a broad range of customer products including prescription drugs, over-the-counter medications, and vitamins and supplements. Softgel capsules encapsulate liquid, paste or oil-based active compounds in solution or suspension into an outer shell, filling and sealing the capsule simultaneously. Softgels have historically been used to solve formulation challenges or technical issues for a specific drug, to help improve the clinical performance of compounds, to provide important market differentiation, particularly for over-the-counter compounds, and to provide safe handling of hormonal, potent and cytotoxic drugs. We also participate in the softgel vitamin, mineral and supplement business in selected regions around the world. With the 2001 introduction of our vegetable-derived softgel shell, VegiCaps capsules, drug and consumer health manufacturers have been able to extend the softgel dose form to a broader range of active ingredients and serve patient/consumer populations that were previously inaccessible due to religious, dietary or cultural preferences. In recent years this platform has been extended to pharmaceutical active ingredients via the OptiShell platform. Our VegiCaps and OptiShell capsules are patent protected in most major global markets. Physician and patient studies we have conducted have demonstrated a preference for softgels versus traditional tablet and hard capsule dose forms in terms of ease of swallowing, real or perceived speed of delivery, ability to remove or eliminate unpleasant odor or taste and, for physicians, perceived improved patient adherence with dosing regimens.
Through our Modified Release Technologies business we provide formulation, development and manufacturing services for fast-dissolve tablets and both proprietary and conventional controlled release products. We launched our orally dissolving tablet business in 1986 with the introduction of Zydis tablets, a unique oral dosage form that is freeze-dried in its package, can be swallowed without water, and typically dissolves in the mouth in less than three seconds. Most often used for indications, drugs and patient groups that can benefit from rapid oral disintegration, the Zydis technology is utilized in a wide range of products and indications, including treatments for a variety of central nervous system-related conditions such as migraines, Parkinsons' Disease, schizophrenia, and pain relief. Zydis tablets continue to be used in new ways by our customers as we extend the application of the technology to new categories, such as for immunotherapies, vaccines and biologics delivery. More recently we have added three new technology platforms to the Modified Release business portfolio, including the highly flexible OptiDose tab-in-tab technology, already commercially proven in Japan; the OptiMelt hot melt extrusion technology; and the development stage LyoPan oral dissolving tablet technology. We plan to continue to expand the development pipeline of customer products for all of our Modified Release technologies.
Representative Oral Technologies business customers include Pfizer, Novartis, Merck, GlaxoSmithKline, Eli Lilly and Johnson & Johnson.

•
Medication Delivery Solutions. We provide formulation, development and manufacturing services for delivery of drugs and biologics, administered via injection, inhalation and ophthalmic routes, using both traditional and advanced technologies. Our range of injectable manufacturing offerings includes filling drugs or biologics into pre-filled syringes, with flexibility to accommodate other formats within our existing network, focused increasingly on complex pharmaceuticals and biologics. With our range of technologies we are able to meet a wide range of specifications, timelines and budgets. The complexity of the manufacturing process, the importance of experience and know-how, regulatory compliance, and high start-up capital requirements create significant barriers to entry and, as a result, limit the number of competitors in the market. For example, blow-fill-seal is an advanced aseptic processing technology which uses a continuous process to form, fill with drug, and seal a plastic container in a sterile environment. Blow-fill-seal units are currently used for a variety of pharmaceuticals in liquid form, such as respiratory, ophthalmic and optic products. We are a leader in the outsourced blow-fill-seal market, and operate one of the largest capacity commercial manufacturing blow-fill-seal facilities in the world. Our sterile blow-fill-seal business provides flexible and scalable solutions for unit-dose delivery of complex formulations such as suspensions and emulsions, as well as innovative design and engineering container design and manufacturing solutions. Our regulatory expertise can lead to decreased time to commercialization, and our dedicated development production lines support feasibility, stability and clinical runs. We plan to continue to expand our product line in existing and new markets, and in higher margin specialty products with additional respiratory, ophthalmic, and injectable applications. Representative customers include Pfizer, Sanofi-Aventis, Novartis and Roche.

Our biologics offerings include our formulation development and cell-line manufacturing based on our advanced and patented Gene Product Expression (“GPEx”) technology, which is used to develop stable, high-yielding mammalian cell lines for both innovator and bio-similar biologic compounds. Our GPEx® technology can provide rapid cell line development, high biologics production yields, flexibility and versatility. In fiscal 2013, we launched our recently completed new biologics facility in Madison, Wisconsin, with expanded capability and capacity to produce clinical scale biologic supplies; combined with offerings from other businesses of Catalent and external partners, now provide the broadest range of technologies and services supporting the development and launch of new biologic entities, biosimilars or biobetters to bring a product from gene to market commercialization, faster.

Basis of Presentation
These financial statements include all of our subsidiaries, including those operating outside the United States (U.S) and are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant transactions among our businesses have been eliminated.
Reclassifications
We made certain reclassifications within our tax footnote to conform the prior periods’ disclosure to the current period.
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
Foreign Currency Translation
The financial statements of the Company’s operations outside the U.S. are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. The currency fluctuation related to certain long-term inter-company loans deemed to not be repayable in the foreseeable future have been recorded within the cumulative translation adjustment, a component of other comprehensive income/(loss). In addition, the currency fluctuation associated with the portion of the Company’s euro-denominated debt designated as a net investment hedge is included as a component of other comprehensive income/(loss). Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other expense, net”. Such foreign currency transaction gains and losses include inter-company loans that are long-term in nature.
Revenue Recognition
In accordance with Accounting Standard Codification ("ASC") 605 Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances, if any.
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
Non-product revenue includes service related fees, royalty and research and development product license and participation fees, annual exclusivity fees, option fees to extend exclusivity agreements and milestone payments for attaining certain regulatory approvals and are recognized at fair value. Exclusivity payments are paid by customers in return for the Company’s commitment to manufacture certain products for those customers only. The revenue related to these agreements is recognized over the term of the exclusivity agreement or the term of the option agreement unless a particular milestone is designated, in which case revenue is recognized when service obligations or performance have been completed. Service revenue is primarily driven by our Development and Clinical Services. Within this segment, we recognized $404.8 million, $268.3 million, and $157.0 million for the fiscal years ended 2013, 2012, and 2011 respectively. Cost of services associated with this revenue was $291.1 million, $183.9 million, and $103.7 million for the fiscal years ended 2013, 2012, and 2011 respectively. The remaining segments recorded a nominal amount of service revenue for all periods presented.
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

Receivables and Allowance for Doubtful Accounts
Trade receivables are primarily comprised of amounts owed to the Company through its operating activities and are presented net of an allowance for doubtful accounts. The Company monitors past due accounts on an ongoing basis and establishes appropriate reserves to cover probable losses. An account is considered past due on the first day after its due date. We make judgments as to our ability to collect outstanding receivables and provide allowances when it is assessed that all or a portion of the receivable will not be collected. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the specific customer's ability to pay its obligation to the Company, and the condition of the general economy and the customer's industry. The Company writes off accounts receivable when they become uncollectible.
Concentrations of Credit Risk and Major Customers
Concentration of credit risk, with respect to accounts receivable, is limited due to the large number of customers and their dispersion across different geographic areas. The customers are primarily concentrated in the pharmaceutical and healthcare industry. The Company normally does not require collateral or any other security to support credit sales. The Company performs ongoing credit evaluations of its customers' financial conditions and maintains reserves for credit losses. Such losses historically have been within the Company's expectations. During fiscal year 2013 and 2012, no single customer exceeded 10% of revenue or accounts receivable.
Inventories
Inventory is stated at the lower of cost or market, using the first-in, first-out (“FIFO”) method. The Company provides reserves for excess, obsolete or slow-moving inventory based on changes in customer demand, technology developments or other economic factors. Inventory consists of costs associated with raw material, labor and overhead.
Goodwill
The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with Codification Statement ASC 350 Intangibles—Goodwill and Other ("ASC 350"). Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. Our annual goodwill impairment test was conducted as of April 1, 2013. The Company assesses goodwill for possible impairment by comparing the carrying value of its reporting units to their fair values. The Company determines the fair value of its reporting units utilizing estimated future discounted cash flows and incorporates assumptions that it believes marketplace participants would utilize. In addition, the Company uses comparative market information and other factors to corroborate the discounted cash flow results.
Property and Equipment and Other Definite Lived Intangible Assets
Property and equipment are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 10 years; and furniture and fixtures—3 to 7 years. Depreciation expense was $108.8 million for the fiscal year ended June 30, 2013, $95.7 million for the fiscal year ended June 30, 2012, and $86.7 million for the fiscal year ended June 30, 2011. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Intangible assets with finite lives, primarily including customer relationships and patents and trademarks continue to be amortized over their useful lives. The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to Codification Standard ASC 360 Property, Plant and Equipment ("ASC 360"). This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Consolidated Statements of Operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arms length transactions. The Company recorded an impairment charge related to property, plant and equipment of approximately $5.2 million and $1.8 million, net of any gains on sale of equipment, as of June 30, 2013 and June 30, 2012, respectively. During fiscal years 2013 and 2012, no intangible asset impairment charges were recorded.

Post-Retirement and Pension Plans
The Company sponsors various retirement and pension plans, including defined benefit retirement plans and defined contribution retirement plans.  The measurement of the related benefit obligations and the net periodic benefit costs recorded each year are based upon actuarial computations, which require management's judgment as to certain assumptions. These assumptions include the discount rates used in computing the present value of the benefit obligations and the net periodic benefit costs, the expected future rate of salary increases (for pay-related plans) and the expected long-term rate of return on plan assets (for funded plans). The discount rates are derived based on a hypothetical yield curve represented by a series of annualized individual discount rates. The expected long-term rate of return on plan assets is based on the target asset allocation and the average expected rate of growth for the asset classes invested. The average expected rate of growth is derived from a combination of historic returns, current market indicators, the expected risk premium for each asset class and the opinion of professional advisors. The Company uses a measurement date of June 30 for all its retirement and postretirement benefit plans.
Derivative Instruments, Hedging Activities, and Fair Value
Derivatives Instruments
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's borrowings. The Company does not net any of its derivative positions under master netting arrangements.
Hedging Activities
The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has primarily used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges for financial reporting purposes is recorded in Accumulated Other Comprehensive Income on the balance sheet and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During fiscal years 2013, 2012 and 2011, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt; however, as of June 30, 2013, the Company did not have any such derivatives in place. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

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

•
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
Accumulated Other Comprehensive Income/(Loss)
Accumulated other comprehensive income/(loss), which is reported in the accompanying Consolidated Statements of Changes in Shareholder's Equity, consists of net earnings/(loss), foreign currency translation, deferred compensation, dividend distribution, minimum pension liability and unrealized gains and losses from derivatives.
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general, and administrative expenses. Such research and development costs included in selling, general, and administrative expenses amounted to $14.5 million, $16.9 million and $26.5 million for fiscal years ended June 30, 2013, June 30, 2012 and June 30, 2011, respectively. Costs incurred in connection with research and development services we provide to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $35.0 million for, $33.5 million and $31.8 million for fiscal years ended June 30, 2013, June 30, 2012 and June 30, 2011, respectively.
Income Taxes
In accordance with the standard codification of ASC 740 Income Taxes ("ASC 740") the Company accounts for income taxes using the asset and liability method. The asset and liability method requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in the respective jurisdictions in which the Company operates. In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of complex tax regulations in each of its tax jurisdictions. The number of years with open tax audits varies depending on the tax jurisdiction. A number of years may lapse before a particular matter is audited and finally resolved. The Company applies the accounting guidance issued to address the accounting for uncertain tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements as well as provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
Recent Financial Accounting Standards

In July 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). ASU 2013-11 resolves the diversity in practice concerning unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective for fiscal years and interim reporting periods within those fiscal years beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. Catalent is currently evaluating the impact of this standard on our consolidated results of operations and financial position.

In July 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes" ("ASU 2013-10"). ASU 2013-10 allows the Federal Funds Effective Swap Rate (which is the Overnight Index Swap rate, or OIS rate, in the US) to be designated as a benchmark interest rate for hedge accounting purposes under the derivatives and hedging guidance. The amendments also allow for the use of different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The initial adoption has no impact on our consolidated results of operations and financial position.

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
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires enhanced disclosures about items reclassified out of accumulated other comprehensive income ("AOCI"). For items reclassified to net income in their entirety, the ASU requires information about the effect of significant reclassification items to appear on separate line items of net income. For those items where direct reclassification to net income is not required, companies must provide cross-references to other disclosures that provide details about the effects of the reclassification out of AOCI. Expanded disclosures concerning current period changes in AOCI balances are also required for each component of OCI on the face of the financial statements or in the notes. ASU 2013-02 is effective prospectively for fiscal years beginning after December 15, 2012, and interim periods within those fiscal years. Catalent is currently evaluating the impact of this standard on the disclosures and presentation of our consolidated results of operations and financial position included in our consolidated financial statements.
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
For all of our acquisitions, the acquired businesses were recorded at their estimated fair values at the dates of acquisition. The significant acquisition made during fiscal 2012 is discussed below.
Acquisition of the Clinical Trial Supplies Operations of Aptuit, LLC
On February 17, 2012, the Company completed its acquisition of the Clinical Trial Supplies business (the “CTS Business”) of Aptuit, LLC, a Delaware limited liability company (“Aptuit”), by purchasing the outstanding shares of capital stock of Aptuit Holdings, Inc., a wholly-owned subsidiary of Aptuit (the “CTS Acquisition”). The acquisition was completed in connection with the pursuit of our strategic growth initiatives. Catalent financed the CTS Acquisition and related fees and expenses using the proceeds from a $400.0 million incremental term loan facility and cash on hand. During the year ended June 30, 2012, Catalent incurred approximately $15.0 million in transaction related costs in connection with the acquisition of the CTS Business. These costs are reflected in “Selling, general and administrative expenses” on the Consolidated Statements of Operations.
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
As of June 30, 2013, the final allocation of purchase price was comprised of:

(Dollars in millions)
Accounts receivable, net	$27.9
Plant, property and equipment, net	80.6
Unbilled services	11.8
Other assets	0.4
Goodwill	170.4
Intangibles	177.6
Accounts payable	(10.8)
Accrued liabilities	(7.0)
Deferred tax liability	(39.0)
Other liabilities	(1.6)
Unearned revenue	(9.5)
Total purchase price	$400.8
The goodwill recorded to the Clinical Services reporting unit of the Development and Clinical Services segment as of June 30, 2013 was $170.4 million. In addition, the Company expects approximately $6.8 million of goodwill to be tax deductible pursuant to the provisions of ASC 740 Income taxes.

Valuations of Definite Lived Intangible Assets Acquired

The weighted average life of all intangible assets acquired approximates 13.5 years. The following table sets forth the components of intangible assets by type acquired in connection with the CTS Business acquisition:

(Dollars in millions)	Estimated Fair Value	Estimated Useful Life (in years)
Customer relationships - finite-lived	$171.0	13.0 -15.0
Backlog	3.0	1.0
Internally developed software - finite-lived	3.4	4.9
Leasehold assets	0.2	4.0
Total	177.6

3.	GOODWILL

The following table summarizes the changes between June 30, 2012 and June 30, 2013 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Oral Technologies	Medication Delivery Solutions	Development & Clinical Services	Total
Balance at June 30, 2011 (1)	$880.8	$—	$25.2	$906.0
Additions/(impairment)	—	—	169.4	169.4
Foreign currency translation adjustments	(41.0)	—	(4.5)	(45.5)
Balance at June 30, 2012	839.8	—	190.1	1,029.9
Additions/(impairment)	—	—	0.9	0.9
Foreign currency translation adjustments	(6.6)	—	(0.8)	(7.4)
Balance at June 30, 2013	$833.2	$—	$190.2	$1,023.4

(1)	The opening balance is reflective of historical impairment charges related to the Medication Delivery Solutions segment of approximately $158.0 million.
No goodwill impairment charges were required during the current or comparable prior year period. When required, impairment charges are recorded within the Consolidated Statement of Operations as Impairment charges and (gain)/loss on sale of assets.

4.	DEFINITE LIVED LONG-LIVED ASSETS
The Company’s definite lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives.
The details of other intangible assets subject to amortization as of June 30, 2013 and June 30, 2012, are as follows:

(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2013
Amortized intangibles:
Core technology	$143.7	$(44.4)	$99.3
Customer relationships	214.3	(50.1)	164.2
Product relationships	227.1	(118.4)	108.7
Total intangible assets	$585.1	$(212.9)	$372.2

(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2012
Amortized intangibles:
Core technology	$145.0	$(37.5)	$107.5
Customer relationships	215.6	(33.4)	182.2
Product relationships	227.6	(99.6)	128.0
Total intangible assets	$588.2	$(170.5)	$417.7

Amortization expense was $43.4 million, $34.0 million, and 28.8 million for the fiscal year ended June 30, 2013, June 30, 2012, and June 30, 2011, respectively. Future amortization expense is estimated to be:

(Dollars in millions)	2014	2015	2016	2017	2018
Amortization expense	$41.6	$41.2	$41.2	$40.5	$40.5
There were no intangible asset impairments recorded in the current or prior period.
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
The following table summarizes the significant costs recorded within restructuring costs:

(Dollars in millions)	Fiscal Year Ended June 30, 2013	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011
Restructuring costs:
Employee-related reorganization (1)	15.1	14.9	6.7
Asset impairments	0.7	2.9	0.6
Facility exit and other costs (2)	2.6	1.7	5.2
Total restructuring costs	$18.4	$19.5	$12.5

(1)
Employee-related costs consist primarily of severance costs. Outplacement services provided to employees who have been involuntarily terminated and duplicate payroll costs during transition periods are also included within this classification.

(2)	Facility exit and other costs consist of accelerated depreciation, equipment relocation costs and costs associated with planned facility expansions and closures to streamline our operations.

6.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at June 30, 2013 and June 30, 2012:

(Dollars in millions)	Maturity	June 30, 2013	June 30, 2012
Senior Secured Credit Facilities
Term loan facility dollar-denominated	September 2016	$791.3	$798.9
Term loan facility dollar-denominated	September 2017	646.3	591.2
Term loan facility euro-denominated	April 2014	—	56.3
Term loan facility euro-denominated	September 2016	266.6	257.7
9 1/2 % Senior Toggle Notes	April 2015	—	619.1
9 3/4 % Senior Subordinated euro-denominated Notes	April 2017	281.9	268.7
7 7/8 % Senior Notes	October 2018	348.2	—
Senior Unsecured Term Loan Facility	December 2017	274.1	—
$200.3 million Revolving Credit Facility	April 2016	—	—
Other Obligations	2013 to 2032	83.2	91.6
Total		2,691.6	2,683.5
Less: current portion and other short-term borrowings		35.0	43.2
Long-term obligations, less current portion short-term borrowings		$2,656.6	$2,640.3
The Company has historically used interest rate swaps to manage the economic effect of variable interest obligations associated with floating term loans so that the interest payable effectively becomes fixed at a certain rate, thereby reducing the impact on rate changes on interest expense. See Note 7 to the Consolidated Financial Statements for further discussion.
Senior Secured Credit Facilities
On April 10, 2007, we entered into a $1.8 billion senior secured credit facility (the “Credit Agreement”) consisting of: (i) an approximately $1.4 billion term loan facility consisting of Dollar Term-1 Loans (the “Dollar Term-1 Loans”) and euro Term Loans (the “euro Term Loans”) and (ii) a $350.0 million revolving credit facility.
The revolving credit facility includes borrowing capacity available for letters of credit and for short-term borrowings. Borrowings under the term loan facility (secured and unsecured) and the revolving credit facility bear interest, at our option, at a rate equal to an applicable margin over either (a) a base rate determined by reference to the higher of (1) the rate of interest per annum published by The Wall Street Journal from time to time, as the “prime lending rate” and (2) the federal funds rate plus one-half of 1% or (b) a LIBOR rate determined by reference to the British Bankers Association Interest Settlement Rate for deposits in dollars for the interest period relevant to such borrowing adjusted for certain additional costs. The weighted-average interest rates during fiscal 2013 were approximately 3.98% and 4.55% for the Euro-denominated and US-dollar denominated term loans, respectively and approximately 4.0% for the revolving credit facility.
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
On June 1, 2011, the Company and certain lenders amended the Credit Agreement in order to extend the maturity for certain Revolving Credit Loans and Revolving Credit Commitments. In particular, the Company converted approximately$200.3 million of Revolving Credit Commitments and Revolving Credit Loans into new Revolving Tranche-2 Commitments and Revolving Tranche-2 Loans. The amendment set the applicable margin for the Revolving Tranche-2 Loans to a percentage per annum equal to at the Company's option (i) in the case of euro currency rate loans, 3.75%, or (ii) in the case of base rate loans, 2.75%, which may be reduced subject to our attaining certain leverage ratios. In addition, the Company extended the final maturity date of the converted facility to the ninth anniversary or April 10, 2016, subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the Senior Toggle Notes (defined below), the Senior Subordinated Notes (defined below), and certain other unsecured debt which would cause the final maturity date to be an earlier date.
On February 17, 2012, in connection with the acquisition of the CTS Business, the Company entered into Amendment No. 2 to the Credit Agreement. The amendment provided senior secured financing consisting of a $400.0 million incremental term loan facility (the “Dollar Term-2 Loans”) pursuant to the exercise of the accordion feature under the Credit Agreement. The Dollar Term-2 Loans have substantially similar terms as the Dollar Term-1 Loans. The Company used the proceeds from the Dollar Term-2 Loans, along with cash on hand, to finance the acquisition of the CTS Business. The amendment set the applicable margin for the Dollar Term-2 Loans to a percentage per annum equal to at the Company's option (i) in the case of euro currency rate loans, 4.00%, subject to a floor of 1.25% or (ii) in the case of base rate loans, 3.00%, subject to a floor of 2.25%. The Dollar Term-2 Loans will mature on the earlier of (i) September 15, 2017 and (ii) the 91st day prior to the maturity of Company’s Senior Subordinated Notes or any permitted refinancing thereof; provided such Senior Subordinated Notes have an outstanding aggregate principal amount in excess of $100.0 million.
On February 27, 2012, the Company entered into Amendment No. 3 to the Credit Agreement to convert approximately $796.8 million of Dollar Term-1 Loans into new Extended Dollar Term-1 Loans (the “Extended Dollar Term-1 Loans”) and approximately €207.7 million of Euro Term Loans into new Extended Euro Term Loans (the “Extended Euro Term Loans”) with the consent solely of those lenders that agreed to convert their Dollar Term-1 Loans and/or Euro Term Loans, respectively. The Extended Dollar Term-1 Loans and the Extended Euro Term Loans have substantially similar terms as the Dollar Term-1 Loans and Euro Term Loans. The amendment set the applicable margin for the Extended Dollar Term-1 Loans and Extended Euro Term Loans to a percentage per annum equal to at the Company's option (i) in the case of euro currency rate loans, 4.00% or (ii) in the case of base rate loans, 3.00%. The final maturity date of the Extended Dollar Term-1 Loans and Extended Euro Term Loans was extended to the earlier of (i) September 15, 2016 and (ii) the 91 day prior to the maturity of the Company’s Senior Toggle Notes or any permitted refinancing thereof; provided such Senior Toggle Notes have an outstanding aggregate principal amount in excess of $100.0 million. On March 1, 2012, the Company entered into the Extension Amendment to the Credit Agreement in order to extend the maturity of an additional $11.0 million of Dollar Term-1 Loans into Extended Dollar Term-1 Loans. In addition, the borrowing capacity of the $350.0 million revolving credit facility was reduced to approximately $200.3 million in order to maintain a cost effective debt structure which is appropriate for our financing needs.
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
On February 28, 2013, the Company entered into Amendment No. 5 to the Credit Agreement in order to borrow an aggregate principal amount of approximately $659.5 million of Refinancing Dollar Term-2 Loans and approximately $799.3 million of Refinancing Dollar Term-1 Loans (the "Refinancing Dollar Term-1 Loans"). The proceeds from the Refinancing Dollar Term-2 Loans were used to prepay in full all outstanding Non-Extended Euro Term Loans and Dollar Term-2 Loans under the Credit Agreement; the proceeds of the Refinancing Dollar Term-1 Loans were used to prepay in full all outstanding Extended Dollar Term-1 Loans under the Credit Agreement. The Refinancing Dollar Term-2 and Refinancing Dollar Term-1 Loans have identical terms with, and the same rights and obligations under the Credit Agreement as, the previously outstanding Dollar Term-2 Loans and Extended Dollar Term-1 Loans, respectively. The amendment set the applicable margin for the Refinancing Dollar Term-2 Loans at the Company’s option, at a percentage per annum equal to (i) in the case of eurocurrency rate loans, 3.25%, subject to a floor of 1.00%, or (ii) in the case of base rate loans, 2.25%, subject to a floor of 2.00%. The amendment set the applicable margin for the Refinancing Dollar Term-1 Loans, at the Company’s option, at a percent per annum equal to (i) in the case of eurocurrency rate loans, 3.50% or (ii) in the case of base rate loans, 2.50%. Cash paid associated with this financing activity approximated $2.6 million and $0.6 million of unamortized deferred finance costs and debt discounts were expensed.
As of June 30, 2013, there were $11.8 million in outstanding letters of credit which reduced the borrowing capacity under the approximately $200.3 million revolving line of credit.
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
In September 2012, the Company announced the commencement of a tender offer to purchase for cash up to $350 million aggregate principal amount of its outstanding Senior Toggle Notes. On September 18, 2012, the Company purchased $45.9 million aggregate principal amount of Senior Toggle Notes at a price of $47.1 million plus accrued and unpaid interest pursuant to the tender offer. On November 1, 2012, the Company redeemed $304.1 million aggregate principal amount of Senior Toggle Notes for an aggregate price of $311.4 million plus accrued and unpaid interest. In connection with this transaction the Company paid $8.5 million of call premiums and expensed $3.3 million of unamortized deferred finance costs. These expenses are recorded within “Other Income/Expense” in our statement of operations.
On September 18, 2012, the Company issued $350 million aggregate principal amount of 7.875% Senior Notes (the “7.875% Notes”). The 7.875% Notes will mature on October 15, 2018 and interest is payable on the 7.875% Notes on April 15 and October 15 of each year, commencing April 15, 2013. The 7.875% Notes were offered in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to non-U.S. persons in offshore transactions in accordance with Regulation S under the Securities Act. The 7.875% Notes were issued at a price of 100.0% of their principal amount. The Company used a portion of the net proceeds from the offering of the 7.875% Notes to finance a portion of its tender offer for the Senior Toggle Notes and partial redemption of the Senior Toggle Notes as described above. We may redeem these notes at par plus specified declining premiums set forth in the senior subordinated indenture plus any accrued and unpaid interest to the date of redemption.
Senior Unsecured Credit Facility
On April 29, 2013, the Company entered into a senior unsecured term loan facility, in order to borrow an aggregate principal amount of $275 million of unsecured term loans (the "Unsecured Loans") due December 31, 2017. The proceeds from the Unsecured Loans were used to redeem all $269.1 million of the remaining principal outstanding of the Company's Senior Toggle Notes at par plus accrued and unpaid interest as of May 29, 2013, the date of redemption. The Unsecured Loans bear interest, at the Company’s option, at a rate equal to the Eurocurrency Rate plus 5.25%, subject to a floor of 1.25%, or the "Base Rate" plus 4.25%, subject to a floor of 2.25%. The "Base Rate" is equal to the higher of either the Federal Funds Rate plus 0.5% or the rate of interest per annum published by the Wall Street Journal from time to time, as the “prime lending rate.” The "Eurocurrency Rate" is determined by reference to the British Bankers Association Interest Settlement rate for deposits in dollars for the interest period relevant to such borrowing adjusted for certain additional costs. The Company is not required to repay installments on the Unsecured Loans and is only required to repay the Unsecured Loans on the date of maturity. Cash paid associated with this financing activity approximated $4.7 million and $2.1 million of unamortized deferred financing costs were expensed.
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
Long-Term and Other Obligations
Other obligations consist primarily of capital leases for buildings and other loans for business and working capital needs.

Maturities of long-term obligations, including capital leases of $62.5 million, and other short-term borrowings for future fiscal years are:

(Dollars in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Maturities of long-term and other obligations	35.0	26.0	20.3	1,319.7	907.6	383.0	2,691.6
Debt Issuance Costs
Debt issuance costs are capitalized within prepaid expenses and other assets on the balance sheet and amortized over the life of the related obligation through charges to interest expense in the Consolidated Statements of Operations. The unamortized total of debt issuance costs were approximately $20.3 million and $28.2 million as of June 30, 2013 and June 30, 2012, respectively. Amortization of debt issuance costs totaled $9.2 million and $14.7 million for the fiscal years ended June 30, 2013 and June 30, 2012, respectively.
Guarantees and Security
All obligations under the senior secured credit agreement and the 7.875% Notes and the Senior Subordinated Notes (together, the “notes”) are unconditionally guaranteed by each of the Company's existing U.S. wholly-owned subsidiaries, other than the Company's Puerto Rico subsidiaries, subject to certain exceptions.
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
Debt Covenants
The Credit Agreement, the senior unsecured term loan facility, and the indentures governing the notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s (and the Company’s restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; and in the case of the Company’s Credit Agreement, enter into sale and leaseback transactions, amend material agreements governing the Company’s subordinated indebtedness (including the senior subordinated notes) and change the Company’s lines of business.
The Credit Agreement, the senior unsecured term loan facility, the senior unsecured term loan facility, and the indentures governing the notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of June 30, 2013, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.
Subject to certain exceptions, the senior credit agreement and the indentures governing the notes will permit the Company and its restricted subsidiaries to incur additional indebtedness, including secured indebtedness. None of the Company's non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans or notes.
As market conditions warrant and subject to the Company's contractual restrictions and liquidity position, the Company, its affiliates and/or the Company's major equity holders, including Blackstone and its affiliates, may from time to time repurchase the Company's outstanding debt securities, including the Senior Toggle Notes and the Senior Subordinated Notes and/or the Company's outstanding bank loans in privately negotiated or open market transactions, by tender or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under the Company's existing credit facility. Any new debt may also be secured debt. The Company may also use available cash on the balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, since some of the Company's debt may trade at a discount to the face amount, any such purchases may result in the Company's acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

Under the indentures governing the notes, the credit agreement governing the senior unsecured credit facility and the credit agreement governing the senior unsecured credit facility, the Company's ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indentures). Adjusted EBITDA is based on the definitions in the Company's indentures, the credit agreement governing the senior unsecured credit facility and the credit agreement governing the senior unsecured credit facility, is not defined under U.S. GAAP, and is subject to important limitations.

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
The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At June 30, 2013, the Company had euro-denominated debt outstanding of $548.5 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. For the fiscal year ended June 30, 2013 the Company recorded a loss of $20.9 million within cumulative translation adjustment. The net accumulated gain of this net investment as of June 30, 2013 included within other comprehensive income/(loss) was approximately $63.0 million. For the fiscal year ended June 30, 2013, the Company recognized an unrealized foreign exchange loss of $6.7 million in the consolidated statement of operations related to a portion of its euro-denominated debt not designated as a net investment hedge. For the fiscal year ended June 30, 2012, the Company recognized an unrealized foreign exchange gain of $17.1 million.
Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the hedged net investment is either sold or substantially liquidated.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives historically were to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
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
During fiscal year 2013, our two U.S. dollar-denominated and one euro-denominated interest rate swap agreements, which were designated as effective cash flow hedges for financial reporting purposes, matured. The Company's Japanese yen interest rate swap, effective as an economic hedge but not designated as effective for financial reporting purposes also matured during fiscal year 2013. As of June 30, 2013, we did not have any interest rate swap agreements in place that would have the economic effect of modifying the variable interest obligations associated with our floating rate term loans.
On February 28, 2013, in connection with the refinancing of the Company’s €44.9 million Euro term loan, Catalent de-designated €35.0 million of the €240.0 million notional Euribor-based interest rate swap. Prior to de-designation, the effective portion of the change in fair value of the derivative was recorded as a component of other comprehensive income/(loss). The other comprehensive income/(loss) balance associated with the de-designated portion of the derivative will be reclassified to earnings when either the originally hedged forecasted interest payments on the hedged debt affect earnings or at the time the originally forecasted transactions become probable of not occurring. The amount of losses reclassified into earnings as a result of the discontinuance of a portion of the Euribor-based interest rate swap as a cash flow hedge for the fiscal year ended June 30, 2013 is $0.1 million.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2013 and June 30, 2012.

(Dollars in millions)	Fair Values of Financial Derivatives Instruments on the Consolidated Balance Sheets
	Liability Derivatives As of June 30, 2013		Liability Derivatives As of June 30, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815:
Interest rate swaps	Other accrued liabilities and other liabilities	$—	Other accrued liabilities and other liabilities	$23.1
Total derivatives designated as hedging instruments under ASC 815:		—		23.1
Derivatives not designated as hedging instruments under ASC 815:
Interest rate swaps	Other accrued liabilities and other liabilities	$—	Other accrued liabilities and other liabilities	$0.2
Total derivatives not designated as hedging instruments under ASC 815:		$—		$0.2

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Operations for the fiscal year ended June 30, 2013, June 30, 2012 and June 30, 2011.

(Dollars in millions)	The Effect of Derivative Instruments on the Consolidated Statement of Operations for the
	Fiscal Years Ended June 30, 2013, June 30, 2012 and June 30, 2011
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in OCI on Derivative (Effective Portion)	Location of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount excluded from Effectiveness Testing)
Fiscal Year 2013:
Interest Rate Swaps	$1.1	Interest expense, net	$21.6	Other (income)/expense, net	$0.1
Fiscal Year 2012:
Interest Rate Swaps	$11.0	Interest expense, net	$26.4	Other (income)/expense, net	$0.2
Fiscal Year 2011:
Interest Rate Swaps	$14.4	Interest income/ (expense), net	$26.9	Other (income)/expense, net	$0.1

(Dollars in millions)	Derivatives Not Designated as Hedging Instruments Under ASC 815
	Location of (Gain) or Loss Recognized in Income on Derivative	Amount of (Gain) or Loss Recognized in Income on Derivative
Fiscal Year 2013:
Interest Rate Swaps	Other (income)/expense, net	$0.2
Fiscal Year 2012:
Interest Rate Swaps	Other (income)/expense, net	$0.1
Fiscal Year 2011:
Interest Rate Swaps	Other (income)/expense, net	$(0.2)

8.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
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
Fair value under ASC 820 is principally applied to financial assets and liabilities which, for Catalent, include both investments in money market funds and derivative instruments—interest rate swaps. The Company is not required to apply all the provisions of ASC 820 in financial statements to the nonfinancial assets and nonfinancial liabilities. There were no changes from the previously reported classification of financial assets and liabilities. The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using:
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$5.8	$5.8	$—	$—
Liabilities
Interest rate swaps	$—	$—	$—	$—
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
Derivative Instruments – Interest Rate Swaps
Historically, the Company has used interest rate swaps to manage interest rate risk on its variable rate long-term debt obligations. The fair value of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on the expectation of future interest rates (forward curves) and derived from observed market interest rate curves. In addition, to comply with the provision of ASC 820, credit valuation adjustments, which consider the impact of any credit enhancements on the contracts, are incorporated in the fair values to account for potential nonperformance risk.
Long-Term Obligations
The estimated fair value of long-term debt is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any.
The carrying amounts and the estimated fair values of financial instruments as of June 30, 2013 and June 30, 2012, are as follows:

	June 30, 2013		June 30, 2012
(Dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,691.6	$2,633.2	$2,683.5	$2,644.6
LIBOR interest rate swap	—	—	16.7	16.7
EURIBOR interest rate swap	—	—	6.4	6.4
TIBOR interest rate swap	$—	$—	$0.2	$0.2
The estimated fair values of these Level 2 liabilities are based on quoted market prices for the same or similar instruments and/or the current interest rates offered for debt of the same remaining maturities or estimated discounted cash flows.

9.	INCOME TAXES
Earnings/(loss) from continuing operations before income taxes and discontinued operations are as follows for the fiscal years ended 2013, 2012 and 2011:

	Fiscal Year Ended June 30,
(Dollars in millions)	2013	2012	2011
U.S. Operations	$(124.9)	$(402.1)	$(85.1)
Non-U.S. Operation	$101.0	$420.7	$79.7
	$(23.9)	$18.6	$(5.4)

The provision /(benefit) for income taxes consists of the following for the fiscal years ended 2013, 2012 and 2011:

	Fiscal Year Ended June 30,
(Dollars in millions)	2013	2012	2011
Current:
Federal	$(0.4)	$—	$(0.9)
State and local	(2.4)	0.1	(0.5)
Non-U.S.	21.2	19.2	19.0

Total	$18.4	$19.3	$17.6

Deferred:
Federal	$6.2	$6.0	$5.5
State and local	(0.6)	0.2	1.2
Non-U.S.	0.1	(9.0)	(0.6)

Total	5.7	(2.8)	6.1

Total provision/(benefit)	$24.1	$16.5	$23.7

A reconciliation of the provision/(benefit) based on the federal statutory income tax rate to the Company's effective income tax rate is as follows for the fiscal years ended 2013, 2012 and 2011:

	Fiscal Year Ended June 30,
(Dollars in millions)	2013	2012	2011
Provision at U.S. federal statutory tax rate	$(4.9)	$8.6	$(5.4)
State and local income taxes, net of federal benefit	0.5	0.2	0.8
Foreign tax rate differential	(18.1)	(43.1)	(11.8)
Permanent items	53.5	36.6	3.1
Unrecognized tax positions	—	(2.8)	2.5
Tax valuation allowance	3.6	28.1	29.5
Foreign tax credit - Non U.S.	(3.4)	(0.2)	(0.2)
Withholding tax and other foreign taxes	1.8	(7.7)	6.1
Change in tax rate	(4.3)	(1.9)	(0.3)
Other	(4.6)	(1.3)	(0.6)

	$24.1	$16.5	$23.7

As of June 30, 2013, the Company had $355.3 million of undistributed earnings from non-U.S. subsidiaries that are intended to be permanently reinvested in non-U.S. operations. As these earnings are considered permanently reinvested, no U.S. tax provision has been accrued related to the repatriation of these earnings. It is not feasible to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.

Deferred income taxes arise from temporary differences between financial reporting and tax reporting bases of assets and liabilities, and operating loss and tax credit carry forwards for tax purposes. The components of the deferred income tax assets and liabilities are as follows at June 30, 2013 and 2012:

	Fiscal Year Ended June 30,
(Dollars in millions)	2013	2012
Deferred income tax assets:
Accrued liabilities	$28.9	$38.0
Equity compensation	8.1	7.3
Loss and tax credit carry forwards	216.5	216.0
Foreign Currency	24.3	27.6
Pension	44.2	38.5
Property-related	28.1	25.9
Intangibles	11.8	15.9
Other	10.3	8.3
OCI	7.9	27.0

Total deferred income tax assets	380.1	404.5
Valuation Allowance	(231.6)	(250.7)

Net deferred income tax assets	148.5	153.8

	Fiscal Year Ended June 30,
(Dollars in millions)	2013	2012
Deferred income tax liabilities:
Accrued Liabilities	(2.6)	(2.5)
Equity Compensation	—	0.1
Foreign Currency	(0.3)	(1.2)
Property-related	(37.1)	(30.0)
Goodwill and other intangibles	(178.7)	(187.0)
Other	(0.7)	(0.9)
OCI	(0.6)	—

Total deferred income tax liabilities	(220.0)	(221.5)

Net deferred income tax liabilities	$(71.5)	$(67.7)

Deferred tax assets and liabilities in the preceding table are in the following captions in the balance sheet at June 30, 2013 and 2012:

	Fiscal Year Ended June 30,
(Dollars in millions)	2013	2012
Current deferred tax asset	$16.3	$18.6
Non-current deferred tax asset	132.2	135.2
Current deferred tax liability	(0.9)	(1.6)
Non-current deferred tax liability	(219.1)	(219.9)

Net deferred tax liability	$(71.5)	$(67.7)
At June 30, 2013, the Company has federal net operating loss carry forwards of $397.4 million, $7.8 million of which are subject to Internal Revenue Code Section 382 limitations, because they were generated in years prior to April 10, 2007, when the Company was owned by Cardinal Health. The federal loss carry forwards will expire in fiscal years 2022 through 2033. At June 30, 2013, the Company has state tax loss carry forwards of $462.0 million. Approximately $172.0 million of these losses are state tax losses generated in periods prior to the period ending June 30, 2007. Substantially all state carry forwards have a twenty year carry forward period. In accordance with ASC 718, $37.8 million of federal and state losses were generated in prior tax years as a result of tax deductions for equity. Such deductions are not being recognized for financial statement purposes because a cash tax benefit was not realized by the Company, as determined using a with-and-without approach as described in ASC 740-20. As a result, these deductions are not reflected in the federal and state net operating loss carry forward amounts indicated above. At June 30, 2013, the Company has international tax loss carry forwards of $92.6 million. Substantially all of these carry forwards are available for at least three years or have an indefinite carry forward period.
The Company has established a full valuation allowance against its net federal and state deferred tax assets as management does not believe it is more likely than not that these assets will be realized. The Company's overall valuation allowance as of June 30, 2012 was $250.7 million. During the fiscal year the increase/(decrease) in valuation allowance related to federal, state and foreign assets was $(34.5) million, $(7.8) million, $23.1 million, respectively. As of June 30, 2013 the valuation allowance totaled $231.6 million. This total includes a full valuation allowance of $167.1 million and $34.9 million against its net federal and state deferred tax assets, respectively. At June 30, 2013, the Company has also recorded a valuation allowance of $29.6 million against certain of its foreign net deferred tax assets. The net decrease in the valuation allowance of $19.1 million is primarily due to a decrease of $42.3 million in federal and state valuation allowance, which was a result of reductions in select US deferred tax asset accounts such as net operating losses and OCI. During the current fiscal year the Company generated federal and state taxable income due to U.S. income inclusions resulting from deemed distributions from foreign subsidiaries. This income is not considered to be from normal operating activities.
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
As part of the 2007 acquisition from Cardinal, the Company has been indemnified by Cardinal for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007 (the “Formation Date”). The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as any interest and penalties that may be related thereto.
Similarly, as part of the 2012 purchase of the CTS business from Aptuit, Inc, the Company has been indemnified by Aptuit, Inc for tax liabilities that may arise in the future that relate to tax periods prior to February 17, 2012. The indemnification agreement includes, among other taxes, any and all Federal, state and international income based taxes as well as any interest and penalties that may be related thereto.
The amount of income taxes the Company may pay is subject to ongoing audits by federal, state and foreign tax authorities, which may result in proposed assessments. The Company's estimate for the potential outcome for any uncertain tax issue is highly judgmental. The Company assesses its income tax positions and record benefits for all years subject to examination based upon management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions for which it is more likely than not that a tax benefit will be sustained, the Company records the amount that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. Interest and penalties are accrued, where applicable. If we do not believe that it is more likely than not that a tax benefit will be sustained, no tax benefit is recognized.
ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. As of June 30, 2013, the Company had a total of $37.7 million of unrecognized tax benefits. A reconciliation of our unrecognized tax benefit, excluding accrued interest for June 30, 2013, June 30, 2012 and June 30, 2011 are as follows:

(Dollars in millions)
Balance at June 30, 2010	$36.4
Additions based on tax positions related to the current year	8.3
Additions for tax positions of prior years	6.0
Reductions for tax positions of prior years	(13.3)
Settlements	(3.5)
Balance at June 30, 2011	$33.9
Additions based on tax positions related to the current year	4.4
Additions for tax positions of prior years	0.7
Reductions for tax positions of prior years	(5.6)
Balance at June 30, 2012	$33.4
Additions based on tax positions related to the current year	5.4
Additions for tax positions of prior years	1.9
Reductions for tax positions of prior years	(1.1)
Settlements	(1.9)

Balance at June 30, 2013	$37.7
Of this amount, $9.6 million and $8.9 million represent the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate as of June 30, 2013 and June 30, 2012, respectively. An additional $21.5 million represents the amount of unrecognized tax benefits that, if recognized, would not impact the effective income tax rate due to a full valuation allowance. The remaining $6.6 million represents unrecognized tax benefits subject to indemnification by Cardinal.
In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including major jurisdictions such as Germany, United Kingdom, France, the United States, and various states. The Company is no longer subject to examinations by the relevant tax authorities for years prior to fiscal 2001.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013, the Company has approximately $5.0 million of accrued interest related to uncertain tax positions, a decrease of $0.9 million from the prior year. The portion of such interest and penalties subject to indemnification by Cardinal is $4.1 million, a decrease of $1.1 million from the prior year.

10.	EMPLOYEE RETIREMENT BENEFIT PLANS
The Company sponsors various retirement plans, including defined benefit pension plans and defined contribution plans. Substantially all of the Company's domestic non-union employees are eligible to participate in an employer-sponsored retirement savings plans, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provide for company matching contributions. The Company's contributions to the plans are determined by its Board of Directors subject to certain minimum requirements as specified in the plans. The Company uses a measurement date of June 30 for all its retirement and postretirement benefit plans.
In addition, the Company has recorded $39.7 million in obligations related to its withdrawal from a multi employer pension plan related to a former commercial packaging site, a clinical services site and a former printed components operation. The Company's withdrawal from these multi employer pension plans have been classified as a mass withdrawal under the Multiemployer Pension Plan Amendments Act of 1980, and, as amended, under the Pension Protection Act of 2006. The estimated discounted value of the projected contributions related to these plans is $39.7 million and $35.8 million as of June 30, 2013 and June 30, 2012, respectively. The withdrawal from the plan resulted in the recognition of liabilities associated with the Company's long term obligations in both the prior and current year periods, which were primarily recorded as an expense within discontinued operations. The actuarial review process, which is administered by the plan trustees, is ongoing and we await final determination as to the company's ultimate liability. The annual cash impact associated with our long term obligation approximates $1.7 million per year. Refer to footnote 13 to the Consolidated Financial Statements for further discussion.
The following table provides a reconciliation of the change in projected benefit obligation and fair value of plan assets for the defined benefit retirement and other retirement plans, excluding the multi employer pension plan liability:

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(Dollars in millions)	2013	2012	2013	2012
Accumulated Benefit Obligation	$279.7	$283.0	$4.9	$5.3

Change in Benefit Obligation
Benefit obligation at beginning of year	292.2	257.0	5.3	5.2
Company service cost	2.8	2.5	—	—
Interest cost	11.9	12.9	0.2	0.2
Employee contributions	0.1	0.1	—	—
Plan amendments	—	—	—	—
Curtailments	—	—	—	—
Settlements	(1.6)	—	—	—
Special termination benefits	—	—	—	—
Divestitures	—	—	—	—
Business combinations	—	—	—	—
Benefits paid	(9.8)	(9.2)	(0.2)	(0.3)
Actual expenses	—	(0.1)	—	—
Actuarial (gain)/loss	(6.1)	43.1	(0.3)	0.2
Exchange rate gain/(loss)	(0.4)	(14.1)	(0.1)	—
Benefit obligation at end of year	289.1	292.2	4.9	5.3

Change in Plan Assets
Fair value of plan assets at beginning of year	191.4	182.9	—	—
Actual return on plan assets	12.9	15.3	—	—
Company contributions	8.9	8.4	0.2	0.4
Employee contributions	0.1	0.1	—	—
Settlements	(1.6)	—	—	—
Special company contributions to fund termination benefits	—	—	—	—
Divestitures	—	—	—	—
Business combinations	—	—	—	—
Benefits paid	(9.8)	(9.2)	(0.2)	(0.4)
Actual expenses	—	(0.1)	—	—
Exchange rate gain/(loss)	(3.5)	(6.0)	—	—
Fair value of plan assets at end of year	198.4	191.4	—	—

Funded Status
Funded status at end of year	(90.7)	(100.8)	(4.9)	(5.3)
Employer contributions between measurement date and reporting date	—	—	—	—
Net pension asset (liability)	(90.7)	(100.8)	(4.9)	(5.3)
The following table provides a reconciliation of the net amount recognized in the Consolidated Balance Sheets:

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(Dollars in millions)	2013	2012	2013	2012
Amounts Recognized in Statement of Financial Position
Noncurrent assets	$0.4	$0.5	$—	$—
Current liabilities	(1.0)	(1.0)	(0.5)	(0.5)
Noncurrent liabilities	(90.1)	(100.3)	(4.4)	(4.8)
Total asset/(liability)	(90.7)	(100.8)	(4.9)	(5.3)

Amounts Recognized in Accumulated Other Comprehensive Income
Transition (asset)/obligation	—	—	—	—
Prior service cost	0.2	0.2	—	—
Net (gain)/loss	32.5	42.4	(0.6)	(0.3)
Total accumulated other comprehensive income at the end of the year	32.7	42.6	(0.6)	(0.3)

Additional Information for Plan with ABO in Excess of Plan Assets
Projected benefit obligation	272.7	279.0	4.9	5.3
Accumulated benefit obligation	265.7	272.3	4.9	5.3
Fair value of plan assets	181.6	177.8	—	—

Additional Information for Plan with PBO in Excess of Plan Assets
Projected benefit obligation	272.7	279.0	4.9	5.3
Accumulated benefit obligation	265.7	272.3	4.9	5.3
Fair value of plan assets	181.6	177.8	—	—

Components of Net Periodic Benefit Cost
Service Cost	2.8	2.5	—	—
Interest Cost	11.9	12.9	0.2	0.2
Expected return on plan assets	(9.8)	(10.7)	—	—
Amortization of unrecognized:
Transition (asset)/obligation	—	—	—	—
Prior service cost	—	—	—	—
Net (gain)/loss	0.9	0.1	—	—
Ongoing periodic cost	5.8	4.8	0.2	0.2
Settlement/curtailment expense/(income)	0.2	—	—	—
Net periodic benefit cost	6.0	4.8	0.2	0.2

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(Dollars in millions)	2013	2012	2013	2012
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net (gain)/loss arising during the year	$(9.2)	$38.5	(0.3)	0.2
Prior service cost (credit) during the year	—	—	—	—
Transition asset/(obligation) recognized during the year	—	—	—	—
Prior service cost recognized during the year	—	—	—	—
Net gain/(loss) recognized during the year	(1.1)	(0.1)	—	—
Exchange rate gain/(loss) recognized during the year	0.4	(1.1)	—	—
Total recognized in other comprehensive income	$(9.9)	$37.3	$(0.3)	$0.2
Total Recognized in Net Periodic Benefit Cost and Other Comprehensive Income
Total recognized in net periodic benefit cost and other comprehensive income	$(3.9)	$42.1	$(0.1)	$0.4
Estimated Amounts to be Amortized from Accumulated Other Comprehensive Income into Net Periodic Benefit Cost
Amortization of:
Transition (asset)/obligation	$—	$—	$—	$—
Prior service cost/(credit)	—	—	—	—
Net (gain)/loss	1.2	0.9	—	—
Financial Assumptions Used to Determine Benefit Obligations at the Balance Sheet Date
Discount rate (%)	4.14%	4.09%	3.92%	3.38%
Rate of compensation increases (%)	2.51%	2.51%	N/A	N/A
Financial Assumptions Used to Determine Net Periodic Benefit Cost for Financial Year
Discount rate (%)	4.09%	5.21%	3.38%	4.49%
Rate of compensation increases (%)	2.51%	2.51%	N/A	N/A
Expected long-term rate of return (%)	5.12%	5.96%	N/A	N/A
Expected Future Contributions
Financial Year
2014	$8.0		$0.5

At June 30,	Retirement Benefits		Other Post-Retirement Benefits
(Dollars in millions)	2013	2012	2013	2012
Expected Future Benefit Payments
Financial Year
2014	10.9	9.4	0.5	0.5
2015	9.2	10.7	0.5	0.5
2016	10.7	9.7	0.5	0.5
2017	10.4	11.8	0.4	0.5
2018	12.1	10.8	0.4	0.4
2019-2023	69.3	70.0	1.8	1.9

Actual Asset Allocation (%)
Equities	34.1%	29.7%	—%	—%
Government Bonds	21.0%	21.9%	—%	—%
Corporate Bonds	22.0%	23.9%	—%	—%
Property	2.8%	3.3%	—%	—%
Insurance Contracts	9.8%	11.3%	—%	—%
Other	10.3%	9.9%	—%	—%
Total	100.0%	100%	—%	—%

Actual Asset Allocation (Amount)
Equities	67.9	56.8	—	—
Government Bonds	41.6	41.9	—	—
Corporate Bonds	43.6	45.7	—	—
Property	5.5	6.3	—	—
Insurance Contracts	19.4	21.6	—	—
Other	20.4	18.9	—	—
Total	198.4	191.4	—	—

Target Asset Allocation (%)
Equities	33.8%	33.2%	—%	—%
Government Bonds	18.1%	21.4%	—%	—%
Corporate Bonds	27.8%	24.3%	—%	—%
Property	3.7%	3.6%	—%	—%
Insurance Contracts	7.5%	8.6%	—%	—%
Other	9.1%	8.9%	—%	—%
Total	100.0%	100.0%	—%	—%
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

The following table provides a summary of plan assets that are measured in fair value as of June 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

(Dollars in millions)	Total Assets	Level 1	Level 2	Level 3

Equity Securities	$67.9	$6.0	$61.9	—
Debt Securities	85.2	23.5	61.7	—
Real Estate	5.5	—	0.7	4.8
Other	39.8	—	18.1	21.7
Total	$198.4	$29.5	$142.4	$26.5

Level 3 real estate assets consist of a UK Property fund (UBS Life Triton Property Fund) which directly invests in properties which are held in the UK. The funds are priced using the Net Asset Value ("NAV") of the fund and investors also get Bid and Offer prices on a monthly basis. The NAV is extracted using UK GAAP and its primary asset is Investment Properties. Investment properties are measured at fair value as determined by third party independent appraisers (the "Values"). Their value is ascertained by reference to the market value, having regard to whether they are let or un-let at the date of valuation, in accordance with the Appraisal and Valuation Manual issued by the Royal Institution of Chartered Surveyors.

Level 3 other assets consist of an insurance contract in the UK to fulfill the benefit obligations for a portion of the participant's benefits. The value of this commitment is determined using the same assumptions and methods used to value the UK Retirement & Death Benefit Plan pension liability. Level 3 other assets also include the partial funding of the Eberbach Pension through a company promissory note or loan with an annual rate of interest of 5%. The value of this commitment fluctuates due to contributions and benefit payments in addition to loan interest.
The following table provides a summary of plan assets that are measured in fair value as of June 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

(Dollars in millions)	Total Assets	Level 1	Level 2	Level 3

Equity Securities	$56.9	$5.0	$51.9	—
Debt Securities	87.8	26.5	61.3	—
Real Estate	6.3	—	0.9	5.4
Other	40.4	—	19.4	21.0
Total	$191.4	$31.5	$133.5	$26.4

The following table provides a reconciliation of the beginning and ending balances of level 3 assets as well as the changes during the period attributable to assets held and those purchases, sales, settlements, contributions and benefits that were paid:
Total (Level 3)
Asset Category Allocations - June 30, 2013

Total ( Level 3)	Fair Value Measurement	Fair Value Measurement	Fair Value Measurement
All figures in US Dollars	Using Significant	Using Significant	Using Significant
(Dollars in millions)	Unobservable Inputs	Unobservable Inputs	Unobservable Inputs
	Total (Level 3)	Insurance Contracts	Other
Beginning Balance at June 30, 2012	$26.4	$4.9	$21.5
Actual return on plan assets:	—	—	—
Relating to assets still held at the reporting date	0.4	(0.7)	1.1
Relating to assets sold during the period	—	—	—
Purchases, sales, settlements, contributions and benefits paid	(0.3)	(0.2)	(0.1)
Transfers in and/or out of Level 3	—	—	—
Ending Balance at June 30, 2013	$26.5	$4.0	$22.5
The investment policy reflects the long-term nature of the plans' funding obligations. The assets are invested to provide the opportunity for both income and growth of principal. This objective is pursued as a long-term goal designed to provide required benefits for participants without undue risk. It is expected that this objective can be achieved through a well-diversified asset portfolio. All equity investments are made within the guidelines of quality, marketability and diversification mandated by the Employee Retirement Income Security Act (“ERISA”) (for plans subject to ERISA) and other relevant statutes. Investment managers are directed to maintain equity portfolios at a risk level approximately equivalent to that of the specific benchmark established for that portfolio. Assets invested in fixed income securities and pooled fixed income portfolios are managed actively to pursue opportunities presented by changes in interest rates, credit ratings or maturity premiums.

At June 30,	Other Post-Retirement Benefits
(Actual dollar amounts)	2013	2012

Assumed Healthcare Cost Trend Rates at the Balance Sheet Date
Healthcare cost trend rate – initial (%)
Pre 65	7.81%	8.47%
Post 65	7.14%	7.70%
Healthcare cost trend rate – ultimate (%)
Pre 65	4.67%	4.77%
Post 65	4.67%	4.77%
Year in which ultimate rates are reached
Pre 65	2021	2020
Post 65	2020	2019
Effect of 1% Change in Healthcare Cost Trend Rate
Healthcare cost trend rate up 1%
on APBO at balance sheet date	$288,650	$278,178
on total service and interest cost	10,129	11,853
Effect of 1% Change in Healthcare Cost Trend Rate
Healthcare cost trend rate down 1%
on APBO at balance sheet date	$(256,221)	$(248,870)
on total service and interest cost	(8,987)	(10,601)
Expected Future Contributions
Financial Year
2014	$485,333

11.	RELATED PARTY TRANSACTIONS
Advisor Transaction and Management Fees
The Company entered into a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investors' investment in Phoenix. The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the fiscal year ended June 30, 2013, 2012 and 2011 this management fee was approximately $12.4 million, $11.8 million and $10.6 million, respectively. This fee was recorded as expense within selling, general and administrative expenses in the Consolidated Statements of Operations. In addition, pursuant to the terms of the transaction and advisory services agreement with Blackstone, the Company paid $10.0 million in the aggregate in connection with the CTS Acquisition during the fiscal year ended 2012.

Other Related Party Transactions
The Company participates in an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. In consideration for these services, the Company paid Equity Healthcare a fee of $2.50 and $2.60 per participating employee per month in calendar year 2012 and 2013, respectively. As of June 30, 2013, we had approximately 2,360 employees enrolled in our health benefit plans in the United States. Equity Healthcare is an affiliate of Blackstone.
In addition, the Company does ordinary course business with a number of other companies affiliated with Blackstone; we believe that all such arrangements have been entered into in the ordinary course of our business and have been conducted on an arm's length basis.
12. EQUITY
Description of Capital Stock
The Company is authorized to issue 1,000 shares of capital stock, all of which are Common Stock, with a par value of $0.01 per share. In accordance with the Certificate of Incorporation of the Company, each share of Common Stock shall have one vote, and the Common Stock shall vote together as a single class. As of June 30, 2013, 100% of the outstanding shares of the capital stock of the Company have been issued to, and are held by, PTS Intermediate Holdings, LLC. In accordance with the By-Laws of the Company, the Board of Directors may declare dividends upon the stock of the Company as and when the Board deems appropriate.
Accumulated other comprehensive income/(loss)
Accumulated other comprehensive income/(loss) for the fiscal years June 30, 2013, June 30, 2012 and June 30, 2011 consists of:

(Dollars in millions)	Foreign Currency Translation Adjustments	Unrealized Gains/(Losses) on Derivatives	Deferred Compensation	Pension Liability Adjustments	Other Comprehensive Income/(Loss)
Balance at June 30, 2010	$27.9	$(49.3)	(0.3)	$(26.8)	$(48.5)
Activity, net of tax	62.4	12.5	0.9	18.7	94.5
Balance at June 30, 2011	90.3	(36.8)	0.6	(8.1)	46.0
Activity, net of tax	(27.3)	15.2	0.1	(26.5)	(38.5)
Balance at June 30, 2012	63.0	(21.6)	0.7	(34.6)	7.5
Activity, net of tax	(47.9)	21.6	0.8	8.7	(16.8)
Balance at June 30, 2013	$15.1	$—	$1.5	$(25.9)	$(9.3)

	Year Ended June 30,
	2013	2012	2011
Cumulative translation adjustments:
Net investment hedge	(20.9)	69.4	(94.1)
Long term intercompany loans	(4.8)	—	—
Translation adjustments	(22.2)	(96.7)	156.5
Total cumulative translation adjustment	(47.9)	(27.3)	62.4

Net change in minimum pension liability
Net (gain)/loss arising during the year	9.5	(38.7)	28.4
Net gain/(loss) recognized during the year	1.1	0.1	0.9
Foreign Exchange Translation and Other	(0.4)	3.0	(3.9)
Total Pension, pretax	10.2	(35.6)	25.4
Tax (1)	(1.5)	9.1	(6.7)
Net change in minimum pension liability, net of tax	8.7	(26.5)	18.7
(1) Tax related to minimum pension liability relate to the Company's foreign operations.

Tax related to the minimum pension liability generated in the U.S., foreign currency translation adjustments, unrealized gains/(losses) and derivatives and deferred compensation have a full valuation allowance recorded offsetting the tax impact resulting in a net zero tax impact for the three years presented (See Note 9 to the Consolidated Financial Statements).

13.	COMMITMENTS AND CONTINGENCIES
The future minimum rental payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year at June 30, 2013 are:

(Dollars in millions)	2014	2015	2016	2017	2018	Thereafter	Total
Minimum rental payments	$6.5	$5.4	$3.8	$2.4	$1.9	$6.1	$26.1
Rental expense relating to operating leases was approximately $9.4 million, $13.1 million and $15.5 million for the fiscal years ended June 30, 2013, June 30, 2012 and June 30, 2011, respectively. Sublease rental income was not material for any period presented herein.
Other Matters
The Company, along with several pharmaceutical companies, is named as a defendant in one fifty-eight pending civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including making a determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.
As has been previously disclosed with regard to the Company's participation in a multi employer pension plan, the Company notified the plan trustees of its withdrawal from such plan in fiscal 2012. The withdrawal from the plan resulted in the recognition of liabilities associated with the Company's long term obligations in both the prior and current year periods, which were primarily recorded as an expense within discontinued operations. The actuarial review process, which is administered by the plan trustees, is ongoing and we await final determination as to the company's ultimate liability. The annual cash impact associated with our long term obligation approximates $1.7 million per year.
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
The following tables include net revenue and Segment EBITDA during the fiscal year ended June 30, 2013, June 30, 2012, and June 30, 2011:

(Dollars in millions)	Fiscal Year Ended June 30,
	2013	2012	2011
Oral Technologies
Net revenue	$1,186.3	$1,220.2	$1,159.0
Segment EBITDA	315.7	334.6	308.4
Medication Delivery Solutions
Net revenue	219.3	223.9	238.6
Segment EBITDA	31.5	27.5	33.5
Development and Clinical Services
Net revenue	404.8	268.3	157.0
Segment EBITDA	75.0	53.0	30.1
Inter-segment revenue elimination	(10.1)	(17.6)	(22.8)
Unallocated Costs (1)	(90.6)	(84.8)	(100.3)
Combined Total
Net revenue	1,800.3	1,694.8	1,531.8
EBITDA from continuing operations	$331.6	$330.3	$271.7

(1)
Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

(Dollars in millions)	Fiscal Year Ended June 30,
	2013	2012	2011
Impairment charges and gain/(loss) on sale of assets	$(5.2)	$(1.8)	$(3.6)
Equity compensation	(2.8)	(3.7)	(3.9)
Restructuring and other items (2)	(29.0)	(45.8)	(24.9)
Property and casualty losses	—	8.8	(11.6)
Sponsor advisory fee	(12.4)	(11.8)	(10.6)
Noncontrolling interest	0.1	(1.2)	(3.9)
Other income/(expense), net (2)	(25.1)	3.8	(26.0)
Non-allocated corporate costs, net	(16.2)	(33.1)	(15.8)
Total unallocated costs	$(90.6)	$(84.8)	$(100.3)

(2)	Segment results do not include restructuring and certain acquisition related costs

(3)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation and expenses related to financing transactions during the period
Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

(Dollars in millions)	Fiscal Year Ended June 30,
	2013	2012	2011
Earnings/(loss) from continuing operations	$(48.0)	$2.1	$(29.1)
Depreciation and amortization	152.2	129.7	115.5
Interest expense, net	203.2	183.2	165.5
Income tax (benefit)/expense	24.1	16.5	23.7
Noncontrolling interest	0.1	(1.2)	(3.9)
EBITDA from continuing operations	$331.6	$330.3	$271.7
The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial Statements:

(Dollars in millions)	June 30, 2013	June 30, 2012
Assets
Oral Technologies	$2,464.4	$2,589.6
Medication Delivery Solutions	286.2	251.7
Development and Clinical Services	645.9	671.5
Corporate and eliminations	(339.7)	(373.8)
Total assets	$3,056.8	$3,139.0

The following tables include depreciation and amortization expense and capital expenditures for the fiscal years ended June 30, 2013, June 30, 2012 and June 30, 2011 for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Financial statements:

Depreciation and Amortization Expense

(Dollars in millions)	Fiscal Year Ended June 30,
	2013	2012	2011
Oral Technologies	$86.7	$82.5	$82.3
Medication Delivery Solutions	20.6	20.7	18.8
Development and Clinical Services	33.2	17.1	6.9
Corporate	11.7	9.4	7.5
Total depreciation and amortization expense	$152.2	$129.7	$115.5

Capital Expenditures

(Dollars in millions)	Fiscal Year Ended June 30,
	2013	2012	2011
Oral Technologies	$47.7	$57.1	$43.4
Medication Delivery Solutions	47.7	22.0	24.2
Development and Clinical Services	21.3	16.9	12.6
Corporate	5.8	8.2	7.1
Total capital expenditure	$122.5	$104.2	$87.3

The following table presents revenue and long-lived assets by geographic area:

	Net Revenue			Long-Lived Assets (1)
(Dollars in millions)	Fiscal Year Ended June 30,
	2013	2012	2011	June 30, 2013	June 30, 2012
United States	$695.8	$591.9	$497.6	$799.9	$789.2
Europe	863.2	868.9	842.2	1,169.9	1,195.3
International Other	270.1	288.0	210.2	240.3	272.9
Eliminations	(28.8)	(54.0)	(18.2)	—	—
Total	$1,800.3	$1,694.8	$1,531.8	$2,210.1	$2,257.4
(1)      Long-lived assets include property and equipment, net of accumulated depreciation; intangible assets, net of accumulated amortization; and goodwill.

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplementary balance sheet information at June 30, 2013 and June 30, 2012, is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor and overhead. Total inventories consisted of the following:

(Dollars in millions)	June 30, 2013	June 30, 2012
Raw materials and supplies	$70.6	$69.8
Work-in-process	26.1	25.1
Finished goods	40.0	32.3
Total inventory, gross	136.7	127.2
Inventory reserve	(11.8)	(8.5)
Inventories	$124.9	$118.7
Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	June 30, 2013	June 30, 2012
Prepaid expenses	$16.2	$24.2
Spare parts supplies	11.8	11.7
Deferred taxes	16.3	18.6
Other current assets	44.3	54.2
Prepaid expenses and other	$88.6	$108.7

Property, plant, and equipment, net
Property, plant, and equipment,net consists of the following:

(Dollars in millions)	June 30, 2013	June 30, 2012
Land, buildings and improvements	$552.7	$527.3
Machinery, equipment and capitalized software	641.6	586.2
Furniture and fixtures	9.0	8.5
Construction in progress	61.6	54.2
Property and equipment, at cost	1,264.9	1,176.2
Accumulated depreciation	(450.4)	(366.5)
Property, plant, and equipment, net	$814.5	$809.7

Other assets
Other assets consist of the following:

(Dollars in millions)	June 30, 2013	June 30, 2012
Deferred long term debt financing costs	$18.2	$22.6
Other	18.4	19.2
Total other assets	$36.6	$41.8

Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	June 30, 2013	June 30, 2012
Accrued employee-related expenses	$81.1	$86.8
Restructuring accrual	6.0	9.8
Deferred income tax	0.9	1.6
Accrued interest	12.5	18.3
Interest rate swaps	—	23.2
Deferred revenue and fees	36.3	25.4
Accrued income tax	30.7	31.4
Other accrued liabilities and expenses	57.0	65.4
Other accrued liabilities	$224.5	$261.9

Allowance for doubtful accounts
Trade receivables allowance for doubtful accounts activity as follows:

(Dollars in millions)	June 30, 2013	June 30, 2012	June 30, 2011
Trade receivables allowance for doubtful accounts
Beginning balance	$4.2	$4.3	$2.8
Charged to cost and expenses	2.1	0.5	1.4
Deductions and other	(0.6)	(0.3)	(0.1)
Impact of foreign exchange	—	(0.3)	0.2
Closing balance	$5.7	$4.2	$4.3

Inventory reserve
Inventory reserve activity as follows:

(Dollars in millions)	June 30, 2013	June 30, 2012	June 30, 2011
Inventory reserve
Beginning balance	$8.5	$9.8	$14.6
Charged to cost and expenses	8.7	9.1	8.9
Deductions	(5.9)	(9.6)	(15.2)
Impact of foreign exchange	0.5	(0.8)	1.5
Closing balance	$11.8	$8.5	$9.8

16.	DISCONTINUED OPERATIONS
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
The domestic commercial packaging and printed component entities were previously reported in the Company’s Packaging Services segment.

Summarized Consolidated Statements of Operations data for discontinued operations are as follows:

	Fiscal Year Ended June 30,
(Dollars in millions)	2013	2012	2011
Net revenue	$—	$94.3	$188.9
Earnings/(loss) before income taxes	1.2	(41.2)	(20.1)
Income tax (benefit)/expense	—	0.1	0.9
Net earnings/(loss) from discontinued operations, net of tax	$1.2	$(41.3)	$(21.0)

17.	SUBSEQUENT EVENTS
In the preparation of its consolidated financial statements, the Company completed an evaluation of the impact of any subsequent events and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

18.	GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS -
All obligations under the Credit Agreement, the Senior Subordinated Notes and the 7.875% Notes are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned domestic material subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.
The following condensed financial information presents the Company’s Consolidating Balance Sheet as of June 30, 2013 and June 30, 2012, the Consolidating Statements of Operations for the fiscal year ended June 30, 2013 and June 30, 2012 and Cash Flows for the fiscal year ended June 30, 2013 and June 30, 2012 detailing: (a) Catalent Pharma Solutions, Inc. (“Issuer” and/or “Parent”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Fiscal Year Ended June 30, 2013
(Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$695.8	$1,131.0	$(26.5)	$1,800.3
Cost of products sold	(0.1)	409.8	848.5	(26.5)	1,231.7
Gross margin	0.1	286.0	282.5	—	568.6
Selling, general and administrative expenses	2.8	226.6	111.2	—	340.6
Impairment charges and (gain)/loss on sale of assets	—	3.0	2.2	—	5.2
Restructuring and other	—	6.3	12.1	—	18.4
Property and casualty (gain)/loss, net	—	—	—	—	—
Operating earnings/(loss)	(2.7)	50.1	157.0	—	204.4
Interest expense, net	173.0	0.9	29.3	—	203.2
Other (income)/expense, net	(128.6)	(131.1)	26.7	258.1	25.1
Earnings/(loss) from continuing operations before income taxes	(47.1)	180.3	101.0	(258.1)	(23.9)
Income tax expense/(benefit)	(0.4)	5.7	18.8	—	24.1
Earnings/(loss) from continuing operations	(46.7)	174.6	82.2	(258.1)	(48.0)
Net earnings/(loss) from discontinued operations, net of tax	(0.1)	(2.7)	4.0	—	1.2
Net earnings/(loss)	(46.8)	171.9	86.2	(258.1)	(46.8)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.1)	—	—	—	(0.1)
Net earnings/(loss) attributable to Catalent	(46.7)	171.9	86.2	(258.1)	(46.7)

Net earnings/(loss)	(46.8)	171.9	86.2	(258.1)	(46.8)
Other comprehensive income/(loss), net of tax	(16.8)	2.5	(52.6)	50.1	(16.8)
Comprehensive income/(loss)	(63.6)	174.4	33.6	(208.0)	(63.6)

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Fiscal Year Ended June 30, 2012
(Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$591.9	$1,127.4	$(24.5)	$1,694.8
Cost of products sold	—	337.6	823.1	(24.5)	1,136.2
Gross margin	—	254.3	304.3	—	558.6
Selling, general and administrative expenses	3.7	231.7	112.7	—	348.1
Impairment charges and (gain)/loss on sale of assets	—	(0.3)	2.1	—	1.8
Restructuring and other	—	1.8	17.7	—	19.5
Property and casualty (gain)/loss, net	—	—	(8.8)	—	(8.8)
Operating earnings/(loss)	(3.7)	21.0	180.7	—	198.0
Interest expense, net	181.9	0.7	0.6	—	183.2
Other (income)/expense, net	(142.2)	(123.8)	(260.0)	522.2	(3.8)
Earnings/(loss) from continuing operations before income taxes	(43.4)	144.1	440.1	(522.2)	18.6
Income tax expense/(benefit)	(3.0)	5.7	13.8	—	16.5
Earnings/(loss) from continuing operations	(40.4)	138.4	426.3	(522.2)	2.1
Net earnings/(loss) from discontinued operations, net of tax	—	(40.0)	(1.3)	—	(41.3)
Net earnings/(loss)	(40.4)	98.4	425.0	(522.2)	(39.2)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	—	1.2	—	1.2
Net earnings/(loss) attributable to Catalent	(40.4)	98.4	423.8	(522.2)	(40.4)

Net earnings/(loss)	(40.4)	98.4	425.0	(522.2)	(39.2)
Other comprehensive income/(loss), net of tax	(37.3)	(4.1)	(127.4)	130.3	(38.5)
Comprehensive income/(loss)	(77.7)	94.3	297.6	(391.9)	(77.7)

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Statements of Operations
For the Year Ended June 30, 2011
(Dollars in millions)

	Issuer	Guarantor	Non-Guarantor	Eliminations	Consolidated
Net revenue	$—	$490.9	$1,058.3	$(17.4)	$1,531.8
Cost of products sold	—	279.2	767.9	(17.4)	1,029.7
Gross margin	—	211.7	290.4	—	502.1
Selling, general and administrative expenses	3.9	167.9	116.5	—	288.3
Impairment charges and (gain)/loss on sale of assets	0.2	3.4	—	—	3.6
Restructuring and other	—	4.8	7.7	—	12.5
Property and casualty (gain)/loss, net	—	0.3	11.3	—	11.6
Operating earnings/(loss)	(4.1)	35.3	154.9	—	186.1
Interest expense, net	161.0	2.2	2.3	—	165.5
Other (income)/expense, net	(108.4)	(462.4)	72.7	524.1	26.0
Earnings/(loss) from continuing operations before income taxes	(56.7)	495.5	79.9	(524.1)	(5.4)
Income tax expense/(benefit)	(3.2)	3.5	23.4	—	23.7
Earnings/(loss) from continuing operations	(53.5)	492.0	56.5	(524.1)	(29.1)
Net earnings/(loss) from discontinued operations, net of tax	(0.5)	8.1	(28.6)	—	(21.0)
Net earnings/(loss)	(54.0)	500.1	27.9	(524.1)	(50.1)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	—	3.9	—	3.9
Net earnings/(loss) attributable to Catalent	(54.0)	500.1	24.0	(524.1)	(54.0)

Net earnings/(loss)	(54.0)	500.1	27.9	(524.1)	(50.1)
Other comprehensive income/(loss), net of tax	98.4	4.3	174.7	(182.9)	94.5
Comprehensive income/(loss)	44.4	504.4	202.6	(707.0)	44.4

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Balance Sheet
June 30, 2013
(Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5.3	$16.2	$84.9	$—	$106.4
Trade receivables, net	—	143.0	215.0	—	358.0
Intercompany receivables	368.7	18.8	159.6	(547.1)	—
Inventories	—	26.2	98.7	—	124.9
Prepaid expenses and other	(15.0)	57.3	46.3	—	88.6
Total current assets	359.0	261.5	604.5	(547.1)	677.9
Property, plant, and equipment, net	(0.2)	375.9	438.8	—	814.5
Other assets:
Goodwill	—	332.0	691.4	—	1,023.4
Other intangibles, net	—	92.2	280.0	—	372.2
Investment in subsidiaries	2,861.3	—	—	(2,856.1)	5.2
Deferred income taxes asset	38.3	47.5	46.4	—	132.2
Other	18.2	10.2	3.0	—	31.4
Total assets	$3,276.6	$1,119.3	$2,064.1	$(3,403.2)	$3,056.8
Liabilities and Shareholder’s Deficit
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$18.2	$6.5	$10.3	$—	$35.0
Accounts payable	—	48.9	101.9	—	150.8
Intercompany accounts payable	1,215.0	(1,219.0)	53.1	(49.1)	—
Other accrued liabilities	15.2	100.0	113.9	(4.6)	224.5
Total current liabilities	1,248.4	(1,063.6)	279.2	(53.7)	410.3
Long-term obligations, less current portion	2,590.3	25.1	41.2	—	2,656.6
Intercompany long-term debt	(169.7)	0.5	662.6	(493.4)	—
Pension liability	—	57.6	76.5	—	134.1
Deferred income taxes liability	17.9	116.0	85.2	—	219.1
Other liabilities	—	26.5	20.5	—	47.0
Shareholder’s equity/(deficit):
Total Catalent shareholder’s equity/(deficit)	(410.3)	1,957.2	898.5	(2,856.1)	(410.7)
Noncontrolling interest	—	—	0.4	—	0.4
Total shareholder’s deficit	(410.3)	1,957.2	898.9	(2,856.1)	(410.3)
Total liabilities and shareholder’s deficit	$3,276.6	$1,119.3	$2,064.1	$(3,403.2)	$3,056.8

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Balance Sheet
June 30, 2012
(Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2.7	$49.5	$86.8	$—	$139.0
Trade receivables, net	—	112.4	225.9	—	338.3
Intercompany receivables	(406.6)	1,070.5	784.7	(1,448.6)	—
Inventories	—	24.0	94.7	—	118.7
Prepaid expenses and other	19.1	32.6	57.0	—	108.7
Total current assets	(384.8)	1,289.0	1,249.1	(1,448.6)	704.7
Property, plant, and equipment, net	—	353.8	455.9	—	809.7
Other assets:
Goodwill	—	331.4	698.5	—	1,029.9
Other intangibles, net	—	104.1	313.6	—	417.7
Investment in subsidiaries	3,632.1	—	—	(3,630.5)	1.6
Deferred income taxes asset	4.0	68.0	63.2	—	135.2
Other	22.7	15.3	2.2	—	40.2
Total assets	$3,274.0	$2,161.6	$2,782.5	$(5,079.1)	$3,139.0
Liabilities and Shareholder’s Deficit
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$17.8	$7.7	$17.7	$—	$43.2
Accounts payable	—	42.6	91.6	—	134.2
Intercompany accounts payable	1,080.4	—	79.0	(1,159.4)	—
Other accrued liabilities	49.4	95.7	116.8	—	261.9
Total current liabilities	1,147.6	146.0	305.1	(1,159.4)	439.3
Long-term obligations, less current portion	2,574.1	20.9	45.3	—	2,640.3
Intercompany long-term debt	(106.5)	2.4	391.7	(287.6)	—
Pension liability	—	55.7	84.6	—	140.3
Deferred income taxes liability	9.5	107.5	102.9	—	219.9
Other liabilities	—	29.5	20.4	—	49.9
Shareholder’s equity/(deficit):
Total Catalent shareholder’s equity/(deficit)	(350.7)	1,799.6	1,832.5	(3,632.1)	(350.7)
Noncontrolling interest	—	—	—	—	—
Total shareholder’s deficit	(350.7)	1,799.6	1,832.5	(3,632.1)	(350.7)
Total liabilities and shareholder’s deficit	$3,274.0	$2,161.6	$2,782.5	$(5,079.1)	$3,139.0

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Fiscal Year Ended June 30, 2013
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities from continuing operations	$(293.2)	$218.5	$213.8	—	$139.1
Net cash provided by/(used in) operating activities from discontinued operations	—	(1.4)	—	—	(1.4)
Net cash provided by/(used in) operating activities	(293.2)	217.1	213.8	—	137.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and other productive assets	—	(76.3)	(46.2)	—	(122.5)
Proceeds from sale of property and equipment	—	0.2	2.7	—	2.9
Payment for acquisitions, net	(2.5)	—	—	—	(2.5)
Net cash provided by/(used in) investing activities from continuing operations	(2.5)	(76.1)	(43.5)	—	(122.1)
Net cash provided by/(used in) investing activities from discontinued operations	—	—	—	—	—
Net cash provided by/(used in) investing activities	(2.5)	(76.1)	(43.5)	—	(122.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	331.5	(171.8)	(159.7)	—	—
Net change in short-term borrowings	—	(0.3)	(3.6)	—	(3.9)
Proceeds from Borrowing, net	672.7	—	—	—	672.7
Payments related to long-term obligations	(696.3)	(2.2)	(10.0)	—	(708.5)
Reclassification of call premium payment	(10.8)	—	—	—	(10.8)
Equity contribution/(redemption)	1.2	—	—	—	1.2
Net cash (used in)/provided by financing activities from continuing operations	298.3	(174.3)	(173.3)	—	(49.3)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—
Net cash (used in)/provided by financing activities	298.3	(174.3)	(173.3)	—	(49.3)
Effect of foreign currency on cash	—	—	1.1	—	1.1
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	2.6	(33.3)	(1.9)	—	(32.6)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2.7	49.5	86.8	—	139.0
CASH AND EQUIVALENTS AT END OF PERIOD	$5.3	$16.2	$84.9	$—	$106.4

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Fiscal Year Ended June 30, 2012
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities from continuing operations	$(531.2)	$163.0	$455.9	$—	$87.7
Net cash provided by/(used in) operating activities from discontinued operations	—	0.2	—	—	0.2
Net cash provided by/(used in) operating activities	(531.2)	163.2	455.9	—	87.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	—	(42.3)	(61.9)	—	(104.2)
Proceeds from sale of property and equipment	—	1.3	0.9	—	2.2
Proceeds from insurance related to long lived assets	—	—	21.3	—	21.3
Payment for acquisitions, net of cash	(457.5)	—	—	—	(457.5)
Net cash provided by/(used in) investing activities from continuing operations	(457.5)	(41.0)	(39.7)	—	(538.2)
Net cash provided by/(used in) investing activities from discontinued operations	—	43.7	—	—	43.7
Net cash provided by/(used in) investing activities	(457.5)	2.7	(39.7)	—	(494.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	618.6	(147.7)	(470.9)	—	—
Net change in short-term borrowings	—	—	(2.9)	—	(2.9)
Payments related to revolver credit facility fees	(1.6)	—	—	—	(1.6)
Proceeds from Borrowing, net	393.3	—	—	—	393.3
Repayments of long-term obligations	(23.6)	(2.1)	(11.3)	—	(37.0)
Equity contribution (redemption)	1.1	—	—	—	1.1
Net cash (used in)/provided by financing activities from continuing operations	987.8	(149.8)	(485.1)	—	352.9
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—
Net cash provided by/(used in) financing activities	987.8	(149.8)	(485.1)	—	352.9
Effect of foreign currency on cash	—	—	(12.4)	—	(12.4)
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(0.9)	16.1	(81.3)	—	(66.1)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	3.6	33.4	168.1	—	205.1
CASH AND EQUIVALENTS AT END OF PERIOD	$2.7	$49.5	$86.8	$—	$139.0

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Year Ended June 30, 2011
(Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non-Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by / (used in) operating activities from continuing operations	$(557.5)	$539.7	$129.4	$—	$111.6
Net cash provided by/(used in) operating activities from discontinued operations	—	3.8	(15.7)		(11.9)
Net cash provided by / (used in) operating activities	(557.5)	543.5	113.7	—	99.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	—	(32.8)	(54.5)	—	(87.3)
Proceeds from sale of property and equipment	—	0.1	3.9	—	4.0
Net cash provided by/(used in) investing activities from continuing operations	—	(32.7)	(50.6)	—	(83.3)
Net cash provided by/(used in) investing activities from discontinued operations	—	6.8	26.1		32.9
Net cash provided by/(used in) investing activities	—	(25.9)	(24.5)	—	(50.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	464.1	(515.9)	51.8	—	—
Net change in short-term borrowings	(4.5)	—	1.2		(3.3)
Repayments of long-term obligations	(14.2)	(0.1)	(9.8)	—	(24.1)
Distribution to noncontrolling interest holder	—	—	(2.6)	—	(2.6)
Equity contribution (redemption)	3.9	—	—	—	3.9
Net cash (used in)/ provided by financing activities from continuing operations	449.3	(516.0)	40.6	—	(26.1)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—
Net cash provided by/(used in) financing activities	449.3	(516.0)	40.6	—	(26.1)

Effect of foreign currency on cash	94.1	—	(76.2)		17.9

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(14.1)	1.6	53.6	—	41.1
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	17.7	31.8	114.5	—	164.0

CASH AND EQUIVALENTS AT END OF PERIOD	$3.6	$33.4	$168.1	$—	$205.1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
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

Our management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on this assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.
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
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, Catalent hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed or disclosed to Blackstone by TRW Automotive Holdings Corp., Travelport Limited, Hilton Worldwide, Inc. and SunGard Capital Corp., SunGard Capital Corp. II and SunGard Data Systems Inc., which may be considered our affiliates.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth information about our executive officers and directors as of September 1, 2013 including their respective ages:

Name	Age	Position
John R. Chiminski	49	President & Chief Executive Officer and Director
Matthew Walsh	47	Executive Vice President and Chief Financial Officer
Scott Houlton	46	President, Development and Clinical Services
David Heyens	57	President, Oral Technologies—Softgel
Ian Muir	47	President, Oral Technologies—Modified Release Technology
Barry Littlejohns	47	President, Medication Delivery Systems
Michael Del Priore	51	Senior Vice President, Chief Information Officer
William Downie	46	Senior Vice President, Global Marketing & Sales
Sharon Johnson	49	Senior Vice President, Global Quality and Regulatory Affairs
Samrat S. Khichi	45	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Stephen Leonard	50	Senior Vice President, Global Operations
Kurt Nielsen	46	Senior Vice President, Innovation & Growth and Chief Technology Officer
Lance Miyamoto	58	Senior Vice President, Human Resources
Cornell Stamoran	45	Vice President, Strategy and Corporate Development
Charles Silvey	54	Vice President, Internal Audit & Finance Operations
Chinh E. Chu	46	Director
Michael Dal Bello	42	Director
Bruce McEvoy	36	Director
Paul Clark	66	Director
James Quella	63	Director
Melvin D. Booth	68	Director
Arthur J. Higgins	57	Director

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

Matthew Walsh has served as our Executive Vice President and Chief Financial Officer since December 2012. Previously, Mr. Walsh served as our Senior Vice President and Chief Financial Officer since April 2008. Prior to joining the Company, Mr. Walsh served as President and Chief Financial Officer of Escala Group, Inc., a global collectibles network and precious metals trader. From 1996 through 2006, Mr. Walsh held positions of increasing responsibility in corporate development, accounting and finance at diversified industrial manufacturer GenTek, Inc., culminating in his appointment as Vice President and Chief Financial Officer. Prior to GenTek, he served in corporate development and other roles in banking and the chemicals industry. Mr. Walsh received a B.S. in chemical engineering and an MBA from Cornell University and is a CFA® charter holder.

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

Michael Del Priore has served as Senior Vice President & Chief Information Officer since December 2012. Prior to Catalent, Mr. Del Priore was CIO of Church & Dwight (C&D) where he drove the alignment of IT priorities with business strategy and modernized key systems to enable the company’s global expansion and growth. Prior to C&D, Mr. Del Priore was Vice President of Global Commercial IT Operations, for Hoffman-LaRoche where he developed and led a global IT team situated in 40 countries. Mr. Del Priore holds a Bachelor’s in Business Administration from the State University of New York-Albany and an MBA in corporate finance from Pace University.

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

Sharon Johnson has served as our Senior Vice President, Global Quality and Regulatory Affairs since August 1, 2009. Previously, Ms. Johnson was most recently Vice President of Quality for GE Healthcare, Medical Diagnostics in Buckinghamshire, England. Prior to GE, she was Quality Director for Baxter Healthcare’s Europe operations for four years. Before that, she was with Rhone Poulenc Rorer as Quality Manager for Sterile Products and Microbiology in Essex, England. Earlier in her career, Ms. Johnson held Quality and Microbiology positions with Berk Pharmaceuticals in East Sussex, England and Medicines Testing Laboratory in Edinburgh, Scotland. Ms. Johnson holds a Post Graduate Diploma in Industrial Pharmaceutical Studies with Distinction from Brighton University and holds a B.S. Honours Degree in Biological Sciences/ Microbiology from North East Surrey College of Technology.

Samrat (“Sam”) Khichi has served as our Senior Vice President, General Counsel and Secretary since October 2007. In 2011 Mr. Khichi was also named Chief Administrative Officer. Previously Mr. Khichi was Counsel in the Mergers and Acquisitions and Private Equity Group at O’Melveny & Myers. Prior to O’Melveny & Myers, Mr. Khichi was appointed by President George W. Bush to serve as a White House Fellow. Prior to his appointment, Mr. Khichi was also an attorney in the Mergers and Acquisitions practice group of Shearman & Sterling and McDermott Will & Emery. Mr. Khichi’s military service includes service as an active duty field artillery officer in the U.S. Army, a reserve Lieutenant Commander, U.S. Navy and a Captain in the NJ Army National Guard. Mr. Khichi was the Deputy Director of the NY/NJ High Intensity Drug Trafficking Area while serving in NJ Army National Guard Counter Drug Program. Mr. Khichi holds a Bachelor of Science from Georgetown University, a M.B.A. from the Northwestern University’s Kellogg School of Management and a J.D. cum laude and Order of the Coif from Fordham University School of Law.

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

Michael Dal Bello has been a director since April 2007. Mr. Dal Bello is a Managing Director of The Blackstone Group, which he joined in 2002, and is actively involved in Blackstone’s healthcare investment activities. Previously Mr. Dal Bello worked at Hellman & Friedman LLC and at Bain & Company. Mr. Dal Bello received an MBA from Harvard Business School in 2002. Mr. Dal Bello currently serves on the boards of directors of Apria Healthcare Group, Biomet, Emdeon, Inc., and Vanguard Health Services.

Bruce McEvoy has been a director since April 2007. Mr. McEvoy is a Managing Director at The Blackstone Group. Before joining Blackstone in 2006, Mr. McEvoy worked as an Associate at General Atlantic from 2002 to 2004, and was a consultant at McKinsey & Company from 1999 to 2002. Mr. McEvoy received an MBA from Harvard Business School in 2006. Mr. McEvoy currently serves on the boards of directors of DJO Incorporated, GCA Services, Performance Food Group, RGIS Inventory Services, Sea World Parks and Entertainment and Vivint.

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

James Quella has been a director since December 2009. Mr. Quella was a Senior Managing Director and Senior Operating Partner in the Corporate Private Equity group of The Blackstone Group until June 30, 2013. Mr. Quella was responsible for monitoring the strategy and operational performance of Blackstone portfolio companies and providing direct assistance in the oversight of large investments. He was also a member of the firm's Private Equity Investment Committee. Currently, James serves as a Senior Advisor to the Private Equity Group of Blackstone and continues to be involved in a few key portfolio companies as a board member and executive advisor, as well as participating in selected portfolio review processes and due diligence. Prior to joining Blackstone in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners-CSFB Private Equity. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, where he served as a senior consultant to CEOs and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm. Mr. Quella received a BA in International Studies from the University of Chicago/University of Wisconsin-Madison and an MBA with dean's honors from the University of Chicago. He is also the co-author of Profit Patterns: 30 Ways to Anticipate and Profit from the Strategic Forces Reshaping Your Business. Mr. Quella has been a member of various private equity company boards and currently, in addition to Catalent, serves as a Director of Freescale Semiconductor, , Michaels Stores, Inc., and DJO Global.

Melvin D. Booth has been a director since July 2010. Most recently, Mr. Booth served as President and Chief Operating Officer of Medimmune, Inc. from 1998 through his retirement in 2003, and as a Director from 1998 through 2005. Prior to that, Mr. Booth was President, Chief Operating Officer and Director of Human Genome Sciences, Inc. from 1995 to 1998. Mr. Booth also served in a variety of senior leadership positions for Syntex Inc., including leading both Syntex Laboratories, Inc. and Syntex Pharmaceuticals Pacific. Mr. Booth also served as Lead Director for Millipore Corporation until its recent acquisition by Merck KGaA, and currently serves on the Board of Ventria BioScience, Chairman of the Board for Mallinckrodt plc, Chairman of the Board for PRA International, Inc., Chairman of the Board for ERT (Electronic Research Technologies) and as a strategic advisor in life sciences for Genstar Capital. Mr. Booth holds an undergraduate degree and an honorary Ph.D. in Science from the Northwest Missouri State University, and is a certified public accountant.

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

Director Qualifications and Board Composition

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

DIRECTOR COMPENSATION
The following table provides summary information concerning the compensation of the members of our board of directors during fiscal 2013. The compensation paid to Mr. Chiminski, who became a member of our board of directors on March 17, 2009 and is our President and Chief Executive Officer, is presented in the Summary Compensation Table and the related explanatory tables. Our President and Chief Executive Officer is generally not entitled to receive additional compensation for his services as a director.

Name	Fees Earned or Paid In Cash ($)(1)	Option Awards ($)(2)(3)	Total ($)
	(b)	(c)	(d)
Paul Clark	125,000		125,000
Bruce McEvoy (4)
James Quella (4)
Michael Dal Bello (4)
Chinh Chu (4)
Arthur Higgins	125,000		125,000
Melvin Booth	125,000		125,000

(1)	Amounts reported in column (b) reflect annual retainer fees.

(2)	None of our directors were granted options during fiscal 2013.

(3)	As of June 30, 2013, Messrs. Clark, Higgins and Booth each held 612, 725 and 725 unexercised PTS Holdings Corp. options, respectively.

(4)
Employees of The Blackstone Group and do not receive any compensation from us for their services on our board of directors. As described under “Description of Director Compensation” below, in July 2013, as a result of Mr. Quella no longer being employed with The Blackstone Group, we approved an annual retainer for him and he was awarded 660 time-based vesting options which vest 20% per year on the first five anniversaries of the grant date, subject to his continued service.

Description of Director Compensation
This section contains a description of the material terms of our compensation arrangements for Messrs. Clark, Higgins, Booth and Quella. As employees of The Blackstone Group, Messrs. Chu, Dal Bello and McEvoy do not receive any compensation from us for their services on our board of directors. All of our directors, including Messrs. Chu, Dal Bello and McEvoy, are reimbursed for the out-of-pocket expenses they incur in connection with their service as directors.
Mr. Clark. In July 2007, we approved an annual retainer of $125,000 for Mr. Clark starting in fiscal 2008. Mr. Clark was also granted an option to purchase 250 shares of common stock of PTS Holdings Corp. under the 2007 PTS Holdings Corp. Stock Incentive Plan as part of his compensation. On September 8, 2010, Mr. Clark was granted an option to purchase an additional 362 shares of common stock of PTS Holdings Corp. 100% of Mr. Clark's options are time options, and they will ordinarily become vested and exercisable in five substantially equal installments on each of the first five anniversaries of the grant date, subject to his continued provision of services. Mr. Clark's options will also become fully vested upon a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and the portion of his options that would otherwise have vested within 12 months following a termination of service without cause or due to death or disability will become vested in connection with such a termination of service. Other than the vesting terms described in this paragraph, the other terms of Mr. Clark's options are generally the same as described below for the Named Officers (other than Messrs. Chiminski and Walsh) under the heading “Description of Equity-Based Awards.”
Messrs. Higgins and Booth. In July 2010, we approved an annual retainer of $125,000 for each of Messrs. Higgins and Booth starting in fiscal 2011. Messrs. Higgins and Booth were each granted an option to purchase 725 shares of common stock of PTS Holdings Corp. on September 8, 2010 under the 2007 PTS Holdings Corp. Stock Incentive Plan as part of their compensation. 100% of Messrs. Higgins's and Booth's options are time options, and they will ordinarily become vested and exercisable in five substantially equal installments on each of the first five anniversaries of the grant date, subject to their continued provision of services. Messrs. Higgins's and Booth's options will also become fully vested upon a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and the portion of their options that would otherwise have vested within 12 months following a termination of service without cause or due to death or disability will become vested in connection with such a termination of service. Other than the vesting terms described in this paragraph, the other terms of Messrs. Higgins's and Booth's options are generally the same as described below for the Named Officers (other than Messrs. Chiminski and Walsh) under the heading “Description of Equity-Based Awards.” Mr. Higgins purchased 3,000 shares of common stock of PTS Holdings Corp. at a purchase price of $850 per share on September 13, 2010.
Mr. Quella. In July 2013, as a result of Mr. Quellas no longer being employed by The Blackstone Group 3, we approved an annual retainer for him of $125,000 starting in fiscal 2014. Mr. Quella was also granted an option to purchase 660 shares of common stock of PTS Holdings Corp. on July 11, 2013 under the 2007 PTS Holdings Corp. Stock Incentive Plan as part of his compensation. 100% of Mr. Quella's options are time options, and they will ordinarily become vested and exercisable in five substantially equal installments on each of the first five anniversaries of the grant date, subject to his continued provision of services. Mr. Quella's options will also become fully vested upon a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and the portion of his options that would otherwise have vested within 12 months following a termination of service without cause or due to death or disability will become vested in connection with such a termination of service. Other than the vesting terms described in this paragraph, the other terms of Mr. Quella's options are generally the same as described below for the Named Officers (other than Messrs. Chiminski and Walsh) under the heading “Description of Equity-Based Awards.”
EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This section contains a discussion of the material elements of compensation awarded to, earned by or paid to our President and Chief Executive Officer, our Chief Financial Officer, each of our three other most highly compensated executive officers who served in such capacities at the end of our fiscal year on June 30, 2013, collectively known as the “Named Officers.”

Our executive compensation program is determined and approved by our compensation committee. Over the course of the year our President and Chief Executive Officer provides written assessments of his performance against his specific annual performance goals and objectives to the Board of Directors at each quarterly meeting of the Board of Directors. The compensation committee takes into account the Chief Executive Officer's recommendations regarding the compensatory arrangements for our executive officers other than himself. Our President and Chief Executive Officer provided the final compensation recommendations for our Named Officers (NEOs) to the compensation committee for review and approval. The other NEOs do not have any role in determining or recommending the form or amount of compensation paid to our NEOs. Our President and Chief Executive Officer is not a member of the compensation committee.
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
“Pay for Performance.” A significant portion of each executive's compensation should be “at risk” and tied to overall company, business unit and individual performance.
Alignment with Stockholder Interests. Executive compensation should be structured to include variable elements that link executives' financial rewards to stockholder return. The equity portion of each executive's compensation should be significant.
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
Independent Compensation Consultant
As part of an executive compensation review, our compensation committee retained Compensation Advisory Partners (“CAP”) as their independent executive compensation consultant. CAP provided our compensation committee with a comprehensive competitive review of each of our executive officers' total direct compensation. CAP does not provide any other services to the Company and has not had any prior relationship with any of our executive officers.

For the review CAP developed a competitive peer group using compensation data from a combination of industry specific companies with median revenue of $2.2 billion along with a blend of general industry and industry specific survey data from several providers with revenue approximating $1.8 billion. The peer group companies consisted of the following companies:  Watson Pharmaceuticals Inc., Forest Laboratories Inc, Hospira Inc., Perrigo Co. Covenance Inc., Steris Corp., West Pharmaceuticals Services Inc., Par Pharmaceuticals Companies Inc., and Patheon Inc. The survey providers included Mercer, Towers Watson, Radford, Kenexa, and SIRS.  The peer group compensation data generally informed the compensation committee regarding competitive pay levels.
Employment Agreements
For retention purposes, we have entered into employment agreements with Messrs. Chiminski and Walsh. A full description of the material terms of these agreements is presented below in the narrative section following the Grants of Plan Based Awards in Fiscal 2013 table.
Executive Compensation Program Elements
Base Salaries
Base salaries are an important element of compensation because they provide the Named Officers with a base level of income. Generally our NEOs are eligible for an adjustment to their base salaries on an 18-month cycle. Adjustments may occur earlier or later depending on performance and market competitiveness. During fiscal 2013, in recognition of his performance, we adjusted Mr. Walsh's salary .The Summary Compensation Table below shows the base salary paid to each NEO along with base salary adjustments, in the corresponding footnotes, during fiscal 2013.
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
Fiscal 2013 MIP
A target annual bonus, expressed as a percentage of base salary, is established within certain NEO's employment agreements or offer letters and may be adjusted from time to time by the compensation committee in connection with an NEO's promotion. The MIP award, which is a cash bonus, is tied to our overall financial results (the Business Performance Factor) and a combination of individual financial and/or strategic goals appropriate for each position (the Individual Performance Factor).
In fiscal 2012, the compensation committee accepted a recommendation by the Company's senior management to make certain changes to the MIP formula for fiscal years beginning with fiscal 2013. The recommendations as they related to the executive officers were as follows: (1) the hurdle point at which the MIP pool begins to fund has been raised from 90% of achievement against financial targets to 95% achievement; and (2) the pre-established payout percentage scale has been adjusted only with respect to financial performance greater than 105% and up to 110% of financial target achievement. For fiscal year 2013, the financial performance payout percentages increased by 7.5% for each 1.0% increase in specified financial performance target attainment between 105% and 110% achievement of our financial goals. Previously, the specified financial performance payout percentages increased by 5.0% for each 1% of specified financial performance target attainment. As a result of this change in the pre-established scale, the maximum financial performance payout percentage attainable at 110% achievement of financial targets has been increased from 150% to 162.5%. The compensation committee accepted the recommendations as a way to more closely align incentive payouts with the achievement of financial targets and to enhance the value created through incremental achievement above financial targets.
The actual fiscal 2013 MIP award for the NEOs (other than Mr. Chiminski) is the product of their target annual bonus multiplied by the sum of (1) the Business Performance Factor achievement percentage (20% multiplied by the revenue payout percentage plus 60% multiplied by the internally-adjusted EBITDA payout percentage) and (2) their Individual Performance Factor achievement percentage (20% multiplied by the individual performance payout percentage). The actual fiscal 2013 MIP award for the NEOs (other than Mr. Chiminski) is capped at 150%of the NEO's target annual bonus. For Mr. Chiminski, his actual fiscal 2013 MIP award is the product of his target annual bonus multiplied by the sum of (1) the Business Performance Factor achievement percentage (25% multiplied by the revenue payout percentage plus 75% multiplied by the internally-adjusted EBITDA payout percentage) and (2) his Individual Performance Factor and cannot exceed 200% of his target annual bonus.

With respect to the NEOs, financial performance is measured 100% at the company-wide level. Financial performance relative to specified financial performance targets set by the Board of Directors determines the aggregate funding level and the Business Performance Factor for the MIP. As a result of the changes made to the MIP formula for fiscal 2013, in order for there to be any payment under the MIP, financial performance with respect to the internally-adjusted EBITDA target must meet or exceed 95% of target. If the financial performance targets set by the Board of Directors are met, the aggregate bonus pool amount will be set at 100% of the target amount in the annual operating budget and the specified financial performance target payout percentages will be set at 100%, subject to the compensation committee's discretion. If financial performance exceeds the targets, the aggregate bonus pool amount and the specified financial performance target payout percentages are increased above 100%, up to a maximum of 162.5%, based on a pre-established scale. If financial performance does not meet target, the bonus pool amount and the specified financial performance target payout percentages are decreased from 100% based on the pre-established scale. Pursuant to the pre-established scale, each 1% change in the specified financial performance results in relation to the target amount equates to a 5% change in the applicable financial performance payout percentages when the financial performance is 95% or greater up to 105%. As a result of the changes made to the MIP formula for fiscal 2013, for financial performance target attainment above 105% and up to 110% the change in financial performance payout percentage is 7.5% (for example, exceeding the financial performance target by 6% equates to a payout percentage of 145% and financial performance at 95% of the specified financial performance target equates to a payout percentage of 75%). The compensation committee has the discretion to adjust the MIP aggregate bonus pool amount and the Business Performance Factor determined by reference to the pre-established scale upwards or downwards to address special situations.
We believe that tying the NEOs' bonuses to company-wide performance goals encourages collaboration across the executive leadership team. We attempt to establish the financial performance target(s) at challenging levels that are reasonably attainable if we meet our performance objectives. For fiscal 2013, we used internally-adjusted EBITDA and revenue as measures of financial performance because we believe that they provide a reliable indicator of our strategic growth and the strength of our cash flow and overall financial results. In determining the actual Business Performance Factor, the achievement of internally-adjusted EBITDA against target is weighted 75% while the achievement of revenue against target is weighted 25%. The fiscal 2013 internally-adjusted EBITDA performance target was $436.7 million and our actual internally-adjusted EBITDA performance for fiscal 2013 was $412.7 million. The fiscal 2013 revenue performance goal was $1.9 billion and our revenue performance for fiscal 2013 was $1.8 billion. Based on this financial performance, the internally adjusted EBITDA payout percentage was 75% and the revenue payout percentage was also 75%, which therefore resulted in a Business Performance achievement percentage of 75%. The internally adjusted EBITDA shortfall was driven primarily by unforeseen key product demand fluctuations partially offset by exceptional performance leading to growth and synergistic opportunities in our other lines of business. Based on the exceptional performance in our other lines of business, the compensation committee determined to set the funding levels for the MIP at a Business Performance Factor achievement percentage of 79%, which was slightly above the achievement factor percentage based on actual performance. The Business Performance Factor determines the funding for 80% of the MIP pool.

After setting the Business Performance Factor, the compensation committee determines the actual bonuses paid to the NEOs based on an assessment of each NEO's Individual Performance Factor. Other than with respect to Mr. Chiminski, the Individual Performance Factor payout percentage (which only impacts 20% of an NEO's MIP award) can range from 0% to 150%. Mr. Chiminski's Individual Performance Factor (which is not weighted and impacts his entire MIP award) can range from 0% to 100% and is based on the compensation committee's overall assessment of his individual performance based on the achievement of his personal strategic and financial objectives that are set at the beginning of the fiscal year. For fiscal 2013, Mr. Chiminski's individual goals and objectives for his individual performance factor related to the following five areas and were assigned the following weightings: revenue and strategic growth initiatives (30%), in-organic growth initiatives (20%), cash management and margin objectives (10%), operational excellence/quality compliance objectives (20%) and Chief Executive Officer leadership and organization vitality objectives (20%). The compensation committee performs the assessment of Mr. Chiminski's Individual Performance Factor after reviewing the written assessments of his performance against his specific goals and objectives that Mr. Chiminski provides at each quarterly meeting of the Board of Directors. The Chief Executive Officer together with the Senior Vice President Human Resources performs the assessment of the other Named Officer's Individual Performance Factors and makes a recommendation to the compensation committee. The compensation committee approved the amount of each NEO's final bonus in respect of fiscal 2013 in August 2013. The annual bonus that each NEO earned in respect of fiscal 2013 is presented in the Summary Compensation Table below and is expected to be paid to our NEOs prior to October 2013.
Sign-on Bonuses
From time to time, our compensation committee may award sign-on bonuses in connection with the commencement of an NEO's employment with us. Sign-on bonuses are used only when necessary to attract highly skilled officers to the Company. Generally they are used to incentivize candidates to leave their current employers, or may be used to offset the loss of unvested compensation they may forfeit as a result of leaving their current employers. Sign-on bonuses are typically subject to a claw-back obligation if the officer voluntarily terminates his employment with us within twelve months of the employment commencement date.
Discretionary Bonuses
From time to time, our compensation committee may award discretionary bonuses in addition to any annual bonus payable under the MIP in recognition of extraordinary performance. For fiscal 2013, our compensation committee awarded Messrs. Walsh, Khichi and Leonard discretionary bonuses in recognition of their superior performance in fiscal 2013. The discretionary bonus amounts are reported in the  “Bonus” column in the Summary Compensation Table below

Long-Term Equity Incentive Awards
We believe that the NEOs' long-term compensation should be directly linked to the value we deliver to our stockholders. Equity awards to the NEOs are designed to provide long-term incentive opportunities over a period of several years. Stock options are currently our preferred equity award because the options will not have any value unless the underlying shares of common stock appreciate in value following the grant date. Accordingly, awarding stock options causes more compensation to be “at risk” and further aligns our executive compensation with the long term profitability of the Company and the creation of shareholder value. The 2007 PTS Holdings Corp. Stock Incentive Plan also permits PTS Holdings Corp. to grant other types of equity-based awards, such as restricted stock units, stock appreciation rights, restricted stock and other “full value” awards. For example, PTS Holdings Corp. granted Mr. Chiminski 3,000 restricted stock units (“RSUs”) and Mr. Walsh 500 RSUs (see “Description of Equity-Based Awards” below) to align Messrs. Chiminski's and Walsh's interests with those of our stockholders.

Another key component of our long-term equity incentive program is that NEOs and other eligible employees are provided with the opportunity to invest in the common stock of PTS Holdings Corp. on the same general terms as the Investors. We consider this investment opportunity an important part of our equity program because it encourages stock ownership and aligns the NEOs' financial interests with those of our stockholders.

The amounts of each NEO's investment opportunity and stock option and/or RSU award, as applicable, were determined based on several factors, including: (1) each NEO's position and expected contribution to our future growth; (2) dilution effects on our stockholders and the need to maintain the availability of an appropriate number of shares for option awards to less-senior employees; and (3) ensuring that the NEOs were provided with appropriate and competitive total long-term equity compensation and total compensation amounts..
Generally, options are granted to senior level officers based on their position in the Company. Historically, grants have not been made on an annual basis, and instead are made upon an executive's commencement of employment with us or when an executive receives promotions into more senior level positions. Effective June 25, 2013, the board of directors of PTS Holdings Corp. approved a new option grant framework pursuant to which employees who are holders of options to acquire shares of PTS Holdings Corp. common stock will be eligible for new biennial option awards beginning on the fourth anniversary of the date of their original option grant. In connection with the adoption of the new option grant framework, on June 25, 2013, the board of directors of PTS Holdings Corp. granted new option awards to each of Named Officers. These new option awards were granted in recognition of the Named Officers' exceptional performance as well to continue to retain and motivate them given the extended period of time since their original option grants were made.
The options granted under the new framework are divided into two tranches for vesting purposes: one-half of the options are subject to performance-based vesting restrictions and one-half of the options are subject to exit event-based vesting restrictions. The performance-based options will vest and become exercisable on each of the first five anniversaries of the applicable vesting reference date if the Company achieves specified EBITDA performance targets (subject to a cumulative catch-up). The exit event-based options will vest and become exercisable on the date, if any, when The Blackstone Group achieves a specified multiple on its investment in us. Vesting under both the performance-based options and the exit event-based options is generally subject to continued employment with the us through the applicable vesting dates. In addition, in the event of a change of control (as defined in the 2007 PTS Holdings Corp. Stock Incentive Plan or the option agreement, as applicable) in which the exit event-based options vest, any outstanding unvested performance-based options will also vest. Unlike the terms of the option holder's existing options, the options granted under the framework have no time-vesting tranche as the compensation committee determined it was appropriate to more strongly incentivize the achievement of business goals and the creation of stockholder value under the new option framework. All other terms of the options granted under the new option framework, including any continued vesting following termination, are substantially similar to the terms of the option holder's existing options.

The number of options granted to the Named Officers during fiscal 2013 and the grant date fair value of these options as determined under FASB ASC Topic 718 are presented in the Grants of Plan-Based Awards in Fiscal 2013 table below. A description of the material terms of both the new stock option awards and the existing stock option awards is presented below under the heading “Description of Equity-Based Awards.”
Deferred Compensation Opportunity and Other Retirement Benefits
Catalent Pharma Solutions, LLC Deferred Compensation Plan
Our NEOs are eligible to participate in our 401(k) plan and our non-qualified deferred compensation plan. The non-qualified deferred compensation plan generally allows participants to defer on a pre-tax basis up to 20% of their base salaries and 100% of their annual cash bonuses. We believe that providing the NEOs with deferred compensation opportunities is a market based benefit plan necessary for us to deliver competitive benefit packages. This plan allows its participants to receive the tax benefits associated with delaying the income tax event on the compensation deferred even though our related deduction is also deferred. The non-qualified deferred compensation plan also provides for two types of discretionary company contributions to supplement the amounts deferred by the NEOs and other eligible employees, subject to certain limits. In January 2009, we elected to suspend our employer contribution and, in February 2009, we elected to suspend our matching contribution. Effective February 1, 2010, we reinstated our matching contribution based on the strength of our financial results; however we did not reinstate the employer contribution. We currently match 50% of the first 6% of eligible pay that employees contribute to the non-qualified deferred compensation plan up to the first $100,000 above the IRS qualified plan limits. The Nonqualified Deferred Compensation-Fiscal 2013 table and related narrative section below describe our non-qualified deferred compensation plan and the benefits it provides.
Chiminski RSU Bonus Election; Obligation to Purchase Common Stock
Pursuant to the terms of Mr. Chiminski's employment agreement, in addition to the shares of PTS Holdings Corp. common stock that he has already purchased, Mr. Chiminski was required to use 50% of the after-tax proceeds of any payment he received as an annual MIP bonus while employed paid in respect of fiscal 2010 or 2011, in each case, to promptly purchase shares of PTS Holdings Corp. common stock.
On June 30, 2010, we, PTS Holdings Corp. and Mr. Chiminski entered into a letter agreement, which modified certain terms of Mr. Chiminski's employment agreement. The primary purpose of the letter agreement was to provide Mr. Chiminski with a more tax-advantaged mechanism to satisfy his employment agreement obligation to purchase PTS Holdings Corp. common stock. Specifically, the letter agreement permits Mr. Chiminski to irrevocably elect on an annual basis, prior to the beginning of each fiscal year, commencing with fiscal 2011, in lieu of receiving a portion of his annual MIP bonus in cash, to receive a grant of fully vested RSUs settleable in shares of PTS Holdings Corp. common stock, which RSUs will be granted on the bonus payment date. Mr. Chiminski made such an election for fiscal 2011, and received 50% of his annual MIP bonus in respect of such fiscal year in the form of a grant of RSUs. For elections in respect of any fiscal year after fiscal 2011, Mr. Chiminski may elect to receive no less than 20% of his annual MIP bonus, if any, in the form of a grant of RSUs. The number of RSUs Mr. Chiminski receives will be based on the value of the portion of the annual MIP bonus he elects to defer into RSUs and the fair market value of a share of PTS Holdings Corp. common stock on the bonus payment date. For each of fiscal 2012, 2013 and 2014, Mr. Chiminski did not elect to receive fully vested RSUs in lieu of a portion of his annual MIP bonus.
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
Other Retirement Benefits
In addition to our 401(k) plan and non-qualified deferred compensation plan, we have three frozen defined-benefit pension plans. These pension plans were originally established by R.P. Scherer Corporation and its affiliates, which was a predecessor corporation that was acquired by Cardinal Health. In connection with the Acquisition, we agreed with Cardinal Health to assume liability for benefits provided under these pension plans, subject to receiving certain asset transfers from Cardinal Health and its benefit plans. All three plans are currently closed to new participants and frozen with respect to benefit accruals. None of the NEOs are currently eligible to participate in the frozen defined-benefit pension plans. In connection with his relocation to the U.S., we agreed to permit Mr. Downie's continued his participation in the Catalent Pharma Solutions UK Pension Plan. The Catalent Pharma Solutions UK Pension Plan is a defined contribution plan open to all employees of our Catalent Pharma Solutions Limited UK entity. The plan provides for an employer matching contribution of between 5% and 8% of eligible base salary compensation dependent upon the participant contributing between 3% and 6% of eligible base salary compensation.

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
At our discretion, we may also provide certain executives with enhancements to our existing benefits that are not available to other employees, such as relocation assistance. As part of Mr. Chiminski's amended employment contract he is eligible to receive reimbursement (on a tax grossed-up basis), on an annual basis during each calendar year of the employment term, for the reasonable cost of (1) premiums for an executive life insurance policy (not to exceed $15,000) and (2) financial services/planning (not to exceed $15,000).
Section 162(m) Not Applicable
Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for compensation over $1,000,000 paid for any year to a corporation's principal executive officer or an individual acting in such a capacity and the three most highly compensated executive officers (not including the principal executive officer or the principal financial officer). Section 162(m) of the Internal Revenue Code applies to corporations with any class of common equity securities required to be registered under Section 12 of the Exchange Act. Because we do not currently have any publicly held common stock, Section 162(m)'s restrictions do not currently apply to us.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussion with management, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended June 30, 2013.
Submitted by the Compensation Committee of our Board of Directors:
Chinh E. Chu
Michael Dal Bello
Bruce McEvoy

SUMMARY COMPENSATION TABLE
The following table provides summary information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer and each of our other NEOs.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)	Total ($)
John Chiminski	2013	850,000	—	—	2,904,100	1,550,000	—	33,047	5,337,147
President & Chief Executive Officer and Director	2012	801,923	—	—	—	2,000,000	—	63,064	2,864,987
	2011	750,000	500,000	—	—	1,500,000	—	75,096	2,825,096
Matthew Walsh	2013	611,538	114,698	—	396,825	413,344	—	10,697	1,547,102
Executive Vice President & Chief Financial Officer	2012	571,650	185,000	520,000 (3)	346,380	526,097	—	23,572	2,172,699
	2011	494,700	100,000	—	—	560,000	—	9,921	1,164,621
William Downie (7)	2013	424,398	9,480	—	257,303	254,775	—	179,183	1,125,139
Senior Vice President, Sales & Marketing	2012	385,000	—	—	—	335,520	—	178,798	899,318
Samrat Khichi	2013	439,000	85,536	—	557,712	296,325	—	10,598	1,389,171
Senior Vice President, Chief Administrative Officer and General Counsel	2012	412,192	150,000	—	—	378,310	—	10,343	950,845
	2011	386,692	100,000	—	—	352,000	—	7,821	846,513
Stephen Leonard	2013	415,000	84,960	—	270,207	280,125	—	10,759	1,061,051
Senior Vice President, Global Operations	2012	392,500	100,000	—	—	375,000	—	10,540	878,040
	2011	380,962	75,000	—	—	460,000	—	7,875	923,837

(1)
Amounts reported include any compensation an NEO elected to defer under our non-qualified deferred compensation plan. Catalent's practice is to review executive compensation on an 18 month cycle. Actual changes in compensation may occur earlier based on performance and market competitiveness. As a result, Mr. Walsh's base salary was increased from $600,000 to $625,000, effective January 1, 2013.

(2)
Amounts reported for fiscal 2013 reflect the discretionary portion of the annual MIP bonus.  Amounts reported for Messrs. Walsh, Khichi and Leonard for fiscal 2013 also represent additional discretionary bonuses awarded in recognition of their superior performance in fiscal 2013 as follows:  Mr. Walsh $100,000; Mr. Khichi $75,000; and Mr.  Leonard $75,000.

(3)
Reflects RSUs granted by PTS Holdings Corp. to Mr. Walsh on October 11, 2011 pursuant to the terms of his new employment agreement. Amounts reported for these RSUs reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(4)
Reflects options granted by PTS Holdings Corp. to the NEOs to acquire shares of PTS Holdings Corp. common stock. Except as indicated below, amounts reported reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The fair value of stock options is determined using the Black-Scholes-Merton option pricing model for service and performance based awards, and an adaptation of the Black-Scholes-Merton option valuation model, which takes into consideration the internal rate of return thresholds, for market based awards. This model adaptation is essentially equivalent to the use of path dependent-lattice model. The weighted average of assumptions used in estimating the fair value of stock options granted during each year, along with the weighted-average grant-date fair values, were as follows:

Year Ended June 30,
	2013	2012	2011
Expected volatility	30% - 31%	29% - 30%	29% - 30%
Expected life (in years)	5.82 - 6.5	6.5 - 7.5	6.5 - 7.5
Risk-free interest rates	0.3% - 1.9%	1.3% - 1.6%	2.7% - 3.2%
Dividend yield	None	None	None

The Company's expected volatility assumption is based on the historical volatility of closing share price of a comparable peer group and other factors. The expected life assumption is primarily based on the “simplified method” which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate for the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

(5)
Mr. Chiminski was required, per his employment agreement, to use 50% of the after-tax proceeds of his annual MIP bonus paid in respect of fiscal 2010 or 2011, in each case, to promptly purchase shares of PTS Holdings Corp. common stock at a purchase price of $750 or he had the ability to elect to defer a portion of his fiscal 2011 annual MIP bonus to satisfy this stock purchase requirement. Amount reported for fiscal 2011 includes an annual MIP bonus amount of $1,500,000 of which $750,000 paid in cash and 721.15 fully vested RSUs with a grant date fair value of $750,000 were awarded to Mr. Chiminski on September 16, 2011 pursuant to his election to defer 50% of his annual MIP bonus to satisfy his stock purchase requirement. Amount reported for Mr. Chiminski for fiscal 2012 reflects a correction of the original amount reported for his 2012 MIP bonus.

(6)	The supplemental table below sets forth the details of amounts reported as “All Other Compensation” for fiscal 2013.

(7)
Certain amounts in “All Other Compensation” were paid to Mr. Downie in pounds sterling. These amounts were converted to U.S. dollars at an exchange rate of 1.57 which represents the average end of month rates during our fiscal year ending June 30, 2013.

Name	Employer 401(k) Matching Contributions ($)(1)	Employer Non- Qualified Deferred Compensation Matching Contributions ($)(2)	Employer Qualified UK DC Plan Contributions ($)(3)	Car Allowance ($)(4)	Housing Allowance ($)(5)	Financial Services Reimbursement ($)(6)	Life Insurance Policy Reimbursement ($)(7)	Total ($)(8)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
John Chiminski	981	2,850				21,115	12,811	33,047
Matthew Walsh	7,500	3,196						10,696
William Downie			31,769	19,900	122,264			179,183
Samrat Khichi	7,598	3,000						10,598
Stephen Leonard	7,759	3,000						10,759

(1)	The Company's 401(k) plan provides for a 50% matching contribution on the first 6% of participants' pre-tax contributions up to IRS limits.

(2)
The Catalent Pharma Solutions, LLC Deferred Compensation Plan provides for a 50% matching contribution on the first 6% of eligible pay that employees contribute to the plan up to the first $100,000 above the IRS qualified plan limits.

(3)
On October 11, 2010, Mr. Downie transferred from Swindon U.K. to our corporate offices in the U.S. for his assignment as Senior Vice President, Global Sales & Marketing. As part of the terms of his November 18, 2010 letter agreement, Mr. Downie was allowed to maintain his continued participation in the Catalent Pharma Solutions UK Pension Plan with an employer contribution of 8%.

(4)
Per the terms of our Long-Term International Assignment Policy, if an International Assignee was provided a car or car allowance in their home country then a comparable benefit will be provided at the assignment location. Per the terms of Mr. Downie's 2010 letter agreement, he is eligible for his car and fuel allowance from the effective date of his assignment. Mr. Downie agreement was extended with the same terms in fiscal year 2013 for an additional 24 months. Mr. Downie is responsible for any tax due on the taxable portion of this benefit.

(5)
As part of Mr. Downie's relocation, the Company agreed to pay for certain housing expenses for a period of twenty-four months from the effective date of his assignment. We also paid for taxes due as a result of providing this benefit during the rental period. The amount reported in column (f) includes the Federal tax gross-up of $39,794 and state tax gross-up of $10,472.

(6)
Pursuant to the terms of Mr. Chiminski's December 2011 letter agreement, with respect to each calendar year during the employment term, he is entitled to be reimbursed by us (on a tax-grossed-up basis) for the reasonable cost of financial services/planning, subject to an aggregate cap of $15,000 for such service/planning. Mr. Chiminski received financial services/planning reimbursement in May 2013 totaling $4,195 and in March 2013 totaling $10,269. The amount in column (g) includes an aggregate tax gross-up of $6,651 with respect to Mr. Chiminski's financial services reimbursement benefit.

(7)
Pursuant to the terms of Mr. Chiminski's December 2011 letter agreement, with respect to each calendar year during the employment term, he is entitled to be reimbursed by us (on a tax-grossed-up basis) for the reasonable cost of premiums for an executive life insurance policy subject to an aggregate cap of $15,000. For fiscal year 2013, Mr. Chiminski received reimbursement in the amount of $8,775 in December 2012. The amount in column (h) includes a tax gross-up of $4,036 with respect to Mr. Chiminski's life insurance policy benefit.

(8)
In fiscal 2013, the Company also agreed to reimburse Mr. Downie $5,250, which is included in the amount reported in column (i), for miscellaneous expenses related to his children's educational needs. Mr. Downie is responsible for any tax due on the taxable portion of this benefit.

Grants of Plan-Based Awards in Fiscal 2013
The following table provides supplemental information relating to grants of plan-based awards made during fiscal 2013 to help explain information provided above in our Summary Compensation Table. This table presents information regarding all grants of plan-based awards occurring during fiscal 2013.

	Grant Date	Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John Chiminski	6/25/2013	500,000	1,000,000	2,000,000	1,000	10,000	10,000			1,310	2,904,100
Matthew Walsh	6/25/2013	206,673	459,273	688,910	136	1,367	1,367			1,310	396,825
William Downie	6/25/2013	133,313	296,250	444,375	88	886	886			1,310	257,303
Samrat Khichi	6/25/2013	148,163	329,250	493,875	192	1,921	1,921			1,310	557,712
Stephen Leonard	6/25/2013	140,062	311,250	466,875	93	931	931			1,310	270,207

(1)    Figures represent awards payable under our Management Incentive Plan (MIP). See “Compensation Discussion and Analysis-Executive Compensation Program Elements-Cash Bonus Opportunities-Annual Cash Bonus Opportunity” above for a description of our MIP.

(2)    As described in more detail under the heading “Description of Equity-Based Awards” that follows below, the option awards reported above are divided into two tranches for vesting purposes: one-half are performance-based options and one-half are exit event-based options. The performance-based and exit event-based options are reported as an equity incentive plan award in the “Estimated Future Payouts Under Equity Incentive Plan Awards” column. Threshold amount assumes that only 10% of the performance-based options vest.

(3)    The grant date fair values for the option awards granted reflect the grant date fair values computed in accordance with FASB ASC Topic 718 based upon the probable outcome of performance conditions. For a discussion of the assumptions and methodologies used to calculate the amounts reported, please see the discussion of nonqualified option awards contained in Note 13 to our Consolidated Financial Statements for the period ended June 30, 2013, included as part of this Annual Report on Form 10-K.
Summary of Certain Named Officer Employment Agreements
This section describes employment agreements in effect for our NEOs during fiscal 2013. In addition, the terms with respect to grants of RSUs and stock options described above under “Long-Term Equity Incentive Awards” are further described below for our NEOs in the section entitled “Description of Equity-Based Awards.” Severance agreements and arrangements are described below in the section entitled “Potential Payments upon Termination or Change in Control.”
Employment Agreement of John R. Chiminski
On December 12, 2011, Catalent Pharma Solutions, Inc. (the “Company”), the Company's indirect parent, PTS Holdings Corp. (“PTS”) and John Chiminski, the Company's President and Chief Executive Officer, entered into a letter agreement (the “Letter Agreement”), effective as of December 12, 2011 (the “Effective Date”), which modifies certain terms of Mr. Chiminski's employment agreement with the Company and PTS, dated February 23, 2009, as amended by the letter agreements among the Company, PTS and Mr. Chiminski, dated October 30, 2009 and June 29, 2010 (the “Employment Agreement”).
The letter agreement provides for a new three-year employment term commencing on December 12, 2011, which initial term will be automatically extended for successive one-year periods thereafter unless one of the parties provides the other with written notice of non-renewal at least sixty days prior to the end of the applicable term.
The financial terms of the letter agreement include (1) an increased annual base salary of $850,000, subject to discretionary increases from time to time and (2) continued participation in the Company's management incentive plan, with an increased target annual cash bonus amount equal to $1,000,000 and a maximum of 200% of such target amount. Any payment under the management incentive plan with respect to fiscal 2012 will be pro-rated to reflect the increase in Mr. Chiminski's target bonus amount.
In addition to the foregoing, the Company has also agreed to reimburse Mr. Chiminski (on a tax grossed-up basis), on an annual basis during each calendar year of the employment term, for the reasonable cost of (1) premiums for an executive life insurance policy (not to exceed $15,000) and (2) financial services/planning (not to exceed $15,000).
The financial terms of Mr. Chiminski's employment agreement dated February 23, 2009 included (1) a cash payment of $375,000 paid on June 30, 2010, in lieu of any annual cash bonus in respect of fiscal 2009, and (2) a cash sign-on bonus of $1,000,000 paid on his employment commencement date of which $250,000 was to be invested by Mr. Chiminski in PTS Holdings Corp. common stock at a purchase price of $1,000 per share (he invested $100,000 on his commencement date and the remaining portion was to be invested on a later date as mutually agreed upon by the parties. Mr. Chiminski was required to repay the entire portion of the sign-on bonus that was not used to purchase PTS Holdings Corp. common stock within thirty days following any termination of employment by him without good reason (and not due to death or disability) or by PTS Holdings Corp. or us for cause, in either case, prior to the second anniversary of his commencement date. In addition to the requirement to purchase $250,000 worth of PTS Holdings Corp. common stock, Mr. Chiminski was required, pursuant to his employment agreement, to use 50% of the after-tax proceeds of his annual MIP bonus paid in respect of fiscal 2010 or 2011, in each case, to promptly purchase shares of PTS Holdings Corp. common stock. Mr. Chiminski's total investment in PTS Holdings Corp. common stock is subject to a cap of $2,500,000.
On October 23, 2009, we and PTS Holdings Corp. entered into a letter agreement with Mr. Chiminski, which modified Mr. Chiminski's obligation to purchase shares of PTS Holdings Corp. common stock by reducing the purchase price from

$1,000 per share to $750 per share. This reduced purchase price was also applied to the 100 shares that he purchased on March 17, 2009. Accordingly, Mr. Chiminski was refunded $25,000 and then immediately used such amount to purchase an additional 33.333 shares of PTS Holdings Corp. common stock. On October 5, 2009, Mr. Chiminski used 50% of the after-tax proceeds of his 2009 bonus payment (which was a gross amount of $375,000) to purchase 124 shares of PTS Holdings Corp. common stock at $750 per share for $93,000. Mr. Chiminski purchased 150 shares of PTS Holdings Corp. common stock in July 2010 and an additional 500 shares in September 2010. The shares were purchased at $750 per share pursuant to the terms of the October 23, 2009 letter agreement. However, subsequent to these purchases, the Company determined that the actual market value of the shares was $850 per share as of June 30, 2011. Therefore, since the shares were purchased at a $65,000 discount to their market value, the amounts reported in the “All Other Compensation” column for fiscal year 2011 of the Summary Compensation Table reflected the compensation cost computed in accordance with FASB Topic 718 with respect to the purchases.
In addition, on June 30, 2011, we, PTS Holdings Corp. and Mr. Chiminski entered into a second letter agreement, which permits Mr. Chiminski to irrevocably elect on an annual basis, prior to the beginning of each fiscal year, in lieu of receiving a portion of his annual MIP bonus, if any, in cash, to receive a grant of fully vested RSUs settleable in shares of PTS Holdings Corp. common stock, which RSUs will be granted on the bonus payment date (see “Compensation Discussion and Analysis-Deferred Compensation Opportunity-Chiminski RSU Bonus Election”).
In addition to the foregoing, Mr. Chiminski is entitled to participate in all group health, life, disability, and other employee benefit and perquisite plans and programs in which other senior executives of Catalent generally participate.
Employment Agreement of Matthew Walsh
On October 11, 2011, we entered into a new employment agreement with Mr. Walsh, effective as of September 26, 2011. The employment agreement replaced the offer letter and severance agreement that Mr. Walsh entered into in 2008 in connection with the commencement of his employment with the Company.
The employment agreement provides for an initial term of three years commencing on September 26, 2011, which will be automatically extended for successive one-year terms thereafter unless one of the parties provides the other with notice of non-renewal.
The financial terms of the employment agreement include (1) an increased annual base salary of $600,000, effective as of September 26, 2011, subject to discretionary increases from time to time and (2) and continued participation in the Company's management incentive plan, with a target annual cash bonus amount equal to 75% of Mr. Walsh's annual base salary. Any payment under the management incentive plan with respect to fiscal 2012 will be pro-rated to reflect the increase in Mr. Walsh's annual base salary.
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
In addition to the foregoing, Mr. Walsh's employment agreement provides for the grant to Mr. Walsh, in accordance with and pursuant to the terms of the 2007 PTS Holdings Corp. Stock Incentive Plan, of 500 RSUs and non-qualified stock options to purchase 1,500 shares of PTS Holdings Corp.
A description of the terms of the awards is included below in the Description of Equity-Based Awards section.
Relocation Agreement for William Downie
In connection with Mr. Downie’s November 1, 2010 relocation assignment from our facility in Swindon, U.K. to our corporate offices in the U.S., he was afforded certain benefits for a period of 24 months from the effective date of his assignment, which were extended for an additional 24 months in fiscal year 2013, that are generally included in Catalent’s international relocation program. These benefits include shipment of household goods, eligibility to participate in Catalent’s US health and welfare benefit plans, continued participation in the Catalent Pharma Solutions UK Pension plan and the U.K. National Insurance Contribution program (the U.K. statutory retirement plan) , housing costs (grossed up for US taxes), continuation of his U.K. car allowance, and tax preparation.

Description of Equity-Based Awards
Effective June 25, 2013, the board of directors of PTS Holdings Corp. approved a new option grant framework pursuant to which employees who are holders of PTS Holdings Corp. options will be eligible for new biennial option awards beginning on the fourth anniversary of the date of their original option grant. In connection with the adoption of the new option grant framework, on June 25, 2013, the board of directors of PTS Holdings Corp. granted new option awards to each of our Named Officers in the amounts set forth in the Grants of Plan-Based Awards in Fiscal 2013 table above.
The options granted under the new framework are divided into two tranches for vesting purposes: one-half of the options are subject to performance-based vesting restrictions and one-half of the options are subject to exit event-based vesting restrictions. The performance-based options will vest and become exercisable on each of the first five anniversaries of the applicable vesting reference date if we achieve specified EBITDA performance targets (subject to a cumulative catch-up). The exit event-based options will vest and become exercisable on the date, if any, when The Blackstone Group will have received cash proceeds or marketable securities from the sale of its investment in us aggregating in excess of 2.0 times the amount of its initial investment in us. Vesting under both the performance-based options and the exit event-based options is generally subject to continued employment with us through the applicable vesting dates. In addition, in the event of a change of control (as defined in the 2007 PTS Holdings Corp. Stock Incentive Plan or the option agreement, as applicable) in which the exit event-based options vest, any outstanding unvested performance-based options will also vest. All other terms of the options granted under the new option framework, including any continued vesting following termination, are substantially similar to the terms of the option holder’s existing options, the material terms of which are described below.
In connection with the commencement of his employment, on March 17, 2009, PTS Holdings Corp. granted Mr. Chiminski 2,000 RSUs and on October 23, 2009, PTS Holdings Corp. granted Mr. Chiminski an additional 1,000 RSUs in connection with his election to participate in the option exchange offer. Subject to Mr. Chiminski's continued employment, on the applicable vesting dates 20% of the RSUs will vest on each of the first five anniversaries of the grant date. All vested RSUs will be settled on the earlier to occur of (x) the seventh anniversary of his commencement date or (y) the date that a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. occurs.
On September 18, 2009, PTS Holdings Corp. commenced an offer to all eligible option holders, including Messrs. Chiminski, Walsh, and Khichi, to exchange their existing unvested options for new options with a lower per-share exercise price and new vesting terms. The number of shares of common stock underlying the new options was either more than, less than or equal to the number of shares of common stock underlying the option holder's then-existing options. All of the option holders who were eligible for the option exchange elected to participate in the exchange and were required to enter into a new option agreement that reflected the revised terms and an amendment to their then-existing option agreement that reflected the cancellation and forfeiture of their original unvested options. The exchange offer was completed on October 23, 2009.
Mr. Downie also received a grant of options on October 23, 2009 in recognition of his promotion to Senior Vice President of Global Sales and Marketing that have the same per-share exercise price and vesting terms as the new options granted to Messrs. Walsh and Khichi in connection with the option exchange.
The options granted to Mr. Leonard in fiscal 2011 were granted in connection with his offer of employment with us and have the same per-share exercise price and vesting terms as the new options granted to Messrs. Walsh and Khichi in connection with the option exchange.
In connection with entering into Mr. Walsh's new employment agreement, on October 11, 2011, PTS Holdings Corp. granted Mr. Walsh 500 RSUs and an additional 1,500 options. Subject to Mr. Walsh's continued employment on the applicable vesting dates, the RSUs will vest as follows: 167 of the RSUs will vest on September 26, 2012, 166 of the RSUs will vest on September 26, 2013 and the remaining 166 RSUs will vest on September 26, 2014. All vested RSUs will be settled on the earlier to occur of (x) March 26, 2015 and (y) the date that a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. occurs. Similar to Mr. Walsh's previously-granted options, the additional options are divided into 3 tranches for vesting purposes: one-half of the options are subject to time-based vesting restrictions, one-sixth of the options are subject to performance-based vesting restrictions and one-third of the options are subject to exit event-based vesting restrictions. The time-based options are scheduled to vest based on a three year vesting schedule (as opposed to the five year vesting schedule that Mr. Walsh's previously-granted time-based options are subject to) and, subject to continued employment with Catalent through the applicable vesting reference dates, one-third of the options subject to time-based vesting will vest and become exercisable on each of September 26, 2012, September 26, 2013 and September 26, 2014. The performance-based vesting options are scheduled to vest and become exercisable with respect to one-sixth of the options subject to performance-based vesting on each of September 26, 2012, September 26, 2013 and September 26, 2014 (as opposed to the five year vesting schedule Mr. Walsh's previously-granted performance-based options are subject to), if Catalent achieves specified EBITDA performance targets (subject to cumulative catch-up). Similar to Mr. Walsh's existing exit options, the exit event-based vesting options will vest and become exercisable in two tiers if either the specified internal rate of return or multiple of investment targets are achieved. In the event of any termination of Mr. Walsh's employment, all unvested RSUs and options which remain outstanding will be immediately forfeited without consideration as of the termination date; however, that in the event of a termination of Mr. Walsh's employment (1) by the Company without cause, (2) by Mr. Walsh for good reason, (3) due to death or disability or (4) due to the Company's election not to extend the employment term, Mr. Walsh will be deemed vested as of the termination date in any portion of the time-based option that would have otherwise vested if he had remained employed by the Company through the first anniversary of the termination date. In the event of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C., all unvested RSUs and time-based options will become fully vested as of the change in control (or immediately prior to the change in control with respect to the options).
Each option may be exercised to purchase one share of PTS Holdings Corp. common stock at an exercise price equal to the fair market value of the underlying common stock on the grant date. Each NEO's stock option award has an ordinary term of ten years. The NEOs are not entitled to any dividends or equivalent rights on their stock option awards.
Generally all NEO's option awards, other then those granted on June 25, 2013 as part of the new option framework awards, are divided into three tranches for vesting purposes: a time option, a performance option and an exit option.
As noted above, one-half of the options are subject to time-based vesting restrictions, one-sixth of the options are subject to performance-based vesting restrictions and one-third of the options are subject to exit event-based vesting restrictions. However, to the extent any option holder had vested time options at the time of the exchange offer, the number of time options granted in the exchange offer was adjusted so that after the exchange offer one-half of the option holder's aggregate options would be time-based. The time-based options are scheduled to vest based on a five year vesting schedule. Accordingly, other than with respect to Mr. Walsh's most-recently granted options as noted above, subject to continued employment with us through the applicable vesting dates, 20% of the options subject to time-based vesting will vest and become exercisable on each of the first five anniversaries of the date of grant or vesting reference date, as applicable (or the date of commencement of employment, in the case of Mr. Chiminski). In addition, solely for Mr. Chiminski, to the extent that all or a fraction of the exit event-based vesting options vest, a proportionate amount of each tranche of unvested time-based options will vest. Subject to continued employment with us through the applicable vesting dates, the performance-based vesting options will vest and become exercisable with respect to 20% of the options subject to performance-vesting option on each of the first five anniversaries of the date of grant or vesting reference date, as applicable (which date is either before or after the end of the applicable fiscal year, depending on the grant date of the options), if we achieve specified EBITDA performance targets (subject to a cumulative catch-up). The exit event-based vesting options will vest and become exercisable in two tiers if either specified internal rate of return or multiple of investment targets are achieved as follows:

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
Except as otherwise specifically provided for in the stock option agreement, any part of a NEO's stock option award that is not vested and exercisable upon his termination of employment will be immediately cancelled. With the exception of Mr. Chiminski, any part of a NEO's stock option award that is vested upon termination of employment will generally remain outstanding and exercisable for three months after termination of employment (or, if later, until the 90th day following the date on which the options vest), although this period is extended to 12 months (or, if later, the first anniversary of the date on which the option vests) if the termination of employment is due to death or disability, and vested options will immediately terminate if the NEO's employment is terminated by us for cause. Any vested options that are not exercised within the applicable post-termination exercise window will terminate. Any part of Mr. Chiminski's stock option award that is vested upon termination of employment will generally remain outstanding and exercisable for three months after termination of employment or the date on which such portion of the option vests in the event of a termination other than a good termination or a termination by us or PTS Holdings Corp. for cause or one year after termination of employment in the case of a good termination and vested options will immediately terminate if Mr. Chiminski's employment is terminated by us or PTS Holdings Corp. for cause. Please see “Potential Payments Upon Termination or Change in Control” section below for a description of the potential vesting of the NEOs' stock option and RSU awards that may occur in connection with a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. or certain terminations of employment.

As a condition to receiving his equity-based awards, each NEO was required to enter into a subscription agreement with PTS Holdings Corp., and to become a party to PTS Holdings Corp.'s securityholders agreement. These agreements generally govern the NEO's rights with respect to any shares of PTS Holdings Corp. common stock acquired on exercise of vested stock options or settlement of RSUs, to the extent applicable. Under the subscription agreement, PTS Holdings Corp.'s and The Blackstone Group's right to repurchase shares an NEO may have acquired upon exercise of his options or settlement of RSUs, to the extent applicable, lapsed on May 7, 2012. Such repurchase right only applies to individuals who become a participant in the 2007 PTS Holdings Corp. Stock Incentive Plan on or after May 2012. Similarly, an NEO's right to require PTS Holdings Corp. to repurchase the shares he acquired upon exercise of his options or settlement of RSUs to the extent applicable, in connection with a termination of his employment due to death or disability, lapsed on May 7, 2012. Such put right only applies to individuals who become a participant in the 2007 PTS Holdings Corp. Stock Incentive Plan on or after May 2012. The purchase price for any such shares that are repurchased will be equal to the fair market value of the shares at the time of repurchase, unless the participant's employment is terminated by us for cause, in which case the purchase price will be the lower of the participant's cost or fair market value on the date of repurchase. Any repurchase rights, to the extent applicable, will terminate on the earliest to occur of (1) a qualified public offering of PTS Holdings Corp. or BHP PTS Holdings L.L.C., (2) the occurrence of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. and (3) the fifth anniversary of the grant date (the “Lapse Date”). The subscription agreement also contains certain restrictive covenants. While employed and for one year following their termination of employment, NEOs are prohibited from competing with us and from soliciting our employees, consultants and certain actual and prospective clients. The subscription agreement also contains an indefinite restriction on the NEO's disclosure of our confidential information. If an NEO materially breaches any of these restrictive covenants and is unable to cure the breach, we have the right to “clawback” and recover any gains the Named Officer may have realized with respect to his shares (and with respect to Mr. Chiminski only the shares acquired upon exercise of the options or settlement of RSUs). The securityholders agreement generally restricts individuals who become a participant in the 2007 PTS Holdings Corp. Stock Incentive Plan on or after May 2012 from transferring any shares of PTS Holdings Corp. common stock they hold until the Lapse Date. These transfer restrictions do not apply to any permitted transfers to the NEOs' family members, or to transfers in connection with a transaction or transactions where the “tag along” or “drag along” rights provided in the securityholders agreement would apply. Transfer restrictions that applied to the NEO lapsed on May 7, 2012. Following May 7, 2012, for the NEOs, and the Lapse Date, for individuals who become participants in the 2007 PTS Holdings Corp. Stock Incentive Plan on or after May 2012, and prior to a qualified public offering of PTS Holdings Corp. or BHP PTS Holdings L.L.C., PTS Holdings Corp. has certain rights of first refusal, which permit it (or a third party) to purchase any shares a Named Officer wishes to transfer instead of the NEO's intended transferee.
Each NEO's equity-based award was granted under, and is subject to the terms of, the 2007 PTS Holdings Corp. Stock Incentive Plan. On September 8, 2010, this plan was amended to increase the total number of shares that may be issued under the plan to account for the granting of RSUs and the October 2009 option exchange. In addition, effective June 25, 2013, the board of directors of PTS Holdings Corp. approved, and a majority of the stockholders of PTS Holdings Corp. subsequently approved by written consent, Amendment No. 2 to the 2007 PTS Holdings Corp. Stock Incentive Plan, which increased the total number of shares of PTS common stock available for issuance under the plan from 81,407 to 104,114 shares. The increase in the number of shares available for issuance under the plan was implemented in connection with the Company's newly approved option grant framework discussed above.
This plan is currently administered by PTS Holding Corp.'s board of directors, and the board has the ability to interpret and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding stock options to reflect any change in the outstanding common shares of PTS Holdings Corp. by reason of a reorganization, recapitalization, share dividend or similar transaction, and making provision to ensure that participants satisfy any required withholding taxes.
The following table provides information regarding outstanding equity awards held by each NEO as of June 30, 2013.

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL-YEAR END

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares of Units of Stock that Have Not Vested (#)(3)	Market Value of Shares or Units of Stock that Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards or Payout Value of Unearned Shares, Units or Other Rights That have not Vested ($)
(a)		(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John Chiminski	6/25/2013			10,000	1,310	6/25/2023
	10/23/2009	5,400	2,700	5,400	750	10/23/2019	—	—	—	—
	3/17/2009						400	524,000
	10/23/2009						400	524,000
Matthew Walsh	6/25/2013			1,367	1,310	6/25/2023
	10/11/2011	333	500	667	1,040	10/11/2021	—	—	—	—
	10/11/2011						332	434,920
	10/23/2009	1,441	693	1,599	750	10/23/2019	—	—	—	—
	4/17/2008	267	—	—	1,000	4/17/2018	—	—	—	—
William Downie	6/25/2013			886	1,310	6/25/2023
	10/23/2009	1,200	600	1,200	750	10/23/2019	—	—	—	—
Samrat Khichi	6/25/2013			1,921	1,310	6/25/2023
	10/23/2009	1,120	547	1,200	750	10/23/2019	—	—	—	—
	11/27/2007	133	—	—	1,000	11/27/2017	—	—	—	—
Stephen Leonard	6/25/2013			931	1,310	6/25/2023
	10/23/2009	1,600	800	1,600	750	10/23/2019	—	—	—	—

(1)
The number of outstanding time-vesting and performance-vesting options vested and exercisable are reported in column (b) above. Unvested outstanding time options are reported in column (c) above and ordinarily become vested pursuant to the vesting schedule for time options described in the “Description of Equity-Based Awards” section above. Unvested outstanding performance options and exit options are reported in column (d) above and ordinarily become vested pursuant to the vesting schedule for performance options and exit options, as applicable, described in the “Description of Equity-Based Awards” section above. Other than with respect to the options granted to Mr. Walsh in fiscal 2012, which have a vesting reference date, all vesting of options granted to the NEOs occurs on the applicable anniversary of the grant date. The first 20% of the performance-based options granted in fiscal 2010 vested on October 23, 2010, the second 20% vested on October 23, 2011, the third 20% vested on October 23, 2012, and none of the outstanding performance exit options have vested. As described in the “Potential Payments Upon Termination or Change in Control” section below, all or a portion of each option grant may vest earlier in connection with a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. or certain terminations of employment.

(2)
The expiration date shown is the normal expiration date occurring on the tenth anniversary of the grant date. Options may terminate earlier in certain circumstances, such as in connection with a NEO's termination of employment or in connection with certain corporate transactions, including a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C.

(3)
The number of outstanding RSUs reported for Mr. Chiminski in column (g) above represents two separate grants: 2,000 RSUs granted on March 17, 2009 and 1,000 RSUs granted on October 23, 2009. Each RSU grant vests 20% per year from the date of grant, subject to the executive's continued employment through the applicable vesting date. Once vested, the RSUs will be settled on the earlier to occur of (1) the seventh anniversary of Mr. Chiminski's employment commencement date (March 17, 2009), or (2) the date a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. occurs. For Mr. Walsh, the number of outstanding RSUs in column (g) above represents 500 RSUs granted on October 11, 2011. The RSUs for Mr. Walsh will vest as follows: 166 RSUs will vest on September 26, 2013; and 166 RSUs will vest on September 26, 2014, subject to the executive's continued employment through the applicable vesting date. Once vested, the RSUs will be settled on the earlier of (i) March 26, 2015 or (ii) the date of a change in control.

(4)	Based upon a market value of $1,310 per share as of June 30, 2013.

Option Exercises and Stock Vested in Fiscal 2013
On March 17, 2013, Mr. Chiminski vested in an additional 20% of the 2,000 RSUs granted to him on March 17, 2009 and on October 23, 2012, he vested in an additional 20% of the 1,000 RSUs granted to him on October 23, 2009. The following table provides information regarding this vesting. During fiscal 2012, the other NEOs did not exercise any options or similar instruments or vest in any stock or similar instruments.

	Option Awards		Stock Awards (1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
(a)	(b)	(c)	(d)	(e)
John Chiminski	—	—	600	780,000
Matthew Walsh	—	—	167	217,100
William Downie	—	—	—	—
Stephen Leonard	—	—	—	—
Samrat Khichi	—	—	—	—

(1)
For Mr. Chiminski the vested shares includes the vesting of 200 RSUs on October 23, 2012 with a value realized on vesting of $260,000 that were originally granted on October 23, 2009 and the vesting of 400 RSUs on March 17, 2013 with a value realized on vesting of $520,000 that were originally granted on March 17, 2009. The 200 RSUs that vested on October 23, 2012 and the 400 RSUs that vested on March 17, 2013 will be settled on the earlier to occur of (1) the seventh anniversary of Mr. Chiminski's employment commencement date (March 17, 2009), or (2) the date a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. occurs. For Mr. Walsh the vested shares include the vesting of 167 RSUs on September 26, 2012 with a value realized on vesting of $217,100. These vested RSUs will be settled on the earlier to occur of (x) March 26, 2015 and (y) the date that a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. occurs.

(2)	Based on a market value of $1,300 per share on September 26, 2012, October 23, 2012 and March 17, 2013, the applicable vesting dates.
Non-qualified Deferred Compensation-Fiscal 2013
The following table provides information regarding contributions, earnings and balances for our NEOs under our deferred compensation plan

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(3)	Aggregate Earnings in Last FY ($)(4)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)(5)
(a)	(b)	(c)	(d)	(e)	(f)
John Chiminski
Deferred Compensation	110,500	2,850	23,754	—	219,122
Vested but Undelivered RSUs (2)	780,000	—	29,212	—	3,826,707
Total	890,500	2,850	52,966	—	4,045,829
Matthew Walsh
Deferred Compensation	95,418	3,196	53,716	—	478,454
Vested but Undelivered RSUs (2)	217,100	—	1,670	—	218,770
Total	312,518	3,196	55,386	—	697,224
William Downie
Deferred Compensation	—	—	—	—	—
Samrat Khichi
Deferred Compensation	28,535	3,000	20,292	—	153,037
Stephen Leonard
Deferred Compensation	24,900	3,000	8,416	—	75,979

(1)	The amounts under “Deferred Compensation” are reported as compensation for fiscal 2013 under “Salary” in the Summary Compensation Table.

(2)
The amount reported for Mr. Chiminski in column (b) reflects the value of 600 vested and undelivered RSUs as of the vesting date of which 200 RSUs vested on October 23, 2012 and 400 RSUs vested on March 17, 2013. The 200 RSUs that vested on October 23, 2012 and the 400 RSUs that vested on March 17, 2013 will be settled on the earlier to occur of (1) the seventh anniversary of Mr. Chiminski's employment commencement date (March 17, 2009), or (2) the date a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. occurs. The amount reported for Mr. Walsh in column (b) reflects the value of 167 vested and undelivered RSUs as of the September 26, 2012 vesting date . The 167 RSUs that vested on September 26, 2012 will be settled on the earlier to occur of (x) March 26, 2015 and (y) the date that a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. occurs.

(3)	Amounts reported for Messrs. Chiminski, Walsh, Khichi and Leonard are reported as compensation for fiscal 2013 under “All Other Compensation” in the Summary Compensation Table.

(4)
Amount reported for Mr. Chiminski under “Vested but Undelivered RSUs” reflects the increase in fair market value between October 23, 2012 and June 30, 2013 with respect to 200 of the vested RSUs reported in column (b), and between March 17, 2013 and June 30, 2013 with respect to the 400 RSUs reported in column (b). Amount reported also reflects the increase in fair market value between July 1, 2012 and June 30, 2013 with respect to the 400 RSUs that vested on March 17, 2010 and that were reported in column (b) in the fiscal 2010 Non-Qualified Deferred Compensation Table and 600 RSUs in which 200 vested on October 23, 2010 and 400 vested on March 17, 2011 and that were reported in column (b) in the fiscal 2011 Non-Qualified Deferred Compensation Table and 600 RSUs in which 200 vested on October 23, 2011 and 400 vested on March 17, 2012 and that were reported in column (b) in the fiscal 2012 Non-Qualified Deferred Compensation Table and the 721.15 RSUs which were fully vested on the grant date of September 16, 2011 pursuant to Mr. Chiminski's election to defer 50% of his annual MIP bonus for fiscal 2011 to satisfy his stock purchase requirement for fiscal year 2011 and that were reported in column (b) in the fiscal 2012 Non-Qualified Deferred Compensation Table. Amount reported for Mr. Walsh under “Vested but Undelivered RSUs” reflects the increase in fair market value between September 26, 2012 and June 30, 2013 with respect to the 167 vested RSUs reported in column (b). The amounts reported are not considered compensation reportable in the Summary Compensation Table.

(5)
Includes $70,616 previously reported as compensation to Mr. Chiminski in the columns “Salary” and “All Other Compensation” in the Summary Compensation Table in previous years. Includes $260,924 previously reported as compensation to Mr. Walsh in the columns “Salary” and “All Other Compensation” in the Summary Compensation Table in previous years. Includes $80,633 previously reported as compensation to Mr. Khichi in the columns “Salary” and “All Other Compensation” in the Summary Compensation Table in previous years. Includes $35,031 previously reported as compensation to Mr. Leonard in the columns “Salary” and “All Other Compensation” in the Summary Compensation Table in previous years. Aggregate balance for Mr. Chiminski under “Vested but Undelivered RSUs” reflects the value of 2,921.15 RSUs as of June 30, 2013 based upon a market value of $1,310 per share as of such date. 2,200 of these RSUs were previously reported as “Stock Awards” in the Summary Compensation Table and with respect to the 721.15 fully vested RSUs granted to Mr. Chiminski pursuant to his election to defer 50% of his annual MIP bonus for fiscal 2011, $750,000 has been previously reported in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table. Aggregate balance for Mr. Walsh under “Vested but Undelivered RSUs” reflects the value of 167 RSUs as of June 30, 2013 based upon a market value of $1,310 per share as of such date. These RSUs were previously reported as “Stock Awards” in the Summary Compensation Table.
Non-qualified Deferred Compensation Plan
We offer a non-qualified deferred compensation plan for a select group of our management. Eligible employees selected to participate in the plan may elect to defer between 1% and 20% of eligible compensation into the plan each year. Eligible compensation is defined as base salary, Management Incentive Plan bonus, commissions and other bonus amounts. We will provide a matching contribution on base salary only for all participants with the exception of sales people who are eligible to receive a company matching contribution on base salary, bonuses and commissions. Any income attributable to stock options or other equity-based awards is not eligible for deferral. Participating directors may elect to defer between 20% and 100% of their fees for service on our board of directors (including meeting fees) into the plan each year. In our discretion, each year we may elect to make certain company contributions to participants in the plan; however, the plan does not require us to make any such contributions. Company contributions can be either matching contributions or contributions equal to a percentage of a participant's compensation (regardless of the amount deferred) which includes a contribution designed to supplement social security benefits. Any such contributions, however, are generally only made with respect to the first $100,000 of a participant's compensation in excess of the annual compensation limit under the Internal Revenue Code for each year (the limit is $255,000 for calendar year 2013). Participants are always 100% vested in their elective deferrals, and in any company matching contributions (including related earnings in each case). Participants become vested in other company contributions and related earnings after three years of service with us or upon retirement, death, total disability or a change in control of us.
Under the plan, we have the discretion to either credit participants' deferrals with a hypothetical earnings rate, or to credit the deferrals with earnings and/or losses based on the deemed investment of the deferrals in investment alternatives selected by us, which investment alternatives generally include the investment funds available under our 401(k) plan. During fiscal 2012, participants were permitted to select the investment alternatives in which they wanted their deferrals to be deemed to be invested and were credited with earnings and/or losses based on the performance of the relevant investments. During fiscal 2013, the returns for the investment funds in which participating NEOs, Messrs. Chiminski, Walsh, Khichi, and Leonard notionally invested their deferrals were 20.6%, 14.5%, 17.6% , and 16.3%, respectively. Participants were able to change the investment elections for their deferrals on a daily basis during fiscal 2012. Participants' deferrals are paid out in a lump-sum on the 15th day of the month immediately following the month during which the six month anniversary of the participant's separation from service (other than due to death) with us (within the meaning of Section 409A of the Internal Revenue Code) occurs. In the event of the death of a participant prior to the commencement of the distribution of benefits under the plan, such benefits will be paid no later than the later of (x) December 31 of the year in which the participant's death occurs and (y) ninety days following the date of the participant's death. Participants may also elect to receive a payout of their deferrals in annual installments over a period of five or 10 years after their separation from service (including death), although notwithstanding any such elections, deferrals will be paid in a lump-sum in connection with a participant's separation from service within two years following a change in control of us. Participants may also elect to receive a payout in connection with an unforeseeable emergency, in accordance with the requirements of Section 409A of the Internal Revenue Code. Salary deferrals, company contributions and any applicable gains are held in a “rabbi” trust. “Rabbi” trust assets are ultimately controlled by us. Operating the deferred compensation plan this way is required by federal tax law in order to defer the taxation benefits from the plan until they are paid to the participants.
Potential Payments Upon Termination or Change in Control
The following section describes the payments and benefits that may become payable to the NEOs in connection with their termination of employment and/or a change in control. All such payments and benefits will be paid or provided by us or PTS Holdings Corp. For purposes of this section, we have assumed that (1) the price per share of PTS Holdings Corp.'s common stock on June 28, 2013, the last business day of fiscal 2013 is equal to its fair market value as determined in good faith by the board of directors of PTS Holdings Corp. because there has never been a public market for the common stock of PTS Holdings Corp., (2) PTS Holdings Corp. does not exercise any discretion to accelerate the vesting of outstanding options or restricted stock units in connection with a change in control of us and (3) the value of any stock options that may be accelerated is equal to the full value of such awards (i.e., the full “spread” value for stock options on June 28, 2013). The 2007 PTS Holdings Corp. Stock Incentive Plan gives the PTS Holdings Corp. board of directors' considerable discretion with respect to the treatment of outstanding options and restricted stock units in the event of a change in control. If the PTS Holdings Corp. board of directors exercised its discretion to fully vest outstanding options and RSUs, the NEOs may receive benefits in addition to those described below.
In addition to the amounts presented below, the NEOs will also be entitled to the benefits quantified and described under the “Non-Qualified Deferred Compensation-Fiscal 2013” section above. Please see “Compensation Discussion and Analysis-Current Compensation Program Elements-Severance and Other Benefits” for a discussion of how the amounts of the payments and benefits presented below were determined.
Mr. Chiminski
Mr. Chiminski's employment agreement, the 2007 PTS Holdings Corp. Stock Incentive Plan and the related stock option agreement and restricted stock unit agreements each provide for certain benefits to be paid to him upon termination under the terms described below. If Mr. Chiminski's employment terminates due to his disability or death, he would be entitled to (1) a pro-rata portion of any annual cash bonus he would have earned for the year of termination and (2) accelerated vesting of the portion of his time vesting options and restricted stock units that would otherwise have vested within 12 months following his termination of employment. In addition, Mr. Chiminski will retain the opportunity through the ten year term to vest, subject only to attaining the specified internal rate of return or multiple of investment targets, in a portion of the unvested exit options equal to a fraction, the numerator of which is the number of days elapsing from his commencement date through the termination date and the denominator of which is the number of days elapsing from his commencement date through the date of the event that triggers additional exit option vesting. Any pro-rata bonus payment would have been paid in a lump-sum within two and one-half (2-1/2) months after the end of the fiscal year in which Mr. Chiminski's termination of employment occurred. Should Mr. Chiminski's employment terminate due to death, his beneficiaries would also be entitled to a death benefit equal to 1.5 times his base salary ($1,275,000) under a company provided group life insurance benefit program which covers all eligible active employees.
The employment agreement provides that upon any good termination or due to Mr. Chiminski's election not to extend the term, he will be entitled to receive a pro-rata portion of any annual cash bonus he would have earned for the year of termination based on Catalent's actual performance in respect of the full fiscal year in which Mr. Chiminski's employment terminates.
The employment agreement further provides that if Mr. Chiminski's employment is terminated by Catalent or PTS Holdings Corp. without cause, by Mr. Chiminski for good reason or due to Catalent's or PTS Holdings Corp.'s election not to extend the term, then, subject to his execution, delivery and non-revocation of a release of claims with respect to Catalent and its affiliates, Mr. Chiminski will be entitled to receive, in addition to certain accrued amounts and a pro-rata bonus, as discussed above, an amount equal to two times the sum of (x) Mr. Chiminski's annualized then-current base salary (which salary, for purposes of calculating severance amounts, will in no event be less than $850,000) and (y) his annual target bonus, payable in equal monthly installments over a two year period; provided, however, that if such termination occurs within the two year period following a change in control such payment will instead be made in a single lump sum payment within thirty days following the termination date. Notwithstanding the foregoing, Catalent's obligation to make such payments will cease in the event of a material breach by Mr. Chiminski of the restrictive covenants contained in the employment agreement (described below), if such breach remains uncured for a period of ten days following written notice of such breach. Pursuant to the terms of the employment agreement, Mr. Chiminski is subject to a covenant not to (x) compete with us while employed and for one year following his termination of employment for any reason and (y) solicit our employees, consultants and certain actual and prospective clients while employed and for two years following his termination of employment for any reason, in each case, subject to certain specified exclusions. The employment agreement also contains a covenant not to disclose confidential information, an assignment of property rights provision and customary indemnification provisions.

In addition to the payments described above, if Mr. Chiminski's employment is terminated by Catalent or PTS Holdings Corp. without cause, by Mr. Chiminski for good reason or due to Catalent or PTS Holdings Corp.'s election not to extend the term, Mr. Chiminski (and his spouse and eligible dependents, to the extent applicable) will also be entitled to continued participation in Catalent's group health plans for up to two years (for the final 6 months of this period if coverage can not be continued he will be paid an amount on a grossed up basis for the company's cost of such coverage).
At the end of fiscal 2013, Mr. Chiminski would have had a good reason to terminate employment if any of the following had occurred without his consent: (a) any material diminution in his duties, authorities, or responsibilities, or the assignment to him of duties that are materially inconsistent with, or that significantly impair his ability to perform, his duties as Chief Executive Officer of PTS Holdings Corp. or us; (b) any material adverse change in his positions or reporting structures, including ceasing to be the Chief Executive Officer of PTS Holdings Corp. or us or ceasing to be a member of the board of directors of PTS Holdings Corp. or our board of directors; (c) any reduction in his base salary or target annual bonus opportunity (other than a general reduction in base salary or target annual bonus opportunity that affects all members of senior management proportionately); (d) any material failure by us to pay compensation or benefits when due under his employment agreement; (e) any relocation of our principal office or of his principal place of employment to a location more than 50 miles from its location in Somerset, New Jersey, as of his commencement date; or (f) any failure by PTS Holdings Corp. or us, as applicable, to obtain the assumption in writing of its obligation to perform his employment agreement by any successor to all or substantially all of the assets of PTS Holdings Corp. or us, as applicable. No termination of his employment based on a specified good reason event will be effective as a termination for good reason unless (x) Mr. Chiminski gives notice to PTS Holdings Corp. and us of such event within 90 days after he learns that such event has occurred (or, in the case of any event described in clauses (e) or (f), within 30 days after he learns that such event has occurred), (y) such good reason event is not fully cured within 30 days after such notice, and (z) Mr. Chiminski's employment terminates within 60 days following the end of the cure period.
In the event of any termination of Mr. Chiminski's employment other than a good termination, all unvested RSUs and options which remain outstanding will be immediately forfeited without consideration as of the termination date. In the event of a good termination, Mr. Chiminski will be deemed vested as of the termination date in any portion of the RSUs and time options that would have otherwise vested if he had remained employed by us or PTS Holdings Corp. through the first anniversary of the termination date and he will also retain the opportunity through the ten year term to vest, subject only to attaining the specified internal rate of return or multiple of investment targets, in a portion of the unvested exit options equal to a fraction, the numerator of which is the number of days elapsing from his commencement date through the termination date and the denominator of which is the number of days elapsing from his commencement date through the date of the event that triggers additional exit option vesting.
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
In the event of a change of control in which the exit event-based options granted under the new framework vest, any outstanding unvested performance-based options will also vest.
Unless otherwise specifically provided for in the stock option agreement, any options that are not vested and exercisable upon Mr. Chiminski's termination of employment will be immediately cancelled. Any options that are vested upon a good termination will remain outstanding and exercisable generally for one year from the termination date or the date on which the option became vested, as applicable, although the period is reduced to 90 days in the case of a termination of employment that is not a good termination and vested options will terminate immediately if Mr. Chiminski's employment is terminated by PTS Holdings Corp. or us for cause. Any vested options that are not exercised within the applicable post-termination exercise period will terminate.
All shares of PTS Holdings Corp. common stock acquired by Mr. Chiminski, including without limitation, shares settled following vesting of the RSUs and shares acquired upon the exercise of the options will be subject to the terms of a subscription agreement. In addition, in connection with the purchase of the shares of PTS Holdings Corp. common stock and the grant of the RSUs and options, Mr. Chiminski became a party to PTS Holdings Corp. securityholders agreement. These documents generally govern Mr. Chiminski's rights with respect to all such shares.
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

The following table lists the payments and benefits that would have been triggered for Mr. Chiminski under the circumstances described below assuming that the applicable triggering event occurred on June 28, 2013.

Triggering Event	Value of Option/RSU Acceleration (1)	Value of Base Salary and Target Bonus Payment (2)	Value of Continued Benefits Participation (3)	Total ($)
Death or Disability	1,542,000			1,542,000
Termination by Us Without Cause or by Mr. Chiminski for Good Reason	1,542,000	3,700,000	22,791	5,264,791
Change in Control	2,560,000			2,560,000
Death or Disability Within Six months Prior to a change in Control	2,560,000			2,560,000
Termination by Us Without Cause or by Mr. Chiminski for Good Reason in Connection With a Change in Control	2,560,000	3,700,000	22,791	6,282,791

(1)
The amounts reported represent partial or full accelerated vesting of RSUs and options and are based on PTS Holdings Corp.'s common stock having a fair market value of $1,310 per share on June 28, 2013. The amounts reported reflect the “spread” value of $560 per share for the options granted on October 23, 2009 with an exercise price of $750 and no “spread” value for the options granted on June 25, 2013 with an exercise price of $1,310, in each case representing the difference between the fair market value and the exercise price. Amounts reported assume that the exit event options do not vest upon a change in control.

(2)	The amount reported consists of two times the sum of Mr. Chiminski's annual salary and target annual MIP bonus.

(3)
The amount reported represents income attributable to the health care premiums paid by the Company with respect to Mr. Chiminski's participation in our employee benefit plans for a two year period. Mr. Chiminski would also be entitled to be paid out for any unused paid time off days accrued during 2013 and up to five unused days from the prior year.

Mr. Walsh
On October 11, 2011, PTS Holdings Corp. and Mr. Walsh entered into an employment agreement which replaced the offer letter and severance agreement that Mr. Walsh entered into in 2008 in connection with the commencement of his employment with the Company. Mr. Walsh's employment agreement, the 2007 PTS Holdings Corp. Stock Incentive Plan and the related stock option agreement and RSU agreements each provide for certain benefits to be paid to him upon termination.
The employment agreement also provides that if Mr. Walsh's employment is terminated by the Company without cause, due to death or disability, by Mr. Walsh for good reason or due to the Company's election not to extend the term, then Mr. Walsh will be entitled to receive, in addition to certain accrued amounts, a pro-rated annual cash bonus. In addition, if Mr. Walsh's employment is terminated by Catalent without cause (other than by reason of death or disability), by Mr. Walsh for good reason, or due to Catalent's election not to extend the term, Mr. Walsh will also be entitled to receive, an amount equal to two (2) times the sum of (x) Mr. Walsh's then annualized base salary and (y) his target bonus (75%), payable in equal monthly installments over a two-year severance period.
In addition to the payments described above, if Mr. Walsh's employment is terminated by Catalent without cause, by Mr. Walsh for good reason or due to Catalent's election not to extend the term, Mr. Walsh (and his spouse and eligible dependents, to the extent applicable) will also be entitled to continued participation in Catalent's group health plans for up to two years (for the final 6 months of this period, if coverage can not be continued he will be paid an amount on a grossed up basis for the company's cost of such coverage).
At the end of fiscal 2013, Mr. Walsh would have had a good reason to terminate employment if any of the following had occurred without his consent, (1) any substantial diminution in his position or duties, adverse change in reporting lines, up and down, or the assignment to him of duties that are materially inconsistent with his position, (2) any reduction in his base salary, (3) any failure of Catalent to pay compensation or benefits when due, (4) Catalent's failure to provide him with an annual bonus opportunity that is at the same level as established in his offer letter, dated February 29, 2008, or (5) he is required to move his principal business location more than fifty (50) miles. No termination of Mr. Walsh's employment based on a specified good reason event will be effective as a termination for good reason unless (x) he gives notice to Catalent of such event within thirty (30) days after he learns that such event has occurred, (y) such good reason event is not fully cured within thirty (30) days after such notice (such period, the “Cure Period”), and (z) his employment terminates within sixty (60) days following the end of the Cure Period.

In the event of any termination of Mr. Walsh's employment, all unvested RSUs and options which remain outstanding will be immediately forfeited without consideration as of the termination date; however, that in the event of a termination of Mr. Walsh's employment (1) by the Company without cause, (2) by Mr. Walsh for good reason, (3) due to death or disability or (4) due to the Company's election not to extend the employment term, Mr. Walsh will be deemed vested as of the termination date in any portion of the time-based option that would have otherwise vested if he had remained by the Company through the first anniversary of the termination date. In the event of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C., all unvested RSUs and time-based Options will become fully vested as of the change in control (or immediately prior to the change in control, with respect to the options).
In the event of a change of control in which the exit event-based options granted under the new framework vest, any outstanding unvested performance-based options will also vest.

The following table lists the payments and benefits that would have been triggered for Mr. Walsh under the circumstances described below assuming that the applicable triggering event occurred on June 28, 2013.

Triggering Event	Value of Option/RSU Acceleration (1)	Value of Base Salary and Target Bonus Payment (2)	Value of Continued Benefits Participation (3)	Total ($)
Death or Disability	261,589			261,589
Termination by Us Without Cause or by Mr. Walsh for Good Reason	261,589	2,187,500	22,791	2,471,880
Change in Control	903,340			903,340

(1)
The amounts reported are based on PTS Holdings Corp.'s common stock having a fair market value of $1,310 per share on June 28, 2013. The amounts reported reflect the “spread” value of the options of $560 per share for the options granted on October 23, 2009, $270 per share for the options granted on October 11, 2011 and no “spread” value for options granted on June 25, 2013, in each case representing the difference between the fair market value and the exercise price. Amounts reported assume that the exit event options do not vest upon a change in control. The amount reported for Mr. Walsh for a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C. also includes the vesting of 332 RSUs having a fair market value of $1,310 per p;share on June 28, 2013.

(2)	The amount reported for Mr. Walsh represents the two times the sum of (x) Mr. Walsh's current base salary and (y) his target annual cash bonus.

(3)
Per Mr. Walsh's employment agreement which became effective on September 26, 2011, the amount for Mr. Walsh includes 18 months of coverage plus 6 months (on a tax grossed-up basis). Mr. Walsh would also be entitled to be paid out for any unused paid time off days accrued during 2013 and up to five unused days from the prior year.

Messrs. Downie, Khichi, and Leonard
Messrs. Downie, Khichi, and Leonard were not covered by employment agreements at the end of fiscal 2013. However, Mr. Downie's, Mr. Khichi's and Mr. Leonard's severance agreements, the 2007 PTS Holdings Corp. Stock Incentive Plan, and the related stock option agreements provide for certain benefits to be paid to each of them if their employment terminates for one of the reasons described below. If the employment of Messrs. Downie, Khichi, or Leonard terminates due to death or disability, each will be entitled to accelerated vesting of the portion of their time options that would otherwise have vested within 12 months following a termination of employment (like Mr. Chiminski, they will not be entitled to any similar accelerated vesting for performance options and exit options). Should Mr. Downie's, Mr. Khichi's, or Mr. Leonard's employment terminate due to death, their beneficiaries will receive a death benefit equal to 1.5 times their current base salary ($592,500, $658,500, and $622,500, respectively) under a company provided group life insurance program which covers all eligible active employees.
If the employment of Messrs. Downie, Khichi, or Leonard was terminated by us without cause or by the executive for good reason, in each case at the end of fiscal 2013, each would have been entitled to a severance payment equal to one times the sum of their annual base salary and target annual bonus, payable in equal installments over the one period following the date of their termination of employment. Each would also be entitled to continued participation in our group health plans (to the extent the executives were receiving such coverage as of the termination date), at the same premium rates as may be charged from time to time for employees of Catalent generally, which coverage would be provided until the earlier of (1) the expiration of the one year period following the date of termination of employment and (2) the date the executive becomes eligible for coverage under group health plan (s) of any other employer. Each Named Officer is required to enter into a binding general release of claims as a condition to receiving most severance payments and benefits.
Under the stock option agreements entered into in connection with the 2007 PTS Holdings Corp. Stock Incentive Plan, if the employment of Messrs. Downie, Khichi, or Leonard is terminated by us without cause or by the Named Officer for good reason, each will be entitled to receive accelerated vesting of the portion of his time options that would otherwise have vested within 12 months following termination of employment (there is no similar accelerated vesting for performance options and exit options). At the end of fiscal 2013, each of Messrs. Downie, Khichi, and Leonard would have had a good reason to terminate employment if, without his consent (a) there had been a substantial diminution in his position or duties or an adverse change in his reporting lines, (b) he was assigned duties that were materially inconsistent with his position, (c) his base salary had been reduced or other earned compensation was not paid when due, (d) our headquarters were relocated by more than 50 miles, or (e) he was not provided with the same annual bonus opportunity specified in his offer letter, in each case, which was not cured within 30 days following our receipt of written notice from him describing the event constituting good reason.
In the event of a change of control in which the exit event-based options granted under the new framework vest, any outstanding unvested performance-based options will also vest.
In the event of a change in control of PTS Holdings Corp. or BHP PTS Holdings L.L.C., each of Messrs. Downie, Khichi, and Leonard will be entitled to full vesting of their time options. As with Mr. Chiminski, their exit options and performance options will not automatically become fully vested in connection with a change in control; however, the exit options and performance options may become vested in connection with the transaction if the applicable performance targets are attained. Messrs. Downie, Khichi, and Leonard, are each subject to the restrictive covenants contained in the subscription agreement, which covenants are described in the “Description of Equity-Based Awards” section above.
The following table lists the payments and benefits that would have been triggered for Messrs. Downie, Khichi, and Leonard under the circumstances described below assuming that the applicable triggering event occurred on June 28, 2013.

Triggering Event	Value of Option Acceleration ($)(1)	Value of Severance Payment ($)(2)	Value of Continued Benefits Participation ($)(3)	Total ($)
Death or Disability
William Downie	168,000			168,000
Samrat Khichi	153,104			153,104
Stephen Leonard	224,000			224,000
Termination by Us Without Cause or by the Executive for Good Reason
William Downie	168,000	691,250	11,376	870,626
Samrat Khichi	153,104	768,250	9,967	931,321
Stephen Leonard	224,000	726,250	9,967	960,217
Change in Control
William Downie	336,000			336,000
Samrat Khichi	306,320			306,320
Stephen Leonard	448,000			448,000

(1)
The amounts reported are based on PTS Holdings Corp.'s common stock having a fair market value of $1,310 per share on June 28, 2013. The amounts reported reflect the “spread” value of $560 per share with respect to options granted in fiscal 2010 and no “spread” value with respect to options granted in fiscal 2013, in each case representing the difference between the fair market value and the exercise price. Amounts reported assume that the exit event options do not vest upon a change in control.

(2)	The amounts reported for Messrs. Downie, Khichi and Leonard represent the sum of each executive's annual base salary and target annual bonus.

(3)
The amounts reported represent income attributable to the health care premiums paid by the Company with respect to each Named Officer's continued participation in our employee benefit plans for a one year period.

Compensation Committee Interlocks and Insider Participation
Our compensation committee comprises Chinh E. Chu, Michael Dal Bello and Bruce McEvoy. Mr. Dal Bello is the Chairman of the Compensation Committee. The compensation committee is responsible for determining, reviewing, approving and overseeing our executive compensation program.
No member of the compensation committee was at any time during fiscal year 2013, or at any other time, one of our officers or employees. Mr. Chu is a Senior Managing Director in the Corporate Private Equity group of The Blackstone Group, Mr. Dal Bello is a Managing Director at The Blackstone Group and Mr. McEvoy is a Principal at The Blackstone Group. We are parties to certain transactions with The Blackstone Group described in the “Certain Relationships and Related Transactions” section below. None of our executive officers has served as a director or member of the compensation committee, or other committee serving an equivalent function, of any entity, whose executive officers served as a director of our company or member of our compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PTS Holdings Corp. owns 100% of the limited liability company interests of PTS Intermediate Holdings LLC, which owns 100% of our issued and outstanding common stock.

The following table and accompanying footnotes set forth information with respect to the beneficial ownership of the common stock of PTS Holdings Corp. as of September 10, 2013 for (i) each individual or entity known by us to own beneficially more than 5% of the common stock of PTS Holdings Corp., (ii) each of our NEOs, (iii) each of our directors and (iv) all of directors and our executive officers as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent
Blackstone Funds(2)	1,053,979	97.62%
John R. Chiminski(3)(4)	8,107	*
Matthew Walsh(3)(4)	3,251	*
William Downie(4)	1,860	*
Samrat S. Khichi(4)	1,726	*
Stephen Leonard (4)	2,465	*
Paul Clark(4)	466	*
Chinh E. Chu(5)	—	*
Michael Dal Bello(6)	—	*
Bruce McEvoy(7)	—	*
James Quella(8)	—	*
Melvin D. Booth(4)	435	*
Arthur J. Higgins(4)	3,435	*
All directors and executive officers as a group (22 persons) (9)	31,589	2.91%

(*)	Less than 1%

(1)	Fractional shares beneficially owned have been rounded up to the nearest whole share.

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

(3)
Does not include 3,721.15 vested and unvested non-voting restricted stock units, none of which Mr. Chiminski has the right to have settled in shares of common stock of PTS Holdings Corp. within 60 days. Does not include 500 unvested non-voting restricted stock units, none of which Mr. Walsh has the right to have settled in shares of common stock of PTS Holdings Corp. within 60 days

(4)
The number of shares beneficially owned includes shares of common stock issuable upon exercise of options that are currently exercisable and/or will be exercisable within 60 days after September 10, 2013, as follows: Mr. Chiminski

(7,200), Mr. Walsh (2,851),Mr. Clark (466),Mr. Downie (1,600), Mr. Leonard (2,133), Mr. Khichi (1,626), Mr. Booth (435) and Mr. Higgins (435).

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

(8)
Mr. Quella was a Senior Managing Director and Senior Operating Partner in the Corporate Private Equity group of Blackstone. Mr. Quella disclaims beneficial ownership of any shares owned directly or indirectly by the Blackstone Funds. Mr. Quella’s address is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(9)	Includes 25,345 shares of common stock issuable upon exercise of options that are currently exercisable and/or exercisable within 60 days after September 10, 2013.

Equity Compensation Plan Information

The following table provides information for the fiscal year ended June 30, 2013 with respect to shares of PTS Holdings Corp. common stock that may be granted under the 2007 PTS Holdings Corp. Stock Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (2)	Weighted-average exercise price of outstanding options, warrants and rights (b) (3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c) (4)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	96,433	$967.16	3,460

(1)	The 2007 PTS Holdings Corp. Stock Incentive Plan was approved by the Board of Directors of PTS Holdings Corp. on May 7, 2007, and amended on September 8, 2010 and June 25, 2013.

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

Agreements with Our Parent Companies

BHP PTS Holdings L.L.C. Securityholders Agreement

In connection with the closing of the acquisition from Cardinal and the related financings, BHP PTS Holdings L.L.C. entered into a Securityholders Agreement with the Investors. The BHP PTS Holdings L.L.C. Securityholders Agreement governs the economic and voting characteristics of the units representing limited liability company membership interests in BHP PTS Holdings L.L.C. (which owns all of the equity interests of Phoenix Charter LLC), including with respect to restrictions on the issuance or transfer of shares, including tagalong rights and drag-along rights, other special corporate governance provisions and registration rights (including customary indemnification provisions).

PTS Holdings Corp. Securityholders Agreement

Following the consummation of the acquisition from Cardinal and related financings, PTS Holding Corp. issued shares of its common stock and granted stock option awards and RSUs to certain officers, directors and key employees of the Company (collectively, “Executives”) pursuant to the 2007 PTS Holdings Corp. Stock Incentive Plan, as amended. As a condition to acquiring such shares of common stock and receiving such options and RSUs, the Executives were required to become a party, or agree to become a party, to the security holders’ agreement between PTS Holdings Corp., Blackstone PTS Holdings L.L.C. and Blackstone Healthcare Partners LLC. Under the securityholders agreement each party agrees, among other things, to elect or cause to be elected to the respective boards of directors of PTS Holdings Corp. and each of its subsidiaries such individuals as are designated by BHP PTS Holdings L.L.C. Each party also agrees to vote their shares in the manner in which BHP PTS Holdings L.L.C. directs in connection with amendments to PTS Holdings Corp.’s organizational documents (except for changes that would have a material adverse effect on the management of PTS Holdings Corp.), the merger, security exchange, combination or consolidation of PTS Holdings Corp. with any other person, the sale, lease or exchange of all or substantially all of the property and assets of PTS Holdings Corp. and its subsidiaries on a consolidated basis, and the reorganization, recapitalization, liquidation, dissolution or winding-up of PTS Holdings Corp. The security holders agreement also includes certain restrictions on the transfer of shares, “tag along” and “drag along” rights, and rights of first refusal in favor of PTS Holdings Corp. See “Management— Executive Compensation—Description of Stock Option Awards.”

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

Other Related-Party Transactions

Acquisition of non-controlling interest

In February 2012, we acquired the remaining 49% minority share of the R.P. Scherer business in Eberbach, Germany from Gelita AG. The purchase was comprised of a cash payment and note which is payable over a three year period. The cash paid is reflected in the investing section of our statement of cash flows within the caption ‘cash paid for acquisitions’. The transaction was accounted for as a transaction between shareholders as is reflected as such within our statement of stockholders equity. Concurrent with the completion of the transaction, Gelita AG is no longer considered a related party.

Other Related Party Transactions

We participate in an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans and other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis. In consideration for these services, the Company paid Equity Healthcare a fee of $2.50 and $2.60 per participating employee per month in calendar year 2012 and 2013, respectively. As of June 30, 2013, we had approximately 2,360 employees enrolled in our health benefit plans in the United States. Equity Healthcare is an affiliate of Blackstone.

In addition, we do business with a number of other companies affiliated with Blackstone; we believe that all such arrangements have been entered into in the ordinary course of our business and have been conducted on an arm’s length basis.

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

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by Ernst & Young, LLP for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2013 and June 30, 2012, and fees billed for other services rendered by Ernst & Young, LLP during those periods.

(Dollars in thousands)	2013	2012
Audit Fees	$3,382	$3,437
Audit-Related Fees	2	2
Tax Fees	869	916
All Other Fees	—	—
Total	$4,253	$4,355

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

Prior to engagement, the Audit Committee pre-approves independent public accounting firm services within each category and the fees of each category are budgeted. The Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific preapproval before engaging the independent registered public accounting firm.

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

2.1
Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.01 to Cardinal Health’s Inc.’s Current Report on Form 8-K/A filed on April 16, 2007, File No. 1-11373)

2.2
Amendment No. 1, dated March 9, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.02 to Cardinal Health’s Inc.’s Current Report on Form 8-K/A filed on April 16, 2007, File No. 1-11373)

2.3
Amendment No. 2, dated April 10, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.03 to Cardinal Health’s Inc.’s Current Report on Form 8-K/A filed on April 16, 2007, File No. 1-11373)

2.4
Amendment No. 3, dated June 22, 2007, to the Purchase and Sale Agreement, dated as of January 25, 2007, by and between Cardinal Health, Inc. and Phoenix Charter LLC (incorporated by reference to Exhibit 2.1.4 to Cardinal Health’s Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, File No. 1-11373)

2.5
Stock Purchase Agreement date August 19, 2011, by and between Catalent Pharma Solutions, Inc. and Aptuit LLC (incorporate by reference to Exhibit 2.5 to Catalent Pharma Solutions Inc.’s Annual Report on Form 10-K filed on September 16, 2011 File No. 333-147871)

2.6
Amendment Agreement, dated as of January 22, 2012, between Aptuit, LLC and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 2.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2012, File No. 333-147871)

2.7
Letter Agreement, dated February 17, 2012 between Aptuit LLC and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 2.2 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2012, File No. 333-147871)

3.1
Amended and Restated Certificate of Incorporation of Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 3.1 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

3.2
Amended and Restated By-laws of Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 3.2 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.1
Senior Indenture dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc. and the Bank of New York (incorporated by reference to Exhibit 4.1 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.2
Senior Subordinated Indenture dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc. and the Bank of New York (incorporated by reference to Exhibit 4.2 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.3
Registration Rights Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co., Banc of America Securities LLC, Banc of America Securities Limited, Deutsche Bank Securities Inc., Deutsche Bank AG, London Branch, GE Capital Markets, Inc. and GE Corporate Finance Bank SAS (incorporated by reference to Exhibit 4.3 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

4.4
First Supplemental Indenture, dated as of July 3, 2008, to the Senior Indenture dated as of April 10, 2007, among Catalent US Holding I, LLC, Catalent US Holding II, LLC and The Bank of New York Mellon (incorporated by reference to Exhibit 4.4 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

4.5
First Supplemental Indenture, dated as of July 3, 2008, to the Senior Subordinated Indenture dated as of April 10, 2007, among Catalent US Holding I, LLC, Catalent US Holding II, LLC and The Bank of New York Mellon (incorporated by reference to Exhibit 4.5 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

4.6
Indenture, dated as of September 18, 2012, among Catalent, the Guarantors named therein and The Bank of New York Mellon, as Trustee, governing the 7.875% Senior Notes Due 2018 (incorporated by reference to Exhibit 4.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on September 18, 2012, File No. 333-147871)

4.7
Registration Rights Agreement dated September 18, 2012 among Catalent, the Guarantors named therein, Morgan Stanley & Co. LLC, Deutsche Bank Securities Inc., Goldman, Sachs & Co., Jefferies & Company, Inc. and J.P. Morgan Securities LLC. (incorporated by reference to Exhibit 4.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on September 18, 2012, File No. 333-147871)

†10.1
Offer Letter, dated February 29, 2008, between Matthew Walsh and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.2 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2008, File No. 333-147871)

†10.2
Severance Agreement, dated February 29, 2008, between Matthew Walsh and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2008, File No. 333-147871)

†10.3
Form of Severance Agreement between named executive officers and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.3 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed on September 17, 2010, File No. 333-147871)

†10.4
Offer Letter, dated August 25, 2009, between William Downie and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.4 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 4, 2012, File No. 333-147871)

†10.5
Offer Letter, dated August 27, 2007, between Samrat S. Khichi and Catalent Pharma Solutions, Inc. (incorporated by reference to Exhibit 10.8 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 28, 2009, File No. 333-147871)

†10.6
Letter Agreement, dated November 18, 2010, between Catalent Pharma Solutions, Inc. and William Downie (incorporated by reference to Exhibit 10.6 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 4, 2012, File No. 333-147871)

†10.7
Management Equity Subscription Agreement dated September 8, 2010 by and between PTS Holdings Corp. and Melvin D. Booth (incorporated by reference to Exhibit 10.7 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed on September 17, 2010, File No. 333-147871)

†10.8
Management Equity Subscription Agreement dated September 8, 2010 by and between PTS Holdings Corp. and Arthur J. Higgins (incorporated by reference to Exhibit 10.8 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed on September 17, 2010, File No. 333-147871)

10.9
Transaction and Advisory Fee Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Blackstone Management Partners V L.L.C., Genstar Capital L.L.C. and Aisling Capital, LLC (incorporated by reference to Exhibit 10.10 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.10
Securityholders Agreement, dated as of May 7, 2007, among PTS Holdings Corp., Blackstone Healthcare Partners LLC, BHP PTS Holdings LLC and the other parties thereto (incorporated by reference to Exhibit 10.11 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

†10.11
Form of Unit Subscription Agreement (incorporated by reference to Exhibit 10.12 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.12
Form of Management Equity Subscription Agreement (incorporated by reference to Exhibit 10.13 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.13
Form of Nonqualified Stock Option Agreement (executives) (incorporated by reference to Exhibit 10.14 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.14
Form of Nonqualified Stock Option Agreement (non-employee directors) (incorporated by reference to Exhibit 10.15 to Catalent Pharma Solutions, Inc.’s Amendment No. 1 to the Registration Statement on Form S-4/A filed on March 3, 2008, File No. 333-147871)

†10.15
2007 PTS Holdings Corp. Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

†10.16
Amendment No. 1 to the 2007 PTS Holdings Corp. Stock Incentive Plan, dated September 8, 2010 (incorporated by reference to Exhibit 10.16 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed on September 17, 2010, File No. 333-147871)

†10.17
Form of Nonqualified Stock Option Agreement (executives) approved October 23, 2009 (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

†10.18
Form of Nonqualified Stock Option Agreement (Paul Clark) approved September 8, 2010 (incorporated by reference to Exhibit 10.18 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed on September 17, 2010, File No. 333-147871)

†10.19
Form of Nonqualified Stock Option Agreement Amendment (executives) approved October 23, 2009 (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

†10.20
Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.19 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed on September 28, 2009, File No. 333-147871)

†10.21
First Amendment to the Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 17, 2009, File No. 333-147871)

†10.22
Second Amendment to the Catalent Pharma Solutions, LLC Deferred Compensation Plan (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed on September 28, 2009, File No. 333-147871)

10.23
Credit Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other Lenders as parties thereto (incorporated by reference to Exhibit 10.19 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.24
Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc., (incorporated by reference to Exhibit 10.20 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.25
Security Agreement Supplement, dated as of July 1, 2008, to the Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding Inc. (incorporated by reference to Exhibit 10.26 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

10.26
Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.21 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.27
Intellectual Property Security Agreement Supplement, dated as of July 1, 2008, to the Intellectual Property Security Agreement, dated as of April 10, 2007, among PTS Acquisition Corp., Cardinal Health 409, Inc., PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.28 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

10.28
Guaranty, dated as of April 10, 2007, among PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.22 to Catalent Pharma Solutions, Inc.’s Registration Statement on Form S-4 filed on December 6, 2007, File No. 333-147871)

10.29
Guaranty Supplement, dated as of July 1, 2008, to the Guaranty, dated as of April 10, 2007, among PTS Intermediate Holdings LLC, Certain Subsidiaries of Holdings Identified Therein and Morgan Stanley Senior Funding, Inc. (incorporated by reference to Exhibit 10.30 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed on September 29, 2008, File No. 333-147871)

10.30
Employment Agreement, dated February 23, 2009 by and among PTS Holdings Corp., Catalent Pharma Solutions, Inc. and John R. Chiminski (including Form of Restricted Stock Unit Agreement and Form of Management Equity Subscription Agreement) (incorporated by reference to Exhibit 99.2 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on March 5, 2009, File No. 333-147871)

†10.31
Letter Agreement, dated October 30, 2009, by and among PTS Holdings Corp., Catalent Pharma Solutions, Inc. and John R. Chiminski (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

†10.32
Letter Agreement, entered into on June 30, 2010, by and among PTS Holdings Corp., Catalent Pharma Solutions, Inc. and John R. Chiminski (including Form of Restricted Stock Unit Agreement) (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on July 7, 2010, File No. 333-147871)

†10.33
Form of Nonqualified Stock Option Agreement (John R. Chiminski) approved October 23, 2009 (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

†10.34
Form of Restricted Stock Unit Agreement (John R. Chiminski) approved October 23, 2009 (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 12, 2010, File No. 333-147871)

10.35
Amendment No. 1, dated as of June 1, 2011, relating to the Credit Agreement, dated as of April 10, 2007, among the Company, PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent and swing line lender and other lenders as parties thereto, (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on June 7, 2011, File No. 333-147871)

10.36
Amendment No. 2, dated as of February 17, 2012, relating to the Credit Agreement, dated as of April 10, 2007, as amended, among Catalent, PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on February 24, 2012, File No. 333-147871)

10.37
Amendment No. 3, dated as of February 27, 2012, relating to the Credit Agreement, dated as of April 10, 2007, as amended, among the Company, PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on March 2, 2012, File No. 333-147871)

10.38
Extension Amendment, dated as of March 1, 2012, relating to the Credit Agreement, dated as of April 10, 2007, as amended, among the Company, PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.2 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on March 2, 2012, File No. 333-147871)

10.39
Amendment No. 4, dated as of April 27, 2012, relating to the Credit Agreement, dated as of April 10, 2007, as amended, among the Company, PTS Intermediate Holdings LLC, Morgan Stanley Senior Funding, Inc., as the administrative agent, collateral agent and swing line lender and other lenders as parties thereto (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Current Report on Form 8-K filed on May 3, 2012, File No. 333-147871)

†10.40
Letter Agreement, entered into on December 12, 2011, by and among PTS Holdings Corp., Catalent Pharma Solutions, Inc. and John R. Chiminski (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q filed on February 10, 2012, File No. 333-147871)

†10.41
Employment Agreement, dated as of October 11, 2011, and effective as of September 26, 2011, by and between Catalent Pharma Solutions, Inc. and Matthew Walsh (including Form of Restricted Stock Unit Agreement and Form of Nonqualified Stock Option Agreement) (incorporated by reference to Exhibit 10.42 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 4, 2012, File No. 333-147871)

†10.42
Amended and Restated Management Equity Subscription Agreement dated as of October 11, 2011 by and between PTS Holdings Corp. and Matthew Walsh (including Form of Restricted Stock Unit Agreement and Form of Nonqualified Stock Option Agreement) (incorporated by reference to Exhibit 10.43 to Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K filed on September 4, 2012, File No. 333-147871)

10.43
Amendment No. 5, dated as of February 28, 2013 relating to the Credit Agreement, dated as of April 10, 2007, as amended, among the Company, PTS Intermediate Holdings LLC, Morgan Stanley Senior Fund, Inc., as the administrative agent, collateral agent and swing line leader and to the partners thereto (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.'s Current Report on Form 8-K filed on March 6, 2013, File No. 333-147871)

10.44
Senior Unsecured Term Loan Credit Agreement, dated as of April 29, 2013, among the Company, the guarantors named therein, Morgan Stanley Senior Funding, Inc., as the administrative agent, and other lenders party thereto. (incorporated by reference to Exhibit 10.1 to Catalent Pharma Solutions, Inc.'s Current Report on Form 8-K filed on May 2, 2013, File No. 333-147871)

†10.45	Form of Nonqualified Stock Option Agreement (executives) approved June 25, 2013*

†10.46	Form of Nonqualified Stock Option Agreement (Chief Executive Officer) approved June 25, 2013*

†10.47
Amendment No. 2 to the 2007 PTS Holdings Corp. Stock Incentive Plan, dated June 25, 2013 (incorporated by reference to Item 5.02 of Catalent Pharma Solutions, Inc.'s Current Report on Form 8-K filed on July 1, 2013, File No. 333-147871)

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

101.1
The following financial information from Catalent Pharma Solutions, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2013 formatted in XBRL: (i) Consolidated Statement of Operations for the years ended June 30, 2013, 2012 and 2011; (ii) Condensed Consolidated Statements of Comprehensive Income for the years ended June 30, 2013, 2012 and 2011 (iii) Consolidated Balance Sheets at June 30, 2013 and June 30, 2012; (iv) Consolidated Statement of Changes in Shareholders’ Deficit as of June 30, 2013, 2012 and 2011; (v) Consolidated Statement of Cash Flows for the years ended June 30, 2013 and 2012; and (vi) Notes to unaudited Consolidated Financial Statements.

*    Filed herewith.
**    Furnished herewith.
†    Represents a management contract, compensatory plan or arrangement in which directors and/or executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 10, 2013.

CATALENT PHARMA SOLUTIONS, INC.

Date:	September 10, 2013	By:	/s/ SAMRAT S. KHICHI
	Name		Samrat S. Khichi
	Title		Senior Vice President, Chief Administrative Officer General Counsel and Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. CHIMINSKI	President & Chief Executive Officer and Director	September 10, 2013
John R. Chiminski

/s/ MATTHEW M. WALSH	Executive Vice President & Chief Financial Officer	September 10, 2013
Matthew M. Walsh	(Principal Financial Officer and Principal Accounting Officer)

Director
Chinh E. Chu

/s/ MICHAEL DAL BELLO	Director	September 10, 2013
Michael Dal Bello

/s/ BRUCE MCEVOY	Director	September 10, 2013
Bruce McEvoy

Director
James Quella

/s/ ARTHUR HIGGINS	Director	September 10, 2013
Arthur Higgins

/s/ MELVIN BOOTH	Director	September 10, 2013
Melvin Booth

/s/ PAUL CLARK	Director	September 10, 2013
Paul Clark