Form 10-Q
period 2013-09-30
Catalent Pharma Solutions, Inc.
filed 2013-11-12
CIK 1416083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2013, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

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
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in the Catalent Pharma Solution Inc.’s (“Catalent” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and the following:

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
Website and Social Media Disclosure
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

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions)

	Three Months Ended September 30,
	2013	2012
Net revenue	$414.3	$412.0
Cost of sales	295.1	294.5
Gross margin	119.2	117.5
Selling, general and administrative expenses	81.1	81.8
Impairment charges and (gain)/loss on sale of assets	—	(0.2)
Restructuring and other	3.0	3.5
Operating earnings/(loss)	35.1	32.4
Interest expense, net	40.9	53.9
Other (income)/expense, net	(1.0)	—
Earnings/(loss) from continuing operations before income taxes	(4.8)	(21.5)
Income tax expense/(benefit)	(6.6)	(2.0)
Earnings/(loss) from continuing operations	1.8	(19.5)
Net earnings/(loss) from discontinued operations, net of tax	(0.4)	(0.2)
Net earnings/(loss)	1.4	(19.7)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.1)	—
Net earnings/(loss) attributable to Catalent	$1.5	$(19.7)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended September 30,
	2013	2012
Net earnings/(loss)	$1.4	$(19.7)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	20.4	27.4
Defined benefit pension plan	0.2	—
Deferred compensation/(benefit)	0.5	0.3
Earnings/(loss) on derivatives for the period	—	6.5
Other comprehensive income/(loss), net of tax	21.1	34.2
Comprehensive income/(loss)	22.5	14.5
Comprehensive income/(loss) attributable to noncontrolling interest	(0.1)	—
Comprehensive income/(loss) attributable to Catalent	$22.6	$14.5
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions except per share amounts)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$95.8	$106.4
Trade receivables, net	295.0	358.0
Inventories	133.1	124.9
Prepaid expenses and other	92.8	88.6
Total current assets	616.7	677.9
Property, plant, and equipment, net	827.3	814.5
Other assets:
Goodwill	1,051.7	1,023.4
Other intangibles, net	372.9	372.2
Deferred income taxes	134.0	132.2
Other	39.0	36.6
Total assets	$3,041.6	$3,056.8
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$30.0	$35.0
Accounts payable	124.8	150.8
Other accrued liabilities	193.7	224.5
Total current liabilities	348.5	410.3
Long-term obligations, less current portion	2,673.7	2,656.6
Pension liability	135.7	134.1
Deferred income taxes	216.8	219.1
Other liabilities	49.0	47.0
Commitment and contingencies (see Note 12)

Redeemable noncontrolling interest	4.9	—

Shareholder’s deficit:
Common stock $0.01 par value; 1,000 shared authorized, 100 shares issued	—	—
Additional paid in capital	1,028.6	1,027.4
Accumulated deficit	(1,427.3)	(1,428.8)
Accumulated other comprehensive income/(loss)	11.8	(9.3)
Total Catalent shareholder’s deficit	(386.9)	(410.7)
Noncontrolling interest	(0.1)	0.4
Total shareholder’s deficit	(387.0)	(410.3)
Total liabilities, redeemable noncontrolling interest and shareholder’s deficit	$3,041.6	$3,056.8
The accompanying notes are an integral part of these unaudited consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholder’s Equity/(Deficit)
(Unaudited; Dollars in millions)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Noncontrolling Interest	Total Shareholder’s (Deficit)/Equity
Balance at June 30, 2013	$—	$1,027.4	$(1,428.8)	$(9.3)	$0.4	$(410.3)
Equity contribution					(0.4)	(0.4)
Equity compensation		1.2				1.2
Net earnings/(loss)			1.5		(0.1)	1.4
Other comprehensive income/(loss)				21.1		21.1
Balance at September 30, 2013	$—	$1,028.6	$(1,427.3)	$11.8	$(0.1)	$(387.0)
The accompanying notes are an integral part of these unaudited consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Three Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$1.4	$(19.7)
Net earnings/(loss) from discontinued operations	(0.4)	(0.2)
Earnings/(loss) from continuing operations	1.8	(19.5)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	36.5	37.3
Non-cash foreign currency transaction (gains)/losses, net	(4.0)	0.2
Amortization and write off of debt financing costs	3.1	3.4
Asset impairments and (gain)/loss on sale of assets	—	(0.2)
Equity compensation	1.2	1.0
Provision/(benefit) for deferred income taxes	(5.3)	(6.6)
Provision for bad debts and inventory	1.9	3.6
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	67.8	29.5
Decrease/(increase) in inventories	(4.0)	(24.8)
Increase/(decrease) in accounts payable	(30.1)	0.1
Other accrued liabilities and operating items, net	(43.2)	(11.9)
Net cash provided by/(used in) operating activities from continuing operations	25.7	12.1
Net cash provided by/(used in) operating activities from discontinued operations	(0.5)	—
Net cash provided by/(used in) operating activities	25.2	12.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(18.8)	(24.6)
Proceeds from sale of property and equipment	0.6	—
Payment for acquisitions, net	(8.0)	—
Net cash provided by/(used in) investing activities from continuing operations	(26.2)	(24.6)
Net cash provided by/(used in) investing activities from discontinued operations	—	—
Net cash provided by/(used in) investing activities	(26.2)	(24.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(5.8)	(1.5)
Proceeds from Borrowing, net	—	342.6
Payments related to long-term obligations	(6.7)	(51.3)
Equity contribution/(redemption)	—	0.2
Net cash (used in)/provided by financing activities from continuing operations	(12.5)	290.0
Net cash (used in)/provided by financing activities from discontinued operations	—	—
Net cash (used in)/provided by financing activities	(12.5)	290.0
Effect of foreign currency on cash	2.9	4.2
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(10.6)	281.7
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	106.4	139.0
CASH AND EQUIVALENTS AT END OF PERIOD	$95.8	$420.7
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$23.8	$30.3
Income taxes paid, net	$15.8	$6.7

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. The consolidated balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission.
Noncontrolling interest is included within the equity section in the consolidated balance sheets. Redeemable noncontrolling interest has been classified as temporary equity and is therefore reported outside of permanent equity on the consolidated balance sheets at the greater of the initial carrying amount adjusted for the noncontrolling interest's share of net earnings (loss) or its redemption value. We present the amount of consolidated net earnings (loss) that is attributable to Catalent and the noncontrolling interest in the consolidated statements of operations. Furthermore, we disclose the amount of comprehensive income that is attributable to Catalent and the noncontrolling interest in the consolidated statements of comprehensive income/(loss).
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

Revenue Recognition
In accordance with Accounting Standard Codification (ASC) 605 Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances, if any.
The Company manufactures products on behalf of its customers. Revenue is recognized upon delivery of the product in accordance with the terms of the contract, which specify when transfer of title and risk of loss occurs. The Company also generates revenue through royalty and research and development product license and participation fees, annual exclusivity fees, option fees to extend exclusivity agreements and milestone payments for attaining certain regulatory approvals and are recognized at fair value. Exclusivity payments are paid by customers in return for the Company's commitment to manufacture certain products for those customers only. The revenue related to those agreements is recognized over the term of the exclusivity agreement or the term of the option agreement unless a particular milestone is designated, in which case revenue is recognized when service obligations or performance have been completed. Some of the Company’s manufacturing contracts with its customers have annual minimum purchase requirements. At the end of the contract year, revenue is recognized for the unfilled purchase obligation in accordance with the contract terms.
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
Goodwill
The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with Codification Statement ASC 350 Intangibles—Goodwill and Other (ASC 350). Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. The Company has elected to perform its annual impairment analysis during its fourth fiscal quarter each year or earlier if indicators of impairment are present.
Property and Equipment and Other Definite Lived Intangible Assets
Property and equipment are stated at cost, net of depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements—5 to 50 years; machinery and equipment—3 to 10 years; and furniture and fixtures—3 to 7 years. Depreciation expense was $26.2 million for the three months ended September 30, 2013 and $26.8 million for the three months ended September 30, 2012. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Intangible assets with finite lives, primarily including customer relationships and patents and trademarks continue to be amortized over their useful lives. The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to Codification Standard ASC 360 Property, Plant and Equipment (ASC 360). This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Consolidated Statements of Operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arm's length transactions.
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general, and administrative expenses. Such research and development costs included in selling, general, and administrative expenses amounted to $3.4 million for three months ended September 30, 2013 and $2.7 million for three months ended September 30, 2012. Costs incurred in connection with research and development services we provide to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $7.4 million for the three months ended September 30, 2013 and $8.4 million for the three months ended September 30, 2012.

Recent Financial Accounting Standards
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires enhanced disclosures about items reclassified out of accumulated other comprehensive income ("AOCI"). For items reclassified to net income in their entirety, the ASU requires information about the effect of significant reclassification items to appear on separate line items of net income. For those items where direct reclassification to net income is not required, companies must provide cross-references to other disclosures that provide details about the effects of the reclassification out of AOCI. Expanded disclosures concerning current period changes in AOCI balances are also required for each component of OCI on the face of the financial statements or in the notes. During the first quarter of fiscal 2014, the Company adopted ASU 2013-02 and has presented the required disclosures in the "Accumulated Other Comprehensive Income (Loss)" footnote within the notes to the financial statements.

2.	GOODWILL
The following table summarizes the changes between June 30, 2013 and September 30, 2013 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Oral Technologies	Medication Delivery Solutions	Development & Clinical Services	Total
Balance at June 30, 2013 (1)	$833.2	$—	$190.2	$1,023.4
Additions/(impairments)	5.9	—	—	5.9
Foreign currency translation adjustments	15.8	—	6.6	22.4
Balance at September 30, 2013	$854.9	$—	$196.8	$1,051.7

(1)	The opening balance is reflective of historical impairment charges related to the Medication Delivery Solutions segment of approximately $158.0 million.
No goodwill impairment charges were required during the current or comparable prior year period. When required, impairment charges are recorded within the Consolidated Statement of Operations as Impairment charges and (gain)/loss on sale of assets.

3.	DEFINITE LIVED LONG-LIVED ASSETS
The Company’s definite lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives.
The details of other intangible assets subject to amortization as of September 30, 2013 and June 30, 2013, are as follows:

(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
September 30, 2013
Amortized intangibles:
Core technology	$147.4	$(47.3)	$100.1
Customer relationships	221.0	(54.8)	166.2
Product relationships	232.5	(125.9)	106.6
Total intangible assets	$600.9	$(228.0)	$372.9

(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2013
Amortized intangibles:
Core technology	$143.7	$(44.4)	$99.3
Customer relationships	214.3	(50.1)	164.2
Product relationships	227.1	(118.4)	108.7
Total intangible assets	$585.1	$(212.9)	$372.2

Amortization expense was $10.3 million for the three months ended September 30, 2013 and $10.5 million for the three months ended September 30, 2012.
Amortization expense in future periods is estimated to be:

(Dollars in millions)	Remainder Fiscal 2014	2015	2016	2017	2018	2019
Amortization expense	$30.7	$40.5	$40.5	$39.9	$39.9	$33.1

4.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At September 30, 2013, the Company had euro denominated debt outstanding of $566.7 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. For the three months ended September 30, 2013 and September 30, 2012, the Company recorded losses of $11.4 million and $16.1 million, respectively, within cumulative translation adjustment. The net accumulated gain of this net investment as of September 30, 2013 included within other comprehensive income/(loss) was approximately $51.6 million. For the three months ended September 30, 2013, the Company recognized an unrealized foreign exchange loss of $7.6 million in the consolidated statement of operations related to a portion of its euro-denominated debt not designated as a net investment hedge. For the three months ended September 30, 2012, the Company recognized an unrealized foreign exchange loss of $6.3 million.
Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the hedged net investment is either sold or substantially liquidated.
Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives historically were to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of September 30, 2013, we did not have any interest rate swap agreements in place.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Statement of Operations for the three months ended September 30, 2013 and September 30, 2012.

(Dollars in millions)	Effect of Derivative Instruments on the Consolidated Statement of Operations
Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of (Gain) or Loss Recognized in AOCI on Derivative (Effective Portion) for the Three Months Ended September 30,		Location of (Gain) or Loss Reclassified from AOCI into Income (Effective Portion)	Amount of (Gain) or Loss Reclassified from AOCI into Income (Effective Portion) for the Three Months Ended September 30,		Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing	Amount of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effective Testing) for the Three Months Ended September 30,
	2013	2012		2013	2012		2013	2012
Three Months Ended:
Interest rate swaps	$—	$1.0	Interest expense, net	$—	$7.2	Other (income)/ expense, net	—	0.3

5.	FAIR VALUE MEASUREMENTS OF FINANCIAL INSTRUMENTS
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
Fair value under ASC 820 is principally applied to financial assets and liabilities which, for Catalent, primarily include investments in money market funds. The Company is not required to apply all the provisions of ASC 820 in financial statements to the nonfinancial assets and nonfinancial liabilities. There were no changes from the previously reported classification of financial assets and liabilities. The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements using:
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$1.5	$1.5	$—	$—
The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013, aggregated by the level in the fair value hierarchy in which those measurements fall:

		Fair Value Measurements using:
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$5.8	$5.8	$—	$—

Cash Equivalents
The fair value of cash equivalents is estimated on the quoted market price of the investments. The carrying amounts of the Company’s cash equivalents approximate their fair value due to the short-term maturity of these instruments.
Long-Term Obligations
The estimated fair value of long-term debt, which is considered a Level 2 liability, is based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities and considers collateral, if any.
The carrying amounts and the estimated fair values of financial instruments as of September 30, 2013 and June 30, 2013, are as follows:

	September 30, 2013		June 30, 2013
(Dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,703.7	$2,630.8	$2,691.6	$2,633.2

6.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at September 30, 2013 and June 30, 2013:

(Dollars in millions)	Maturity	September 30, 2013	June 30, 2013
Senior Secured Credit Facilities
Term loan facility dollar-denominated	September 2016	$789.6	$791.3
Term loan facility dollar-denominated	September 2017	645.3	646.3
Term loan facility euro-denominated	September 2016	275.1	266.6
9 3/4 % Senior Subordinated euro-denominated Notes	April 2017	291.6	281.9
7 7/8 % Senior Notes	October 2018	348.4	348.2
Senior Unsecured Term Loan Facility	December 2017	274.2	274.1
$200.3 million Revolving Credit Facility	April 2016	—	—
Other Obligations	2013 to 2032	79.5	83.2
Total		2,703.7	2,691.6
Less: current portion and other short-term borrowings		30.0	35.0
Long-term obligations, less current portion short-term borrowings		$2,673.7	$2,656.6
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
As of September 30, 2013, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

7.	INCOME TAXES
The Company accounts for income taxes in accordance with the provision of ASC 740 Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets and the tax impact of changes in our ASC 740 reserves. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. We are no longer subject to non-U.S. income tax examinations for years prior to 2005. Under the terms of the purchase agreement related to the 2007 acquisition, the Company is indemnified by its former owner for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of September 30, 2013 and June 30, 2013, approximately $2.8 million and $6.6 million of unrecognized tax benefit is subject to indemnification by our former owner, respectively.
As of September 30, 2013 and June 30, 2013, the Company had a total of $39.2 million and $42.7 million of unrecognized tax benefits, respectively. As of these dates, $12.7 million and $9.6 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of September 30, 2013 and June 30, 2013, the Company has approximately $3.3 million and $5.0 million of accrued interest and penalties related to uncertain tax positions, respectively. As of these dates, the portion of such interest and penalties subject to indemnification by our former owner is $2.3 million and $4.1 million, respectively.

8.	EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2013	2012
Components of net periodic benefit cost:
Service cost	$0.7	$0.7
Interest cost	3.0	3.0
Expected return on plan assets	(2.5)	(2.5)
Amortization (1)	0.3	0.2
Net amount recognized	$1.5	$1.4

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).
The Company has recorded $39.7 million in obligations related to its withdrawal from a multi-employer pension plan related to a former commercial packaging site, a clinical services site and a former printed components operation. The estimated discounted value of the projected contributions related to these plans is $39.7 million as of September 30, 2013 and June 30, 2013. The annual cash impact associated with our long term obligation approximates $1.7 million per year. Refer to Note 12 to the Consolidated Financial Statements for further discussion.

9.	RELATED PARTY TRANSACTIONS
Advisor Transaction and Management Fees
The Company is party to a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investors’ investment in Phoenix. The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the three months ended September 30, 2013 and September 30, 2012 this management fee was approximately $3.2 million and $3.3 million, respectively, and is recorded within selling, general, and administrative expenses in the Consolidated Statements of Operations.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of the changes in the cumulative translation adjustment and minimum pension liability for the three months ended September 30, 2013 and September 30, 2012 are presented below.

	Three Months Ended September 30,
	2013	2012
Cumulative translation adjustments:
Net investment hedge	$(11.4)	$(16.1)
Long term intercompany loans	12.2	—
Translation adjustments	19.6	43.5
Total cumulative translation adjustment	20.4	$27.4

Net change in minimum pension liability
Net (gain)/loss arising during the period	$—	$—
Net gain/(loss) recognized during the period	0.3	—
Foreign exchange translation and other	—	—
Total pension, pretax	0.3	—
Tax (1)	(0.1)	—
Net change in minimum pension liability, net of tax	$0.2	$—
(1) Tax related to minimum pension liability relate to the Company's foreign operations.

Tax related to the minimum pension liability generated in the U.S., foreign currency translation adjustments, unrealized gains/(losses) and derivatives and deferred compensation have a full valuation allowance recorded offsetting the tax impact resulting in a net zero tax impact for the two years presented.

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Three Months Ended September 30, 2013
	Foreign Exchange Translation Adjustments	Pension and Other Postretirement Adjustments	Deferred Compensation	Total
Balance at June 30, 2013	$15.1	$(25.9)	$1.5	$(9.3)
Other comprehensive income (loss) before reclassifications	20.4	—	0.5	20.9
Amounts reclassified from accumulated other comprehensive income	—	0.2	—	0.2
Net current period other comprehensive income (loss)	20.4	0.2	0.5	21.1
Balance as of September 30, 2013	$35.5	$(25.7)	$2.0	$11.8

For the three months ended September 30, 2013, the Company reclassified $0.3 million of actuarial losses related to its defined benefit pension and other postretirement benefit plans from accumulated other comprehensive income into selling, general, and administrative expenses. The income tax benefit recognized due to this reclassification was $0.1 million for the three months ended September 30, 2013.

11.	REDEEMABLE NONCONTROLLING INTEREST
In July 2013, the Company acquired a 67% controlling interest in a softgel manufacturing facility located in Haining, China. The noncontrolling interest shareholders have the right to jointly sell the remaining 33% interest to Catalent during the 30-day period following the third anniversary of closing for a price based on the greater of (1) an amount that would provide the noncontrolling interest shareholders a return on their investment of a predetermined amount per annum on their pro rata share of the initial valuation or (2) a multiple of the sum of the target's earnings before interest, taxes, depreciation and amortization and amortization less net debt for the four quarters immediately preceding such sale. Noncontrolling interest with redemption features, such as the arrangement described above, that are not solely within the Company's control are considered redeemable noncontrolling interests, which is considered temporary equity and is therefore reported outside of permanent equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the noncontrolling interest's share of net income/(loss) or its redemption value. As of September 30, 2013, the redemption value of the redeemable noncontrolling interest approximated the carrying value.

12.	COMMITMENTS AND CONTINGENCIES
As has been previously disclosed with regard to the Company’s participation in a multi-employer pension plan, the Company notified the plan trustees of its withdrawal from such plan in fiscal 2012. The withdrawal from the plan resulted in the recognition of liabilities associated with the Company’s long term obligations in both the prior and current year periods, which were primarily recorded as an expense within discontinued operations. The actuarial review process, which is administered by the plan trustees, is ongoing and we await final determination as to the company’s ultimate liability. The annual cash impact associated with our long term obligation approximates $1.7 million per year. Refer to Note 8 to the Consolidated Financial Statements for further discussion.
The Company, along with several pharmaceutical companies, is currently named as a defendant in two civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. While it is not possible to determine with any degree of certainty the ultimate outcome of these legal proceedings, including making a determination of liability, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.
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
Summarized Consolidated Statements of Operations data for discontinued operations are as follows:

	Three Months Ended September 30,
(Dollars in millions)	2013	2012
Net revenue	$—	$—
Earnings/(loss) before income taxes	(0.4)	(0.2)
Income tax (benefit)/expense	—	—
Earnings/(loss) from discontinued operations, net of tax	$(0.4)	$(0.2)

14.	SEGMENT INFORMATION
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

The following tables include net revenue and Segment EBITDA during the three months ended September 30, 2013 and September 30, 2012:

	Three Months Ended September 30,
(Dollars in millions)	2013	2012
Oral Technologies
Net revenue	$258.9	$259.8
Segment EBITDA	60.4	59.1
Medication Delivery Solutions
Net revenue	56.5	44.9
Segment EBITDA	8.2	2.0
Development and Clinical Services
Net revenue	101.0	108.7
Segment EBITDA	15.7	20.9
Inter-segment revenue elimination	(2.1)	(1.4)
Unallocated Costs (1)	(11.6)	(12.3)
Combined Total
Net revenue	414.3	412.0
EBITDA from continuing operations	$72.7	$69.7
 (1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2013	2012
Impairment charges and gain/(loss) on sale of assets	$—	$0.2
Equity compensation	(1.2)	(1.0)
Restructuring and other special items	(6.7)	(4.5)
Sponsor advisory fee	(3.2)	(3.3)
Noncontrolling interest	0.1	—
Other income (expense)(2) , net	1.0	—
Non-allocated corporate costs, net	(1.6)	(3.7)
Total unallocated costs	$(11.6)	$(12.3)
(2) Other income primarily relates to realized and unrealized gains/(losses) related to foreign currency translation.
Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended September 30,
(Dollars in millions)	2013	2012
Earnings/(loss) from continuing operations	$1.8	$(19.5)
Depreciation and amortization	36.5	37.3
Interest expense, net	40.9	53.9
Income tax (benefit)/expense	(6.6)	(2.0)
Noncontrolling interest	0.1	—
EBITDA from continuing operations	$72.7	$69.7

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Balance Sheets:

(Dollars in millions)	September 30, 2013	June 30, 2013
Assets
Oral Technologies	$2,476.9	$2,464.4
Medication Delivery Solutions	283.2	286.2
Development and Clinical Services	656.1	645.9
Corporate and eliminations	(374.6)	(339.7)
Total assets	$3,041.6	$3,056.8

15.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplementary balance sheet information at September 30, 2013 and June 30, 2013, is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consisted of the following:

(Dollars in millions)	September 30, 2013	June 30, 2013
Raw materials and supplies	$80.4	$70.6
Work-in-process	24.3	26.1
Finished goods	38.9	40.0
Total inventories, gross	143.6	136.7
Inventory reserve	(10.5)	(11.8)
Inventories	$133.1	$124.9

Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	September 30, 2013	June 30, 2013
Prepaid expenses	$21.0	$16.2
Spare parts supplies	12.1	11.8
Deferred income taxes	15.7	16.3
Other current assets	44.0	44.3
Total prepaid and other	$92.8	$88.6

Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	September 30, 2013	June 30, 2013
Land, buildings and improvements	$593.6	$552.7
Machinery, equipment, and capitalized software	640.4	641.6
Furniture and fixtures	7.8	9.0
Construction in progress	63.9	61.6
Property, plant, and equipment, at cost	1,305.7	1,264.9
Accumulated depreciation	(478.4)	(450.4)
Property, plant, and equipment, net	$827.3	$814.5

Other assets
Other assets consist of the following:

(Dollars in millions)	September 30, 2013	June 30, 2013
Deferred long term debt financing costs	$17.1	$18.2
Other	21.9	18.4
Total other assets	$39.0	$36.6

Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	September 30, 2013	June 30, 2013
Accrued employee-related expenses	$61.5	$81.1
Restructuring accrual	4.9	6.0
Deferred income tax	1.0	0.9
Accrued interest	26.2	12.5
Deferred revenue and fees	38.9	36.3
Accrued income tax	12.0	30.7
Other accrued liabilities and expenses	49.2	57.0
Other accrued liabilities	$193.7	$224.5

16.	SUBSEQUENT EVENTS
In October 2013, the Company acquired 100% of the shares of a softgel manufacturing business in Brazil. The acquired business, based in Indaiatuba, provides for increased capacity in the Company's softgel encapsulated Vitamin, Mineral and Supplement (VMS) products, prescription and Over-the-Counter (OTC) segments in the South American market. The purchase price and financial results of the acquired business are not material to the Company's consolidated financial statements. The acquired business will be included in the Oral Technologies reportable segment.
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
The following condensed financial information presents the Company’s Consolidating Balance Sheet as of September 30, 2013 and June 30, 2013, the Consolidating Statements of Operations for the three months ended September 30, 2013 and September 30, 2012 and Cash Flows for the three months ended September 30, 2013 and September 30, 2012 detailing: (a) Catalent Pharma Solutions, Inc. (“Issuer” and/or “Parent”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended September 30, 2013
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$144.9	$273.0	$(3.6)	$414.3
Cost of sales	—	98.2	200.5	(3.6)	295.1
Gross margin	—	46.7	72.5	—	119.2
Selling, general and administrative expenses	1.2	53.5	26.5	(0.1)	81.1
Impairment charges and (gain)/loss on sale of assets	—	(0.2)	0.2	—	—
Restructuring and other	—	2.3	0.6	0.1	3.0
Operating earnings/(loss)	(1.2)	(8.9)	45.2	—	35.1
Interest expense, net	30.9	0.7	9.3	—	40.9
Other (income)/expense, net	(35.2)	(18.8)	20.0	33.0	(1.0)
Earnings/(loss) from continuing operations before income taxes	3.1	9.2	15.9	(33.0)	(4.8)
Income tax expense/(benefit)	1.7	5.8	(14.1)	—	(6.6)
Earnings/(loss) from continuing operations	1.4	3.4	30.0	(33.0)	1.8
Net earnings/(loss) from discontinued operations, net of tax	—	(0.4)	—	—	(0.4)
Net earnings/(loss)	1.4	3.0	30.0	(33.0)	1.4
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.1)	—	—	—	(0.1)
Net earnings/(loss) attributable to Catalent	1.5	3.0	30.0	(33.0)	1.5

Net earnings/(loss)	1.4	3.0	30.0	(33.0)	1.4
Other comprehensive income/(loss) attributable to Catalent, net of tax	21.1	0.5	19.8	(20.3)	21.1
Comprehensive income/(loss)	$22.5	$3.5	$49.8	$(53.3)	$22.5

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended September 30, 2012
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$149.6	$269.5	$(7.1)	$412.0
Cost of sales	—	100.3	201.3	(7.1)	294.5
Gross margin	—	49.3	68.2	—	117.5
Selling, general and administrative expenses	1.0	55.0	25.8	—	81.8
Impairment charges and (gain)/loss on sale of assets	—	(0.2)	—	—	(0.2)
Restructuring and other	—	1.1	2.4	—	3.5
Operating earnings/(loss)	(1.0)	(6.6)	40.0	—	32.4
Interest expense, net	68.1	0.3	(14.5)	—	53.9
Other (income)/expense, net	(50.1)	(18.2)	20.4	47.9	—
Earnings/(loss) from continuing operations before income taxes	(19.0)	11.3	34.1	(47.9)	(21.5)
Income tax expense/(benefit)	0.7	1.8	(4.5)	—	(2.0)
Earnings/(loss) from continuing operations	(19.7)	9.5	38.6	(47.9)	(19.5)
Net earnings/(loss) from discontinued operations, net of tax	—	(0.2)	—	—	(0.2)
Net earnings/(loss)	(19.7)	9.3	38.6	(47.9)	(19.7)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	—	—	—	—
Net earnings/(loss) attributable to Catalent	(19.7)	9.3	38.6	(47.9)	(19.7)

Net earnings/(loss)	(19.7)	9.3	38.6	(47.9)	(19.7)
Other comprehensive income/(loss) attributable to Catalent, net of tax	34.2	0.3	43.3	(43.6)	34.2
Comprehensive income/(loss)	$14.5	$9.6	$81.9	$(91.5)	$14.5

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Balance Sheet
September 30, 2013
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.8	$5.4	$89.6	$—	$95.8
Trade receivables, net	—	108.4	186.6	—	295.0
Intercompany receivables	387.8	12.2	173.9	(573.9)	—
Inventories	—	29.5	103.6	—	133.1
Prepaid expenses and other	11.4	31.9	49.5	—	92.8
Total current assets	400.0	187.4	603.2	(573.9)	616.7
Property, plant, and equipment, net	—	379.4	447.9	—	827.3
Other assets:
Goodwill	—	332.0	719.7	—	1,051.7
Other intangibles, net	—	89.3	283.6	—	372.9
Investment in subsidiaries	2,918.1	—	—	(2,910.6)	7.5
Deferred income taxes	11.0	74.8	48.2	—	134.0
Other	17.1	11.2	3.2	—	31.5
Total assets	$3,346.2	$1,074.1	$2,105.8	$(3,484.5)	$3,041.6
Liabilities, Redeemable noncontrolling interest and Shareholder’s Deficit
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$18.3	$4.1	$7.6	$—	$30.0
Accounts payable	—	37.6	87.2	—	124.8
Intercompany accounts payable	1,240.0	(1,408.0)	38.9	129.1	—
Other accrued liabilities	29.1	245.0	114.0	(194.4)	193.7
Total current liabilities	1,287.4	(1,121.3)	247.7	(65.3)	348.5
Long-term obligations, less current portion	2,605.9	24.5	43.3	—	2,673.7
Intercompany long-term debt	(178.0)	0.5	686.1	(508.6)	—
Pension liability	—	57.5	78.2	—	135.7
Deferred income taxes	17.9	116.0	82.9	—	216.8
Other liabilities	—	27.3	21.7	—	49.0

Redeemable noncontrolling interest	—	—	4.9	—	4.9

Shareholder’s equity/(deficit):
Total Catalent shareholder’s equity/(deficit)	(387.0)	1,969.6	941.1	(2,910.6)	(386.9)
Noncontrolling interest	—	—	(0.1)	—	(0.1)
Total shareholder’s deficit	(387.0)	1,969.6	941.0	(2,910.6)	(387.0)
Total liabilities, redeemable noncontrolling interest and shareholder’s deficit	$3,346.2	$1,074.1	$2,105.8	$(3,484.5)	$3,041.6

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Balance Sheet
June 30, 2013
(Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5.3	$16.2	$84.9	$—	$106.4
Trade receivables, net	—	143.0	215.0	—	358.0
Intercompany receivables	368.7	18.8	159.6	(547.1)	—
Inventories	—	26.2	98.7	—	124.9
Prepaid expenses and other	(15.0)	57.3	46.3	—	88.6
Total current assets	359.0	261.5	604.5	(547.1)	677.9
Property, plant, and equipment, net	(0.2)	375.9	438.8	—	814.5
Other assets:
Goodwill	—	332.0	691.4	—	1,023.4
Other intangibles, net	—	92.2	280.0	—	372.2
Investment in subsidiaries	2,861.3	—	—	(2,856.1)	5.2
Deferred income taxes	38.3	47.5	46.4	—	132.2
Other	18.2	10.2	3.0	—	31.4
Total assets	$3,276.6	$1,119.3	$2,064.1	$(3,403.2)	$3,056.8
Liabilities, Redeemable Noncontrolling Interest and Shareholder’s Deficit
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$18.2	$6.5	$10.3	$—	$35.0
Accounts payable	—	48.9	101.9	—	150.8
Intercompany accounts payable	1,215.0	(1,219.0)	53.1	(49.1)	—
Other accrued liabilities	15.2	100.0	113.9	(4.6)	224.5
Total current liabilities	1,248.4	(1,063.6)	279.2	(53.7)	410.3
Long-term obligations, less current portion	2,590.3	25.1	41.2	—	2,656.6
Intercompany long-term debt	(169.7)	0.5	662.6	(493.4)	—
Pension liability	—	57.6	76.5	—	134.1
Deferred income taxes	17.9	116.0	85.2	—	219.1
Other liabilities	—	26.5	20.5	—	47.0

Redeemable noncontrolling interest	—	—	—	—	—

Shareholder’s equity/(deficit):
Total Catalent shareholder’s equity/(deficit)	(410.3)	1,957.2	898.5	(2,856.1)	(410.7)
Noncontrolling interest	—	—	0.4	—	0.4
Total shareholder’s deficit	(410.3)	1,957.2	898.9	(2,856.1)	(410.3)
Total liabilities, redeemable noncontrolling interest and shareholder’s deficit	$3,276.6	$1,119.3	$2,064.1	$(3,403.2)	$3,056.8

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2013
(Unaudited; Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities from continuing operations	$(16.2)	$10.9	$31.0	$—	$25.7
Net cash provided by/(used in) operating activities from discontinued operations	—	(0.5)	—	—	(0.5)
Net cash provided by/(used in) operating activities	(16.2)	10.4	31.0	—	25.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and other productive assets	—	(11.5)	(7.3)	—	(18.8)
Proceeds from sale of property and equipment	—	0.3	0.3	—	0.6
Payment for acquisitions, net	(8.0)	—	—	—	(8.0)
Net cash provided by/(used in) investing activities from continuing operations	(8.0)	(11.2)	(7.0)	—	(26.2)
Net cash provided by/(used in) investing activities from discontinued operations	—	—	—	—	—
Net cash provided by/(used in) investing activities	(8.0)	(11.2)	(7.0)	—	(26.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	20.3	(5.8)	(14.5)	—	—
Net change in short-term borrowings	—	(2.5)	(3.3)	—	(5.8)
Payments related to long-term obligations	(0.6)	(1.7)	(4.4)	—	(6.7)
Net cash (used in)/provided by financing activities from continuing operations	19.7	(10.0)	(22.2)	—	(12.5)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—
Net cash (used in)/provided by financing activities	19.7	(10.0)	(22.2)	—	(12.5)
Effect of foreign currency on cash	—	—	2.9	—	2.9
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(4.5)	(10.8)	4.7	—	(10.6)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5.3	16.2	84.9	—	106.4
CASH AND EQUIVALENTS AT END OF PERIOD	$0.8	$5.4	$89.6	$—	$95.8

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Three Months Ended September 30, 2012
(Unaudited; Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities from continuing operations	$(49.6)	$(3.7)	$65.4	$—	$12.1
Net cash provided by/(used in) operating activities from discontinued operations	—	—	—	—	—
Net cash provided by/(used in) operating activities	(49.6)	(3.7)	65.4	—	12.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	—	(16.3)	(8.3)	—	(24.6)
Net cash provided by/(used in) investing activities from continuing operations	—	(16.3)	(8.3)	—	(24.6)
Net cash provided by/(used in) investing activities from discontinued operations	—	—	—	—	—
Net cash provided by/(used in) investing activities	—	(16.3)	(8.3)	—	(24.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	51.1	(5.9)	(45.2)	—	—
Net change in short-term borrowings	—	(2.3)	0.8	—	(1.5)
Proceeds from Borrowing, net	342.6	—	—	—	342.6
Repayments of long-term obligations	(50.3)	(0.9)	(0.1)	—	(51.3)
Equity contribution/(redemption)	0.2	—	—	—	0.2
Net cash (used in)/provided by financing activities from continuing operations	343.6	(9.1)	(44.5)	—	290.0
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—
Net cash provided by/(used in) financing activities	343.6	(9.1)	(44.5)	—	290.0
Effect of foreign currency on cash	—	—	4.2	—	4.2
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	294.0	(29.1)	16.8	—	281.7
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2.7	49.5	86.8	—	139.0
CASH AND EQUIVALENTS AT END OF PERIOD	$296.7	$20.4	$103.6	$—	$420.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
There were no material changes to the critical accounting policies or in the underlying accounting assumptions and estimates from those described in the Company’s fiscal year 2013 Annual Report on Form 10-K, other than recently adopted accounting principles, none of which had a material impact.
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
Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

	Three Months Ended September 30,		Increase/(Decrease)
(Dollars in millions)	2013	2012	Change $	Change %
Net revenue	$414.3	$412.0	$2.3	1%
Cost of sales	295.1	294.5	0.6	*
Gross margin	119.2	117.5	1.7	1%
Selling, general and administrative expenses	81.1	81.8	(0.7)	(1)%
Impairment charges and (gain)/loss on sale of assets	—	(0.2)	0.2	*
Restructuring and other	3.0	3.5	(0.5)	(14)%
Operating earnings/(loss)	35.1	32.4	2.7	8%
Interest expense, net	40.9	53.9	(13.0)	(24)%
Other (income)/expense, net	(1.0)	—	(1.0)	*
Earnings/(loss) from continuing operations before income taxes	(4.8)	(21.5)	16.7	(78)%
Income tax expense/(benefit)	(6.6)	(2.0)	(4.6)	*
Earnings/(loss) from continuing operations	1.8	(19.5)	21.3	*
Net earnings/(loss) from discontinued operations, net of tax	(0.4)	(0.2)	(0.2)	*
Net earnings/(loss)	1.4	(19.7)	21.1	*
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.1)	—	(0.1)	*
Net earnings/(loss) attributable to Catalent	$1.5	$(19.7)	$21.2	*

*	Percentage not meaningful

Net Revenue
Net revenue increased $2.3 million, or 1%, for the first quarter of fiscal year 2014 compared to the same period a year ago. Excluding the unfavorable impact from foreign exchange fluctuation of less than 1%, net revenue increased by $3.0 million as compared to the same period in the prior year. The increase was primarily driven by increased demand in our Medication Delivery Solutions segment, partially offset by lower demand within our Development and Clinical Services segment.
Gross Margin
Gross margin increased $1.7 million, or 1%, for the first quarter of fiscal year 2014. Excluding the unfavorable impact from foreign exchange fluctuation of $0.9 million, or 1%, gross margin increased by $2.6 million, or 2%, as compared to the same period in the prior year. The increase in gross margin was primarily due to the revenue generated by our Medication Delivery Solutions segment partially offset by lower demand within our Development and Clinical Services segment as discussed above.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased slightly for the first quarter of fiscal year 2014, primarily due to cost savings initiatives from our Corporate functions. Foreign exchange had an immaterial impact on the selling, general and administrative expenses during the quarter.
Restructuring and Other
Restructuring and other charges of $3.0 million for the three months ended September 30, 2013 decreased $0.5 million compared to the period ended September 30, 2012. The current period included restructuring initiatives across several of our operations which were enacted to improve cost efficiency, including site consolidation and employee related severance expenses.
Interest Expense, net
Interest expense, net of $40.9 million for the three months ended September 30, 2013 decreased by $13.0 million, or 24%, compared to the period ended September 30, 2012, primarily driven by the absence of interest rate swaps in the current period coupled with a lower interest rate profile as a result of our debt refinancing activity that has occurred over the last twelve months.
Other (Income)/Expense, net
Other income, net of $1.0 million was primarily driven by an increase in unrealized gains related to foreign currency translation partially offset by realized losses related to foreign currency translation.
Provision/(Benefit) for Income Taxes
Our benefit for income taxes for the three months ended September 30, 2013 was $6.6 million relative to losses before income taxes of $4.8 million. Our provision for income taxes for the three months ended September 30, 2012 was $2.0 million relative to losses before income taxes of $21.5 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate reflects benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%. Our effective tax rate at September 30, 2013 is primarily impacted by the deferred tax benefit of a reduction in the UK statutory tax rate that occurred in fiscal 2014.

Segment Review
The Company’s results on a segment basis for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 are as follows:

	Three Months Ended September 30,		Increase/(Decrease)
(Dollars in millions)	2013	2012	Change $	Change %
Oral Technologies
Net revenue	$258.9	$259.8	$(0.9)	*
Segment EBITDA	60.4	59.1	1.3	2%
Medication Delivery Solutions
Net revenue	56.5	44.9	11.6	26%
Segment EBITDA	8.2	2.0	6.2	*
Development and Clinical Services
Net revenue	101.0	108.7	(7.7)	(7)%
Segment EBITDA	15.7	20.9	(5.2)	(25)%
Inter-segment revenue elimination	(2.1)	(1.4)	(0.7)	50%
Unallocated Costs (1)	(11.6)	(12.3)	0.7	(6)%
Combined Total
Net revenue	414.3	412.0	2.3	1%
EBITDA from continuing operations	$72.7	$69.7	$3.0	4%
 *    Percentage not meaningful

(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended September 30,
(Dollars in millions)	2013	2012
Impairment charges and gain/(loss) on sale of assets	$—	$0.2
Equity compensation	(1.2)	(1.0)
Restructuring and other special items	(6.7)	(4.5)
Property and casualty losses	—	—
Sponsor advisory fee	(3.2)	(3.3)
Noncontrolling interest	0.1	—
Other income (expense)(2) , net	1.0	—
Non-allocated corporate costs, net	(1.6)	(3.7)
Total unallocated costs	$(11.6)	$(12.3)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation and expenses related to financing transactions during the period.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended September 30,
(Dollars in millions)	2013	2012
Earnings/(loss) from continuing operations	$1.8	$(19.5)
Depreciation and amortization	36.5	37.3
Interest expense, net	40.9	53.9
Income tax (benefit)/expense	(6.6)	(2.0)
Noncontrolling interest	0.1	—
EBITDA from continuing operations	$72.7	$69.7

Oral Technologies segment
Net revenue decreased by $0.9 million for the first quarter of fiscal year 2014. Excluding the unfavorable impact from foreign exchange fluctuation of $2.6 million, or 1%, Oral Technologies' net revenue increased by $1.7 million, or 1%, compared to the same period a year ago primarily driven by increased demand in our consumer and prescription softgel businesses partially offset by decreased demand for certain customer products utilizing our Zydis technology delivery platform.
Oral Technologies’ EBITDA increased by $1.3 million, or 2%, for the first quarter of fiscal year 2014. Excluding the unfavorable impact from foreign exchange fluctuation of $0.9 million, or 2%, the Oral Technologies' Segment EBITDA increased by $2.2 million, or 4%, compared to the same period a year ago. This increase was primarily due to a shift to more profitable products in consumer health and prescription softgel businesses partially offset by lower demand during the period for certain customer products using our Zydis technology delivery platform.
Medication Delivery Solutions segment
Net revenue increased by $11.6 million, or 26%, for the first quarter of fiscal year 2014. Excluding the favorable impact from foreign exchange fluctuation of $1.7 million, or 4%, the Medication Delivery Solutions' net revenue increased by $9.9 million primarily due to higher demand for injectable products from our European pre-filled syringe operations and for products utilizing our blow fill seal technology platform.
Medication Delivery Solutions' segment EBITDA increased by $6.2 million for the first quarter of fiscal year 2014. Excluding the favorable impact from foreign exchange fluctuation of $0.3 million, or 15%, segment EBITDA increased by $5.9 million primarily due to higher demand for injectable products from our European pre-filled syringe operations and for products utilizing our blow fill seal platform.
Development and Clinical Services segment
Net revenues in the Development and Clinical Services segment decreased by $7.7 million, or 7%, for the first quarter of fiscal year 2014. The variance was driven primarily by decreased demand for manufacturing and packaging services in North America and Europe partially offset by increased demand for analytical services. The impact of foreign exchange fluctuations did not materially impact the segment’s revenue.
Development and Clinical Services' Segment EBITDA decreased by $5.2 million, or 25%, for the first quarter of fiscal year 2014. Excluding the unfavorable impact from foreign exchange fluctuation of $0.4 million, or 2%, segment EBITDA decreased by $4.8 million primarily due to decreased global demand for manufacturing and packaging services, partially offset by increased demand for analytical services.
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of September 30, 2013, the Company’s financing needs were supported by a $200.3 million revolving credit facility, which was reduced by $11.8 million of outstanding letters of credit. The revolving credit facility matures April 10, 2016. The April 10, 2016 maturity date is subject to certain conditions regarding the refinancing or repayment of the Company’s term loans, the Senior Toggle Notes, the 7.875% Notes, the Senior Subordinated Notes and certain other unsecured debt. As of September 30, 2013, we had no outstanding borrowings under the Company’s revolving credit facility.
Cash Flows
The following table summarizes the Company’s consolidated statement of cash flows from continuing operations:

	Three Months Ended September 30,
(Dollars in millions)	2013	2012	Change $
Net cash provided by/(used in):
Operating activities	$25.7	$12.1	$13.6
Investing activities	$(26.2)	$(24.6)	$(1.6)
Financing activities	$(12.5)	$290.0	$(302.5)

Operating activities
For the three months ended September 30, 2013, cash provided by operating activities was $25.7 million compared to $12.1 million for the comparable prior year period. Cash provided by operating activities increased primarily due to favorable changes in working capital and lower interest expense driven by the absence of interest rate swaps in the current period and an overall lower weighted average interest rate as a result of our debt refinancing activity that has occurred over the last twelve months.
Investing activities
For the three months ended September 30, 2013, cash used in investing activities was $26.2 million compared to $24.6 million for the comparable prior year period. Acquisitions of property, plant and equipment totaled $18.8 million for the three months ended September 30, 2013 versus $24.6 million in the comparable prior year period. The decrease was primarily attributable to lower capital expenditures in our Medication Delivery Solutions segment in the current period, offset by increased capital investments in our Development and Clinical Services segment. The Company also expended $8.0 million in the current period for acquisition activities, including the purchase of a 67% controlling interest in a softgel manufacturing facility located in Haining, China. There were no such acquisition related expenditures in the comparable prior year period.
Financing activities
For the three months ended September 30, 2013, cash used in financing activities was $12.5 million compared to cash provided by financing activities of $290.0 million in the same period a year ago. The significant year-over-year fluctuation was primarily driven by the net proceeds from borrowings of $342.6 million related to the issuance of the 7 7/8 % Senior Notes issued in the comparable prior year period for the purpose of redeeming a portion of the Company's previously outstanding Senior PIK-election Notes. This cash inflow was offset by $51.3 million in principal repayments including $45.9 million of Senior PIK-election Notes purchased in connection with the tender offer which commenced in September 2012. No such activity occurred in the current fiscal period. The $12.5 million in cash used in financing activities attributable to the current fiscal period was comprised of $6.7 million in principal repayments primarily related to the Company's senior secured credit facilities and $5.8 million in net reductions in short-term borrowings outside of the U.S.
Debt and Financing Arrangements
The Company has historically used interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of September 30, 2013, we did not have any interest rate swap agreements in place that would either have the economic effect of modifying the variable interest obligations associated with our floating rate term loans or would be considered effective cash flow hedges for financial reporting purposes.
As of September 30, 2013, the Company was in compliance with all restrictive covenants related to its long-term obligations.

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
The Credit Agreement, the senior unsecured term loan facility, and the indentures governing the notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of September 30, 2013, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.
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
The Company’s Adjusted EBITDA for the last twelve months ended September 30, 2013 based on the definitions in the Company’s indentures and the credit agreement governing the senior unsecured term loan facility is calculated as follows:

(Dollars in millions)	Twelve Months Ended September 30, 2013
Earnings/(loss) from continuing operations	$(26.7)
Interest expense, net	190.2
Income tax (benefit)/provision	19.5
Depreciation and amortization	151.4
Noncontrolling interest	0.2
EBITDA from continuing operations	334.6
—
Equity compensation (1)	3.0
Impairment charges and (gain)/loss on sale of assets (2)	5.4
Financing related expenses	17.0
U.S. GAAP Restructuring (3)	17.9
Acquisition, integration and other special items (4)	14.4
Foreign Exchange loss(gain) (included in other, net) (5)	3.8
Other adjustments	4.2
Sponsor monitoring fee (6)	12.3
Subtotal	412.6
Estimated cost savings	—
Adjusted EBITDA	$412.6

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges or gains and losses from the sale of assets not included in U.S. GAAP Restructuring discussed below.

(3)
Reflects U.S. GAAP restructuring charges which were primarily attributable to activities which focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure to optimize our business.

(4)	Primarily reflects acquisition and ongoing integration related costs.

(5)
The twelve months ended September 30, 2013 included $5.5 million of unrealized foreign currency exchange rate gains primarily driven by inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender. The foreign exchange adjustment was also impacted by the exclusion of realized foreign currency exchange rate losses from the non-cash and cash settlement of inter-company loans of $1.5 million. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the companies trade operations.

(6)	Represents amount of sponsor advisory fee. See Related Party Transactions (Note 9) of the unaudited Consolidated Financial Statements.

Interest Rate Risk Management
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of September 30, 2013 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. Historically, the Company has used interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of September 30, 2013, we did not have any interest rate swap agreements in place that would have the economic effect of modifying the variable interest obligations associated with our floating rate term loans.

Currency Risk Management
The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At September 30, 2013, the Company had euro denominated debt outstanding of $566.7 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in Accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. For the three months ended September 30, 2013 and September 30, 2012, the Company recorded losses of $11.4 million and $16.1 million, respectively, within cumulative translation adjustment. The net accumulated gain of this net investment as of September 30, 2013 included within other comprehensive income/(loss) was approximately $51.6 million. For the three months ended September 30, 2013, the Company recognized an unrealized foreign exchange loss of $7.6 million in the consolidated statement of operations related to a portion of its euro-denominated debt not designated as a net investment hedge. For the three months ended September 30, 2012, the Company recognized an unrealized foreign exchange loss of $6.3 million.
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

Contractual Obligations
There have been no other material changes outside the ordinary course of business since June 30, 2013 with respect to the contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Off-Balance Sheet Arrangements
Other than operating leases, we do not have any material off-balance sheet arrangements as of September 30, 2013.

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
Interest Rate Risk
The Company has historically used interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans and so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of September 30, 2013, we did not have any interest rate swap agreements in place that would either have the economic effect of modifying the variable interest obligations associated with our floating rate term loans or would be considered effective cash flow hedges for financial reporting purposes.
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
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in civil lawsuits filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. Currently, the Company is a named defendant in two pending isotretinoin lawsuits. Plaintiffs allege that they suffer from inflammatory bowel disease and other disorders as a result of their ingestion of Amnesteem. One lawsuit is filed in the Superior Court, County of Orange, California and the other is filed in the Superior Court, County of Sacramento, California.

On June 26, 2012 a motion to Dismiss with Prejudice was filed in the Superior Court of New Jersey, Atlantic County, Law Division, dismissing two hundred and twenty-nine cases filed against the Company.

On June 28, 2013 the Honorable Carol E. Higbee, in the Superior Court of New Jersey, Atlantic County, granted the Motion to Dismiss with Prejudice of the Generic Defendants and entered two Orders granting relief, one as the Generic Defendants generally and one specific to the Randbaxy Defendants. On August 21, 2013, the attorneys for the Generic Defendants submitted a revised Order of Dismissal with Prejudice addressing certain issues with their submission raised by the Court. The Order of Dismissal was granted on August 29, 2013.

Although expressed in various terms, generally speaking, both these lawsuits set forth some or all of the standard array of product liability claims, including strict liability for defective design, strict liability for failure to warn, negligence (in both design and warnings), fraud and misrepresentation, and breach of warranty. The lawsuits seek unspecified amounts of compensatory and punitive damages. The Company believes it has valid defenses to these lawsuits and intends to vigorously defend them.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	MINE SAFETY DISCLOSURES
Not Applicable.

Item 5.	OTHER INFORMATION

Iran Threat Reduction and Syria Human Rights Act of 2012
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Limited, which may be considered our affiliate.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers
On November 8, 2013, Michael Dal Bello resigned from his position as a member of the Board of Directors of Catalent Pharma Solutions, Inc. (the “Company”). The Company is grateful to Mr. Dal Bello for his dedicated service to the board.

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

101.1
The following financial information from Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Consolidated Statement of Operations for the Three Months Ended September 30, 2013 and 2012; (ii) Condensed Consolidated Statements of Comprehensive Income at September 30, 2013 and September 30, 2012 (iii) Consolidated Balance Sheets at September 30, 2013 and June 30, 2013; (iv) Consolidated Statement of Changes in Shareholders’ Deficit as of September 30, 2013; (v) Consolidated Statement of Cash Flows for the Three Months Ended September 30, 2013 and 2012; and (vi) Notes to unaudited Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date:	November 12, 2013	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date:	November 12, 2013	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Executive Vice President & Chief Financial Officer