Form 10-Q
period 2013-12-31
Catalent Pharma Solutions, Inc.
filed 2014-02-10
CIK 1416083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 3, 2014, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

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
Some of the factors that may cause actual results, developments and business decisions to differ materially from those contemplated by such forward-looking statements include, but are not limited to, those described under the section entitled “Risk Factors” in Catalent Pharma Solution Inc.’s (“Catalent” or the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and the following:

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

PART I.    FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net revenue	$440.7	$436.1	$855.0	$848.1
Cost of sales	303.3	296.1	598.4	590.6
Gross margin	137.4	140.0	256.6	257.5
Selling, general and administrative expenses	87.5	86.2	168.6	168.0
Impairment charges and (gain)/loss on sale of assets	—	2.6	—	2.4
Restructuring and other	5.4	5.6	8.4	9.1
Operating earnings/(loss)	44.5	45.6	79.6	78.0
Interest expense, net	41.5	53.2	82.4	107.1
Other (income)/expense, net	(1.4)	12.0	(2.4)	12.0
Earnings/(loss) from continuing operations, before income taxes	4.4	(19.6)	(0.4)	(41.1)
Income tax expense/(benefit)	23.3	8.0	16.7	6.0
Earnings/(loss) from continuing operations	(18.9)	(27.6)	(17.1)	(47.1)
Net earnings/(loss) from discontinued operations, net of tax	(0.6)	0.2	(1.0)	—
Net earnings/(loss)	(19.5)	(27.4)	(18.1)	(47.1)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.3)	—	(0.4)	—
Net earnings/(loss) attributable to Catalent	$(19.2)	$(27.4)	$(17.7)	$(47.1)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net earnings/(loss)	$(19.5)	$(27.4)	$(18.1)	$(47.1)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	(10.2)	(15.9)	10.2	11.5
Defined benefit pension plan	0.2	—	0.4	—
Deferred compensation	0.7	0.1	1.2	0.4
Changes in derivatives for the period	—	7.0	—	13.5
Other comprehensive income/(loss), net of tax	(9.3)	(8.8)	11.8	25.4
Comprehensive income/(loss)	(28.8)	(36.2)	(6.3)	(21.7)
Comprehensive income/(loss) attributable to noncontrolling interest	(0.3)	—	(0.4)	—
Comprehensive income/(loss) attributable to Catalent	$(28.5)	$(36.2)	$(5.9)	$(21.7)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions except per share amounts)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$64.2	106.4
Trade receivables, net	317.3	358.0
Inventories	140.3	124.9
Prepaid expenses and other	90.3	88.6
Total current assets	612.1	677.9
Property, plant, and equipment, net	838.2	814.5
Other assets:
Goodwill	1,081.5	1,023.4
Other intangibles, net	371.1	372.2
Deferred income taxes	130.9	132.2
Other	39.1	36.6
Total assets	$3,072.9	3,056.8
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$59.2	35.0
Accounts payable	120.5	150.8
Other accrued liabilities	226.3	224.5
Total current liabilities	406.0	410.3
Long-term obligations, less current portion	2,671.6	2,656.6
Pension liability	135.2	134.1
Deferred income taxes	215.7	219.1
Other liabilities	53.6	47.0
Commitment and contingencies (see Note 13)

Redeemable noncontrolling interest	4.7	—

Shareholder’s deficit:
Common stock $0.01 par value; 1,000 shared authorized, 100 shares issued	—	—
Additional paid in capital	1,029.9	1,027.4
Accumulated deficit	(1,446.5)	(1,428.8)
Accumulated other comprehensive income/(loss)	2.5	(9.3)
Total Catalent shareholder’s deficit	(414.1)	(410.7)
Noncontrolling interest	0.2	0.4
Total shareholder’s deficit	(413.9)	(410.3)
Total liabilities, redeemable noncontrolling interest and shareholder’s deficit	$3,072.9	3,056.8
The accompanying notes are an integral part of these unaudited consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholder’s Equity/(Deficit)
(Unaudited; Dollars in millions)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)/Income	Noncontrolling Interest	Total Shareholder’s (Deficit)/Equity
Balance at June 30, 2013	$—	$1,027.4	$(1,428.8)	$(9.3)	$0.4	$(410.3)
Equity contribution		0.2				0.2
Equity compensation		2.3				2.3
Net earnings/(loss)			(17.7)		(0.2)	(17.9)
Other comprehensive income/(loss)				11.8		11.8
Balance at December 31, 2013	$—	$1,029.9	$(1,446.5)	$2.5	$0.2	$(413.9)
The accompanying notes are an integral part of these unaudited consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Six Months Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(18.1)	$(47.1)
Net earnings/(loss) from discontinued operations	(1.0)	—
Earnings/(loss) from continuing operations	(17.1)	(47.1)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	73.8	75.8
Non-cash foreign currency transaction (gains)/losses, net	(7.8)	4.2
Amortization and write off of debt financing costs	6.1	9.9
Asset impairments and (gain)/loss on sale of assets	—	2.4
Call premium payments and financing fees paid	—	7.6
Equity compensation	2.3	1.6
Provision/(benefit) for deferred income taxes	(3.9)	(3.7)
Provision for bad debts and inventory	3.9	5.2
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	47.7	49.2
Decrease/(increase) in inventories	(10.9)	(32.3)
Increase/(decrease) in accounts payable	(35.5)	(4.7)
Other accrued liabilities and operating items, net	(17.1)	(42.4)
Net cash provided by/(used in) operating activities from continuing operations	41.5	25.7
Net cash provided by/(used in) operating activities from discontinued operations	(1.1)	—
Net cash provided by/(used in) operating activities	40.4	25.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(39.8)	(52.8)
Proceeds from sale of property and equipment	0.8	0.2
Payment for acquisitions, net	(51.0)	—
Net cash provided by/(used in) investing activities from continuing operations	(90.0)	(52.6)
Net cash provided by/(used in) investing activities from discontinued operations	4.0	—
Net cash provided by/(used in) investing activities	(86.0)	(52.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	15.0	(7.1)
Proceeds from borrowing, net	0.7	341.7
Payments related to long-term obligations	(15.2)	(370.3)
Reclassification of call premium payments	—	(7.6)
Equity contribution/(redemption)	0.2	0.4
Net cash (used in)/provided by financing activities from continuing operations	0.7	(42.9)
Net cash (used in)/provided by financing activities from discontinued operations	—	—
Net cash (used in)/provided by financing activities	0.7	(42.9)
Effect of foreign currency on cash	2.7	3.6
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(42.2)	(66.2)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	106.4	139.0
CASH AND EQUIVALENTS AT END OF PERIOD	$64.2	$72.8
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$77.7	$102.1
Income taxes paid, net	$12.4	$5.5

The accompanying notes are an integral part of these unaudited consolidated financial statements

Catalent Pharma Solutions, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Unaudited; Dollars in millions except per share amounts)

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Catalent Pharma Solutions, Inc. (“Catalent”, or the “Company”) is a direct wholly-owned subsidiary of PTS Intermediate Holdings LLC ("Intermediate Holdings"). Intermediate Holdings is a direct wholly-owned subsidiary of Catalent, Inc. (“Parent”) and Parent is 100% owned by Phoenix Charter LLC (“Phoenix”) and certain members of the Company’s senior management. Phoenix is wholly-owned by BHP PTS Holdings L.L.C., an entity controlled by affiliates of The Blackstone Group (“Blackstone”), a global private investment and advisory firm.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. The consolidated balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission.
Noncontrolling interest is included within the equity section in the consolidated balance sheets. Redeemable noncontrolling interest has been classified as temporary equity and is therefore reported outside of permanent equity on the consolidated balance sheets at the greater of the initial carrying amount adjusted for the noncontrolling interest's share of net earnings/(loss) or its redemption value. We present the amount of consolidated net earnings/(loss) that is attributable to Catalent and the noncontrolling interest in the consolidated statements of operations. Furthermore, we disclose the amount of comprehensive income that is attributable to Catalent and the noncontrolling interest in the consolidated statements of comprehensive income/(loss).
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
Foreign Currency Translation
The financial statements of the Company’s operations outside the U.S. are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. The currency fluctuation related to certain long-term inter-company loans deemed to not be repayable in the foreseeable future have been recorded within the cumulative translation adjustment, a component of other comprehensive income/(loss). In addition, the currency fluctuation associated with the portion of the Company’s euro-denominated debt designated as a net investment hedge is included as a component of other comprehensive income/(loss). Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other (income)/expense, net”. Such foreign currency transaction gains and losses include inter-company loans repayable in the foreseeable future that are long-term in nature.

Revenue Recognition
In accordance with Accounting Standard Codification (ASC) 605 Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, the services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances, if any.
The Company manufactures products on behalf of its customers. Revenue is recognized upon delivery of the product in accordance with the terms of the contract, which specify when transfer of title and risk of loss occurs. The Company also generates revenue through royalty fees, research and development product license fees, participation fees, annual exclusivity fees, option fees to extend exclusivity agreements, and milestone payments for attaining certain regulatory approvals, which are recognized at fair value. Exclusivity payments are paid by customers in return for the Company's commitment to manufacture certain products for those customers only. The revenue related to those agreements is recognized over the term of the exclusivity agreement or the term of the option agreement unless a particular milestone is designated, in which case revenue is recognized when service obligations or performance have been completed. Some of the Company’s manufacturing contracts with its customers have annual minimum purchase requirements. At the end of the contract year, revenue is recognized for the unfilled purchase obligation in accordance with the contract terms.
Arrangements containing multiple revenue generating activities, including service arrangements, are accounted for in accordance with applicable accounting guidance included within the framework of U.S. GAAP. If the deliverable meets the criteria of a separate unit of accounting, the arrangement revenue is allocated to each element based upon its relative fair value. Generally, in cases where we have multiple contracts with the same customer, we treat such contracts as separate arrangements.
Goodwill
The Company accounts for purchased goodwill and intangible assets with indefinite lives in accordance with ASC 350 Intangibles—Goodwill and Other (ASC 350). Under ASC 350, goodwill and intangible assets with indefinite lives are not amortized, but instead are tested for impairment at least annually. The Company has elected to perform its annual impairment analysis during its fourth fiscal quarter each year or earlier if indicators of impairment are present.
Property and Equipment and Other Definite Lived Intangible Assets
Property and equipment are stated at cost, net of depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following range of useful lives for its property and equipment categories: buildings and improvements - 5 to 50 years; machinery and equipment - 3 to 10 years; and furniture and fixtures - 3 to 7 years. Depreciation expense was $26.8 million and $53.0 million for the three and six months ended December 31, 2013 and $27.9 million and $54.7 million for the three and six months ended December 31, 2012. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Intangible assets with finite lives, primarily including customer relationships, patents and trademarks, continue to be amortized over their useful lives. The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360 Property, Plant and Equipment (ASC 360). This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Consolidated Statements of Operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arm's length transactions.
Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general and administrative expenses. Such research and development costs included in selling, general and administrative expenses amounted to $4.5 million and $7.9 million for three and six months ended December 31, 2013 and $4.0 million and $6.7 million for three and six months ended December 31, 2012. Costs incurred in connection with research and development services we provide to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $8.4 million and $15.8 million for the three and six months ended December 31, 2013 and $8.9 million and $17.3 million for the three and six months ended December 31, 2012.

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
The following table summarizes the changes between June 30, 2013 and December 31, 2013 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Oral Technologies	Medication Delivery Solutions	Development & Clinical Services	Total
Balance at June 30, 2013 (1)	$833.2	$—	$190.2	$1,023.4
Additions/(impairments)(2)	33.1	—	—	33.1
Foreign currency translation adjustments	15.2	—	9.8	25.0
Balance at December 31, 2013	$881.5	$—	$200.0	$1,081.5

(1)	The opening balance is reflective of historical impairment charges related to the Medication Delivery Solutions segment of approximately $158.0 million.

(2)	Acquired goodwill of $33.1 million in our Oral Technologies segment was generated from acquisitions in Brazil and China during the six months ended December 31, 2013.
No goodwill impairment charges were required during the current or comparable prior year period. When required, impairment charges are recorded within the Consolidated Statement of Operations as Impairment charges and (gain)/loss on sale of assets.

3.	DEFINITE LIVED LONG-LIVED ASSETS
The Company’s definite lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives.
The details of other intangible assets subject to amortization as of December 31, 2013 and June 30, 2013, are as follows:

(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
December 31, 2013
Amortized intangibles:
Core technology	$148.4	$(49.0)	$99.4
Customer relationships	228.0	(59.1)	168.9
Product relationships	234.6	(131.8)	102.8
Total intangible assets	$611.0	$(239.9)	$371.1

(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2013
Amortized intangibles:
Core technology	$143.7	$(44.4)	$99.3
Customer relationships	214.3	(50.1)	164.2
Product relationships	227.1	(118.4)	108.7
Total intangible assets	$585.1	$(212.9)	$372.2

Amortization expense was $10.5 million and $20.8 million for the three and six months ended December 31, 2013 and $10.6 million and $21.1 million for the three and six months ended December 31, 2012.
Amortization expense in future periods is estimated to be:

(Dollars in millions)	Remainder Fiscal 2014	2015	2016	2017	2018	2019
Amortization expense	$20.7	$41.0	$41.0	$40.4	$40.4	$31.5

4.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At December 31, 2013, the Company had euro denominated debt outstanding of $572.6 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. For the three and six months ended December 31, 2013, the Company recorded an unrealized foreign exchange loss of $4.0 million and a loss of $15.4 million, respectively, within cumulative translation adjustment. For the three and six months ended December 31, 2012, the Company recorded an unrealized foreign exchange loss of $9.8 million and a loss of $25.8 million, respectively, within cumulative translation adjustment. The net accumulated gain of this net investment as of December 31, 2013 included within other comprehensive income/(loss) was approximately $47.7 million. For the three and six months ended December 31, 2013, the Company recognized an unrealized foreign exchange loss of $2.6 million and a loss of $10.3 million in the consolidated statement of operations related to a portion of its euro-denominated debt not designated as a net investment hedge. For the three and six months ended December 31, 2012, the Company recognized an unrealized foreign exchange loss of $3.3 million and a loss of $9.6 million, respectively.
Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the hedged net investment is either sold or substantially liquidated.
Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives historically were to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of December 31, 2013, we did not have any interest rate swap agreements in place.

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
The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements using:
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$2.5	$2.5	$—	$—
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
The carrying amounts and the estimated fair values of financial instruments as of December 31, 2013 and June 30, 2013, are as follows:

	December 31, 2013		June 30, 2013
(Dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,730.8	$2,782.8	$2,691.6	$2,633.2

6.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at December 31, 2013 and June 30, 2013:

(Dollars in millions)	Maturity	December 31, 2013	June 30, 2013
Senior Secured Credit Facilities
Term loan facility dollar-denominated	September 2016	$787.9	$791.3
Term loan facility dollar-denominated	September 2017	644.2	646.3
Term loan facility euro-denominated	September 2016	277.6	266.6
9 3/4 % Senior Subordinated euro-denominated Notes	April 2017	295.0	281.9
7 7/8 % Senior Notes	October 2018	348.5	348.2
Senior Unsecured Term Loan Facility	December 2017	274.2	274.1
$200.3 million Revolving Credit Facility	April 2016	30.0	—
Other obligations	2013 to 2032	73.4	83.2
Total		2,730.8	2,691.6
Less: Current portion of long-term obligations and other short-term borrowings		59.2	35.0
Long-term obligations, less current portion short-term borrowings		$2,671.6	$2,656.6
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
As of December 31, 2013, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

7.	INCOME TAXES
The Company accounts for income taxes in accordance with the provision of ASC 740 Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets and the tax impact of changes in our ASC 740 unrecognized tax benefit reserves. In the normal course of business, we are subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. We are no longer subject to non-U.S. income tax examinations for years prior to 2005. Under the terms of the purchase agreement related to the 2007 acquisition, the Company is indemnified by its former owner for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of December 31, 2013 and June 30, 2013, approximately $2.9 million and $6.6 million of unrecognized tax benefit is subject to indemnification by our former owner, respectively.
ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. As of December 31, 2013, the Company had a total of $58.0 million of unrecognized tax benefits. A reconciliation of our reserves for uncertain tax positions, excluding accrued interest and penalties, for December 31, 2013 is as follows:

Balance at June 30, 2013	$37.7
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	24.1
Reductions for tax positions of prior years	(3.8)
Balance at December 31, 2013	$58.0
As of December 31, 2013 and June 30, 2013, the Company had a total of $62.9 million and $42.7 million of uncertain tax positions (including accrued interest and penalties), respectively. As of these dates, $33.1 million and $9.6 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2013 and June 30, 2013, the Company has approximately $4.8 million and $5.0 million of accrued interest and penalties related to uncertain tax positions, respectively. As of these dates, the portion of such interest and penalties subject to indemnification by our former owner is $2.4 million and $4.1 million, respectively.

8.	EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$0.7	$0.8	$1.4	$1.5
Interest cost	3.1	3.1	6.1	6.1
Expected return on plan assets	(2.6)	(2.5)	(5.1)	(5.0)
Amortization (1)	0.3	0.2	0.6	0.4
Net amount recognized	$1.5	$1.6	$3.0	$3.0

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).
The Company has recorded $39.7 million in obligations related to its withdrawal from a multi-employer pension plan related to a former commercial packaging site, a clinical services site and a former printed components operation. The estimated discounted value of the projected contributions related to these plans is $39.7 million as of December 31, 2013 and June 30, 2013. The annual cash impact associated with our long term obligation approximates $1.7 million per year. Refer to Note 12 to the Consolidated Financial Statements for further discussion.

9.	RELATED PARTY TRANSACTIONS
Advisor Transaction and Management Fees
The Company is party to a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investors’ investment in Phoenix. The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the three and six months ended December 31, 2013 this management fee was approximately $3.2 million and $6.4 million, respectively and was $3.3 million and $6.6 million, respectively for three and six months ended December 31, 2012, and is recorded within selling, general and administrative expenses in the Consolidated Statements of Operations.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The components of the changes in the cumulative translation adjustment and minimum pension liability for the three and six months ended December 31, 2013 and December 31, 2012 are presented below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Cumulative translation adjustments:
Net investment hedge	$(4.0)	$(9.8)	$(15.4)	$(25.8)
Long term intercompany loans	6.1	—	18.3	—
Translation adjustments	(12.3)	(6.1)	7.3	37.3
Total cumulative translation adjustment	(10.2)	(15.9)	10.2	11.5

Net change in minimum pension liability
Net gain/(loss) recognized during the period	0.3	—	0.6	—
Total pension, pretax	0.3	—	0.6	—
Tax expense/(benefit) (1)	(0.1)	—	(0.2)	—
Net change in minimum pension liability, net of tax	$0.2	$—	$0.4	$—
(1) Tax related to minimum pension liability relate to the Company's foreign operations.

Tax related to the minimum pension liability generated in the U.S., foreign currency translation adjustments related to the net investment hedge, unrealized gains/(losses) and derivatives and deferred compensation have a full valuation allowance recorded offsetting the tax impact resulting in a net zero tax impact for the two years presented.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component

For the three months ended December 31, 2013 the changes in accumulated other comprehensive income by component are as follows:

	Foreign Exchange Translation Adjustments	Pension and Other Post-Retirement Adjustments	Deferred Compensation	Total
Balance at September 30, 2013	$35.5	$(25.7)	$2.0	$11.8
Other comprehensive income/(loss) before reclassifications	(10.2)	—	0.7	(9.5)
Amounts reclassified from accumulated other comprehensive income	—	0.2	—	0.2
Net current period other comprehensive income (loss)	(10.2)	0.2	0.7	(9.3)
Balance as of December 31, 2013	$25.3	$(25.5)	$2.7	$2.5

For the three months ended December 31, 2013 the Company reclassified $0.3 million of actuarial losses related to its defined benefit pension and other post-retirement benefit plans from accumulated other comprehensive income into selling, general and administrative expenses. Due to this reclassification, the company recognized an income tax benefit of $0.1 million for the three months ended December 31, 2013.

For the six months ended December 31, 2013 the changes in accumulated other comprehensive income by component are as follows:

	Foreign Exchange Translation Adjustments	Pension and Other Post-Retirement Adjustments	Deferred Compensation	Total
Balance at June 30, 2013	$15.1	$(25.9)	$1.5	$(9.3)
Other comprehensive income/(loss) before reclassifications	10.2	—	1.2	11.4
Amounts reclassified from accumulated other comprehensive income	—	0.4	—	0.4
Net current period other comprehensive income (loss)	10.2	0.4	1.2	11.8
Balance as of December 31, 2013	$25.3	$(25.5)	$2.7	$2.5

For the six months ended December 31, 2013, the Company reclassified $0.6 million of actuarial losses related to its defined benefit pension and other post-retirement benefit plans from accumulated other comprehensive income into selling, general and administrative expenses. Due to this reclassification, the company recognized an income tax benefit of $0.2 million for six months ended December 31, 2013, respectively.

11.	REDEEMABLE NONCONTROLLING INTEREST
In July 2013, the Company acquired a 67% controlling interest in a softgel manufacturing facility located in Haining, China. The noncontrolling interest shareholders have the right to jointly sell the remaining 33% interest to Catalent during the 30-day period following the third anniversary of closing for a price based on the greater of (1) an amount that would provide the noncontrolling interest shareholders a return on their investment of a predetermined amount per annum on their pro rata share of the initial valuation or (2) a multiple of the sum of the target's earnings before interest, taxes, depreciation and amortization and amortization less net debt for the four quarters immediately preceding such sale. Noncontrolling interest with redemption features, such as the arrangement described above, that are not solely within the Company's control are considered redeemable noncontrolling interests, which is considered temporary equity and is therefore reported outside of permanent equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the noncontrolling interest's share of net income/(loss) or its redemption value. As of December 31, 2013, the redemption value of the redeemable noncontrolling interest approximated the carrying value.

12.	COMMITMENTS AND CONTINGENCIES
As previously disclosed with regard to the Company’s participation in a multi-employer pension plan, the Company notified the plan trustees of its withdrawal from such plan in fiscal 2012. The withdrawal from the plan resulted in the recognition of liabilities associated with the Company’s long term obligations in both the prior and current year periods, which were primarily recorded as an expense within discontinued operations. The actuarial review process, which is administered by the plan trustees, is ongoing and we await final determination as to the company’s ultimate liability. The annual cash impact associated with our long term obligation approximates $1.7 million per year. Refer to Note 8 on the Consolidated Financial Statements for further discussion.

Beginning in November 2006, we, along with several pharmaceutical companies, have been named in approximately 380 civil lawsuits. These lawsuits were filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. All but one of these lawsuits have been dismissed or settled. We were not required to make any contribution toward any settlement to date. While it is not possible to determine with any degree of certainty the ultimate outcome of this legal proceeding, including making a determination of liability, we believe we have meritorious defenses with respect to the claims asserted against us and intend to vigorously defend our position.

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

13.	SEGMENT INFORMATION
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
The following tables include net revenue and Segment EBITDA during the three and six months ended December 31, 2013 and December 31, 2012:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2013	2012	2013	2012
Oral Technologies
Net revenue	$285.8	$290.1	$544.7	$549.9
Segment EBITDA	74.6	79.3	135.0	138.4
Medication Delivery Solutions
Net revenue	55.3	52.5	111.8	97.3
Segment EBITDA	7.0	6.8	15.2	8.8
Development and Clinical Services
Net revenue	102.1	96.4	203.1	205.1
Segment EBITDA	18.5	18.7	34.2	39.6
Inter-segment revenue elimination	(2.5)	(2.9)	(4.6)	(4.2)
Unallocated Costs (1)	(16.6)	(32.7)	(28.2)	(45.0)
Combined Totals:
Net revenue	$440.7	$436.1	$855.0	$848.1

EBITDA from continuing operations	$83.5	$72.1	$156.2	$141.8

 (1) Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2013	2012	2013	2012
Impairment charges and gain/(loss) on sale of assets	$—	$(2.6)	$—	$(2.4)
Equity compensation	(1.1)	(0.6)	(2.3)	(1.6)
Restructuring and other special items	(8.1)	(10.0)	(14.8)	(14.5)
Sponsor advisory fee	(3.2)	(3.3)	(6.4)	(6.6)
Noncontrolling interest	0.3	—	0.4	—
Other income (expense), net (2)	1.4	(12.0)	2.4	(12.0)
Non-allocated corporate costs, net	(5.9)	(4.2)	(7.5)	(7.9)
Total unallocated costs	$(16.6)	$(32.7)	$(28.2)	$(45.0)

(2) Other income primarily relates to realized and unrealized gains/(losses) related to foreign currency translation. The prior year period included charges associated with redemption of our Senior Toggle Notes.
Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollars in millions)	2013	2012	2013	2012
Earnings/(loss) from continuing operations	$(18.9)	$(27.6)	$(17.1)	$(47.1)
Depreciation and amortization	37.3	38.5	73.8	75.8
Interest expense, net	41.5	53.2	82.4	107.1
Income tax (benefit)/expense	23.3	8.0	16.7	6.0
Noncontrolling interest	0.3	—	0.4	—
EBITDA from continuing operations	$83.5	$72.1	$156.2	$141.8

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Balance Sheets:

(Dollars in millions)	December 31, 2013	June 30, 2013
Assets
Oral Technologies	$2,569.4	$2,464.4
Medication Delivery Solutions	276.1	286.2
Development and Clinical Services	671.4	645.9
Corporate and eliminations	(444.0)	(339.7)
Total assets	$3,072.9	$3,056.8

14.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplementary balance sheet information at December 31, 2013 and June 30, 2013, is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consisted of the following:

(Dollars in millions)	December 31, 2013	June 30, 2013
Raw materials and supplies	$83.6	$70.6
Work-in-process	21.6	26.1
Finished goods	46.0	40.0
Total inventories, gross	151.2	136.7
Inventory reserve	(10.9)	(11.8)
Inventories	$140.3	$124.9

Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	December 31, 2013	June 30, 2013
Prepaid expenses	$22.9	$16.2
Spare parts supplies	12.3	11.8
Deferred income taxes	18.0	16.3
Other current assets	37.1	44.3
Total prepaid expenses and other	$90.3	$88.6

Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	December 31, 2013	June 30, 2013
Land, buildings, and improvements	$604.3	$552.7
Machinery, equipment, and capitalized software	665.1	641.6
Furniture and fixtures	8.3	9.0
Construction in progress	64.7	61.6
Property, plant, and equipment, at cost	1,342.4	1,264.9
Accumulated depreciation	(504.2)	(450.4)
Property, plant, and equipment, net	$838.2	$814.5

Other assets
Other assets consist of the following:

(Dollars in millions)	December 31, 2013	June 30, 2013
Deferred long term debt financing costs	$15.9	$18.2
Other	23.2	18.4
Total other assets	$39.1	$36.6

Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	December 31, 2013	June 30, 2013
Accrued employee-related expenses	$63.4	$81.1
Restructuring accrual	5.3	6.0
Deferred income taxes	1.1	0.9
Accrued interest	12.1	12.5
Deferred revenue and fees	57.0	36.3
Accrued income taxes	33.4	30.7
Other accrued liabilities and expenses	54.0	57.0
Other accrued liabilities	$226.3	$224.5

15.	SUBSEQUENT EVENTS
In the preparation of its consolidated financial statements, the Company completed an evaluation of the impact of any subsequent events and determined there were no other subsequent events requiring disclosure in or adjustment to these financial statements.

16.	GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS
All obligations under the Credit Agreement, the Senior Subordinated Notes and the 7.875% Notes are unconditionally guaranteed by each of the Company’s existing U.S. wholly-owned domestic material subsidiaries, other than the Company’s Puerto Rico subsidiaries, subject to certain exceptions.
The following condensed financial information presents the Company’s Consolidating Statements of Operations for the three and six months ended December 31, 2013 and December 31, 2012, Consolidating Balance Sheet as of December 31, 2013 and June 30, 2013, and Consolidating Statements of Cash Flows for the three and six months ended December 31, 2013 and December 31, 2012 detailing: (a) Catalent Pharma Solutions, Inc. (“Issuer” and/or “Parent”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended December 31, 2013
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$162.5	$283.3	$(5.1)	$440.7
Cost of sales	—	100.9	207.5	(5.1)	303.3
Gross margin	—	61.6	75.8	—	137.4
Selling, general and administrative expenses	1.1	57.4	29.0	—	87.5
Impairment charges and (gain)/loss on sale of assets	0.1	—	(0.1)	—	—
Restructuring and other	—	3.3	2.1	—	5.4
Operating earnings/(loss)	(1.2)	0.9	44.8	—	44.5
Interest expense, net	31.7	0.5	9.3	—	41.5
Other (income)/expense, net	(13.2)	(54.8)	18.2	48.4	(1.4)
Earnings/(loss) from continuing operations before income taxes	(19.7)	55.2	17.3	(48.4)	4.4
Income tax expense/(benefit)	(0.4)	—	23.7	—	23.3
Earnings/(loss) from continuing operations	(19.3)	55.2	(6.4)	(48.4)	(18.9)
Net earnings/(loss) from discontinued operations, net of tax	(0.2)	(0.4)	—	—	(0.6)
Net earnings/(loss)	(19.5)	54.8	(6.4)	(48.4)	(19.5)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.3)	—	—	—	(0.3)
Net earnings/(loss) attributable to Catalent	(19.2)	54.8	(6.4)	(48.4)	(19.2)

Net earnings/(loss)	(19.5)	54.8	(6.4)	(48.4)	(19.5)
Other comprehensive income/(loss), net of tax	(9.3)	0.7	(12.1)	11.4	(9.3)
Comprehensive income/(loss)	$(28.8)	$55.5	$(18.5)	$(37.0)	$(28.8)

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended December 31, 2012
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$158.7	$281.2	$(3.8)	$436.1
Cost of sales	—	91.4	208.5	(3.8)	296.1
Gross margin	—	67.3	72.7	—	140.0
Selling, general and administrative expenses	0.5	59.0	26.7	—	86.2
Impairment charges and (gain)/loss on sale of assets	—	2.7	(0.1)	—	2.6
Restructuring and other	—	1.4	4.2	—	5.6
Operating earnings/(loss)	(0.5)	4.2	41.9	—	45.6
Interest expense, net	48.0	—	5.2	—	53.2
Other (income)/expense, net	(21.8)	(50.7)	22.0	62.5	12.0
Earnings/(loss) from continuing operations before income taxes	(26.7)	54.9	14.7	(62.5)	(19.6)
Income tax expense/(benefit)	0.7	1.4	5.9	—	8.0
Earnings/(loss) from continuing operations	(27.4)	53.5	8.8	(62.5)	(27.6)
Net earnings/(loss) from discontinued operations, net of tax	—	0.2	—	—	0.2
Net earnings/(loss)	(27.4)	53.7	8.8	(62.5)	(27.4)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	—	—	—	—
Net earnings/(loss) attributable to Catalent	(27.4)	53.7	8.8	(62.5)	(27.4)

Net earnings/(loss)	(27.4)	53.7	8.8	(62.5)	(27.4)
Other comprehensive income/(loss), net of tax	(8.8)	0.1	(6.3)	6.2	(8.8)
Comprehensive income/(loss)	$(36.2)	$53.8	$2.5	$(56.3)	$(36.2)

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Six Months Ended December 31, 2013
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$307.4	$556.3	$(8.7)	$855.0
Cost of sales	—	199.1	408.0	(8.7)	598.4
Gross margin	—	108.3	148.3	—	256.6
Selling, general and administrative expenses	2.3	110.8	55.2	0.3	168.6
Impairment charges and (gain)/loss on sale of assets	0.1	(0.2)	0.1	—	—
Restructuring and other	—	5.7	2.7	—	8.4
Operating earnings/(loss)	(2.4)	(8.0)	90.3	(0.3)	79.6
Interest expense, net	62.6	1.2	18.6	—	82.4
Other (income)/expense, net	(46.9)	(73.6)	38.2	79.9	(2.4)
Earnings/(loss) from continuing operations before income taxes	(18.1)	64.4	33.5	(80.2)	(0.4)
Income tax expense/(benefit)	—	0.5	16.2	—	16.7
Earnings/(loss) from continuing operations	(18.1)	63.9	17.3	(80.2)	(17.1)
Earnings/(loss) from discontinued operations, net of tax	—	(1.0)	—	—	(1.0)
Net earnings/(loss)	(18.1)	62.9	17.3	(80.2)	(18.1)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.4)	—	—	—	(0.4)
Net earnings/(loss) attributable to Catalent	(17.7)	62.9	17.3	(80.2)	(17.7)

Net earnings/(loss)	(18.1)	62.9	17.3	(80.2)	(18.1)
Other comprehensive income/(loss) attributable to Catalent, net of tax	11.8	1.2	7.7	(8.9)	11.8
Comprehensive income/(loss)	$(6.3)	$64.1	$25.0	$(89.1)	$(6.3)

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Six Months Ended December 31, 2012
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$308.3	$550.7	$(10.9)	$848.1
Cost of sales	—	190.0	411.5	(10.9)	590.6
Gross margin	—	118.3	139.2	—	257.5
Selling, general and administrative expenses	1.6	114.1	52.3	—	168.0
Impairment charges and (gain)/loss on sale of assets	—	2.5	(0.1)	—	2.4
Restructuring and other	—	2.4	6.7	—	9.1
Operating earnings/(loss)	(1.6)	(0.7)	80.3	—	78.0
Interest expense, net	96.7	0.3	10.1	—	107.1
Other (income)/expense, net	(52.6)	(68.8)	42.3	91.1	12.0
Earnings/(loss) from continuing operations before income taxes	(45.7)	67.8	27.9	(91.1)	(41.1)
Income tax expense/(benefit)	1.4	3.2	1.4	—	6.0
Earnings/(loss) from continuing operations	(47.1)	64.6	26.5	(91.1)	(47.1)
Earnings/(loss) from discontinued operations, net of tax	—	—	—	—	—
Net earnings/(loss)	(47.1)	64.6	26.5	(91.1)	(47.1)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	—	—	—	—
Net earnings/(loss) attributable to Catalent	(47.1)	64.6	26.5	(91.1)	(47.1)

Net earnings/(loss)	(47.1)	64.6	26.5	(91.1)	(47.1)
Other comprehensive income/(loss) attributable to Catalent, net of tax	25.4	0.4	37.0	(37.4)	25.4
Comprehensive income/(loss)	$(21.7)	$65.0	$63.5	$(128.5)	$(21.7)

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Balance Sheet
December 31, 2013
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$2.9	$7.5	$53.8	$—	$64.2
Trade receivables, net	—	122.9	194.4	—	317.3
Intercompany receivables	375.9	14.3	214.7	(604.9)	—
Inventories	—	29.6	110.7	—	140.3
Prepaid expenses and other	4.6	30.1	55.6	—	90.3
Total current assets	383.4	204.4	629.2	(604.9)	612.1
Property, plant, and equipment, net	(0.3)	380.2	458.3	—	838.2
Other assets:
Goodwill	—	332.0	749.5	—	1,081.5
Other intangibles, net	—	86.4	284.7	—	371.1
Investment in subsidiaries	2,953.3	—	—	(2,945.7)	7.6
Deferred income taxes	10.8	74.8	45.3	—	130.9
Other	16.0	12.1	3.4	—	31.5
Total assets	$3,363.2	$1,089.9	$2,170.4	$(3,550.6)	$3,072.9
Liabilities, Redeemable noncontrolling interest, and Shareholder’s Deficit
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$48.3	$1.6	$9.3	$—	$59.2
Accounts payable	—	30.2	90.3	—	120.5
Intercompany accounts payable	1,231.5	(1,229.8)	70.6	(72.3)	—
Other accrued liabilities	15.1	85.1	126.1	—	226.3
Total current liabilities	1,294.9	(1,112.9)	296.3	(72.3)	406.0
Long-term obligations, less current portion	2,609.1	24.1	38.4	—	2,671.6
Intercompany long-term debt	(144.8)	0.5	676.9	(532.6)	—
Pension liability	—	57.4	77.8	—	135.2
Deferred income taxes	17.9	116.0	81.8	—	215.7
Other liabilities	—	29.5	24.1	—	53.6

Redeemable noncontrolling interest	—	—	4.7	—	4.7

Shareholder’s equity/(deficit):
Total Catalent shareholder’s equity/(deficit)	(413.9)	1,975.3	970.2	(2,945.7)	(414.1)
Noncontrolling interest	—	—	0.2	—	0.2
Total shareholder’s deficit	(413.9)	1,975.3	970.4	(2,945.7)	(413.9)
Total liabilities, redeemable noncontrolling interest, and shareholder’s deficit	$3,363.2	$1,089.9	$2,170.4	$(3,550.6)	$3,072.9

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Balance Sheet
June 30, 2013
(Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$5.3	$16.2	$84.9	$—	$106.4
Trade receivables, net	—	143.0	215.0	—	358.0
Intercompany receivables	368.7	18.8	159.6	(547.1)	—
Inventories	—	26.2	98.7	—	124.9
Prepaid expenses and other	(15.0)	57.3	46.3	—	88.6
Total current assets	359.0	261.5	604.5	(547.1)	677.9
Property, plant, and equipment, net	(0.2)	375.9	438.8	—	814.5
Other assets:
Goodwill	—	332.0	691.4	—	1,023.4
Other intangibles, net	—	92.2	280.0	—	372.2
Investment in subsidiaries	2,861.3	—	—	(2,856.1)	5.2
Deferred income taxes	38.3	47.5	46.4	—	132.2
Other	18.2	10.2	3.0	—	31.4
Total assets	$3,276.6	$1,119.3	$2,064.1	$(3,403.2)	$3,056.8
Liabilities, Redeemable Noncontrolling Interest, and Shareholder’s Deficit
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$18.2	$6.5	$10.3	$—	$35.0
Accounts payable	—	48.9	101.9	—	150.8
Intercompany accounts payable	1,215.0	(1,219.0)	53.1	(49.1)	—
Other accrued liabilities	15.2	100.0	113.9	(4.6)	224.5
Total current liabilities	1,248.4	(1,063.6)	279.2	(53.7)	410.3
Long-term obligations, less current portion	2,590.3	25.1	41.2	—	2,656.6
Intercompany long-term debt	(169.7)	0.5	662.6	(493.4)	—
Pension liability	—	57.6	76.5	—	134.1
Deferred income taxes	17.9	116.0	85.2	—	219.1
Other liabilities	—	26.5	20.5	—	47.0

Redeemable noncontrolling interest	—	—	—	—	—

Shareholder’s equity/(deficit):
Total Catalent shareholder’s equity/(deficit)	(410.3)	1,957.2	898.5	(2,856.1)	(410.7)
Noncontrolling interest	—	—	0.4	—	0.4
Total shareholder’s deficit	(410.3)	1,957.2	898.9	(2,856.1)	(410.3)
Total liabilities, redeemable noncontrolling interest, and shareholder’s deficit	$3,276.6	$1,119.3	$2,064.1	$(3,403.2)	$3,056.8

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Six Months Ended December 31, 2013
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities from continuing operations	$(87.1)	$73.1	$55.5	$—	$41.5
Net cash provided by/(used in) operating activities from discontinued operations	—	(1.1)	—	—	(1.1)
Net cash provided by/(used in) operating activities	(87.1)	72.0	55.5	—	40.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and other productive assets	—	(21.1)	(18.7)	—	(39.8)
Proceeds from sale of property and equipment	—	0.3	0.5	—	0.8
Payment for acquisitions, net	(51.0)	—	—	—	(51.0)
Net cash provided by/(used in) investing activities from continuing operations	(51.0)	(20.8)	(18.2)	—	(90.0)
Net cash provided by/(used in) investing activities from discontinued operations	—	4.0	—	—	4.0
Net cash provided by/(used in) investing activities	(51.0)	(16.8)	(18.2)	—	(86.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	114.3	(58.0)	(56.3)	—	—
Net change in short-term borrowings	30.0	(5.0)	(10.0)	—	15.0
Proceeds from borrowing, net	—	—	0.7	—	0.7
Payments related to long-term obligations	(8.8)	(0.9)	(5.5)	—	(15.2)
Equity contribution/(redemption)	0.2	—	—	—	0.2
Net cash (used in)/provided by financing activities from continuing operations	135.7	(63.9)	(71.1)	—	0.7
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—
Net cash (used in)/provided by financing activities	135.7	(63.9)	(71.1)	—	0.7
Effect of foreign currency on cash	—	—	2.7	—	2.7
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(2.4)	(8.7)	(31.1)	—	(42.2)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5.3	16.2	84.9	—	106.4
CASH AND EQUIVALENTS AT END OF PERIOD	$2.9	$7.5	$53.8	$—	$64.2

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Six Months Ended December 31, 2012
(Unaudited; Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities from continuing operations	$(136.7)	$80.8	$81.6	$—	$25.7
Net cash provided by/(used in) operating activities from discontinued operations	—	—	—	—	—
Net cash provided by/(used in) operating activities	(136.7)	80.8	81.6	—	25.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	—	(32.7)	(20.1)	—	(52.8)
Proceeds from sale of property and equipment	—	0.1	0.1	—	0.2
Net cash provided by/(used in) investing activities from continuing operations	—	(32.6)	(20.0)	—	(52.6)
Net cash provided by/(used in) investing activities from discontinued operations	—	—	—	—	—
Net cash provided by/(used in) investing activities	—	(32.6)	(20.0)	—	(52.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	159.1	(72.5)	(86.6)	—	—
Net change in short-term borrowings	—	(4.6)	(2.5)	—	(7.1)
Proceeds from borrowing, net	341.7	—	—	—	341.7
Repayments of long-term obligations	(358.9)	(1.5)	(9.9)	—	(370.3)
Reclassification of call premium payment	(7.6)	—	—	—	(7.6)
Equity contribution/(redemption)	0.4	—	—	—	0.4
Net cash (used in)/provided by financing activities from continuing operations	134.7	(78.6)	(99.0)	—	(42.9)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—
Net cash provided by/(used in) financing activities	134.7	(78.6)	(99.0)	—	(42.9)
Effect of foreign currency on cash	—	—	3.6	—	3.6
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(2.0)	(30.4)	(33.8)	—	(66.2)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2.7	49.5	86.8	—	139.0
CASH AND EQUIVALENTS AT END OF PERIOD	$0.7	$19.1	$53.0	$—	$72.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We are the leading global provider of advanced delivery technologies and development solutions for drugs, biologics and consumer health products. Our oral, injectable, and respiratory delivery technologies address the full diversity of the pharmaceutical industry including small molecules, large molecule biologics and consumer health products. Through our extensive capabilities and deep expertise in product development, we help our customers take products to market faster, including nearly half of new drug products approved by the U.S. Food and Drug Administration (“FDA”) in the last decade. Our advanced delivery technology platforms, broad and deep intellectual property, and proven formulation, manufacturing and regulatory expertise enable our customers to develop more products and better treatments. We operate through four operating segments: Development & Clinical Services, Softgel Technologies, Modified Release Technologies, and Medication Delivery Solutions. We believe that through our investments in growth-enabling capacity and capabilities, our ongoing focus on operational and quality excellence, our innovation activities, the sales of existing customer products, the introduction of new customer products, our patents and innovation activities and our entry into new markets, we will continue to benefit from attractive and differentiated margins and realize the growth potential from these areas.
For financial reporting purposes, we present three distinct financial reporting segments based on criteria established by U.S. generally accepted accounting principles (“U.S. GAAP”): Oral Technologies, Medication Delivery Solutions and Development and Clinical Services. The Oral Technologies segment includes the Softgel Technologies and Modified Release Technologies businesses.
Critical Accounting Policies and Estimates
The preparations of financial statements are in conformity with U.S. GAAP. These standards require management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset impairment, income taxes, derivative financial instruments, self insurance accruals, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts.
There were no material changes to the critical accounting policies or in the underlying accounting assumptions and estimates from those described in our fiscal year 2013 Annual Report on Form 10-K, other than recently adopted accounting principles, none of which had a material impact.
Key Performance Metrics
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
We believe that the presentation of EBITDA from continuing operations enhances an investor’s understanding of our financial performance. We believe this measure is a useful financial metric to assess our operating performance from period to period by excluding certain items that we believe are not representative of our core business and use this measure for business planning purposes. In addition, given the significant investments that we have made in the past in property, plant and equipment, depreciation and amortization expenses represent a meaningful portion of our cost structure. We believe that EBITDA from continuing operations will provide investors with a useful tool for assessing the comparability between periods of our ability to generate cash from operations sufficient to pay taxes, to service debt and to undertake capital expenditures because it eliminates depreciation and amortization expense. We present EBITDA from continuing operations in order to provide supplemental information that we consider relevant for the readers of our consolidated financial statements, and such information is not meant to replace or supersede U.S. GAAP measures. Our definition of EBITDA from continuing operations may not be the same as similarly titled measures used by other companies.

In addition, we evaluate the performance of our segments based on segment earnings before noncontrolling interest, other (income)/expense, impairments, restructuring costs, interest expense, income tax expense/(benefit), and depreciation and amortization (“Segment EBITDA”).
Under the indentures governing our notes, the senior credit agreement (the "Secured Credit Agreement"), and the credit agreement governing the senior unsecured term loan facility (the "Unsecured Credit Agreement"), our ability to engage in certain activities such as incurring certain additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Adjusted EBITDA (which is defined as “EBITDA” in the indentures and the credit agreement governing the senior unsecured term loan facility). Adjusted EBITDA is based on the definitions in our indentures and the credit agreement governing the senior unsecured term loan facility, is not defined under U.S. GAAP, and is subject to important limitations. We have included the calculations of Adjusted EBITDA for the periods presented. Adjusted EBITDA is the covenant compliance measure used in certain covenants under the indentures governing our notes and the credit agreement governing the senior unsecured term loan facility, particularly those governing debt incurrence and restricted payments. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
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

Results of Operations
Three Months Ended December 31, 2013 compared to the Three Months Ended December 31, 2012

	Three Months Ended December 31,		Increase/(Decrease)
(Dollars in millions)	2013	2012	Change $	Change %
Net revenue	$440.7	$436.1	$4.6	1%
Cost of sales	303.3	296.1	7.2	2%
Gross margin	137.4	140.0	(2.6)	(2)%
Selling, general and administrative expenses	87.5	86.2	1.3	2%
Impairment charges and (gain)/loss on sale of assets	—	2.6	(2.6)	*
Restructuring and other	5.4	5.6	(0.2)	(4)%
Operating earnings/(loss)	44.5	45.6	(1.1)	(2)%
Interest expense, net	41.5	53.2	(11.7)	(22)%
Other (income)/expense, net	(1.4)	12.0	(13.4)	*
Earnings/(loss) from continuing operations, before income taxes	4.4	(19.6)	24.0	*
Income tax expense/(benefit)	23.3	8.0	15.3	*
Earnings/(loss) from continuing operations	(18.9)	(27.6)	8.7	(32)%
Net earnings/(loss) from discontinued operations, net of tax	(0.6)	0.2	(0.8)	*
Net earnings/(loss)	(19.5)	(27.4)	7.9	(29)%
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.3)	—	(0.3)	*
Net earnings/(loss) attributable to Catalent	$(19.2)	$(27.4)	$8.2	(30)%

*	Percentage not meaningful
Net Revenue
Net revenue increased $4.6 million, or 1%, for the three months ended December 31, 2013 compared to the same period in the prior year. Excluding the unfavorable impact from foreign exchange fluctuation of $2.4 million, or 1%, net revenue increased by $7.0 million, or 2%, as compared to the same period in the prior year. The increase was primarily driven by increased demand in our Development and Clinical Services and Medication Delivery Solutions segments.
Gross Margin
Gross margin decreased $2.6 million, or 2%, for the three months ended December 31, 2013. Excluding the unfavorable impact from foreign exchange fluctuation of $0.9 million, or 1%, gross margin decreased by $1.7 million, or 1%, as compared to the same period in the prior year. The decrease in gross margin was primarily due to volume declines within our Oral Technologies segment and unfavorable mix within our Development and Clinical Services segment, partially offset by cost savings from programs enacted in earlier periods within our Oral Technologies segment.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $1.3 million, or 2%, for the three months ended December 31, 2013. Excluding the impact from foreign exchange fluctuation of $0.3 million, or less than 1% , selling, general and administrative expense increased by $1.6 million, or 2%, as compared to the same period in the prior year primarily due to employee compensation costs driven by inflationary increases, as compared to the prior year period which was partially offset by decreased integration costs related to the Aptuit CTS acquisition and lower amortization and depreciation expense.
Restructuring and Other
Restructuring and other charges of $5.4 million for the three months ended December 31, 2013 decreased $0.2 million compared to the three months ended December 31, 2012. The three months ended December 31, 2013 included restructuring initiatives across several of our operations which were enacted to improve cost efficiency which include site consolidation and employee related expenses. During the three months ended December 31, 2013, we completed the consolidation of the

Allendale clinical services operation into our flagship Philadelphia location. As a consequence of the consolidation, we recorded a charge with respect to vacant space approximating $2 million.
Interest Expense, net
Interest expense, net of $41.5 million for the three months ended December 31, 2013 decreased by $11.7 million, or 22%, compared to the three months ended December 31, 2012, primarily driven by the absence of interest rate swaps in the three months ended December 31, 2013 coupled with a lower average interest rate as a result of our debt refinancing activity which occurred in the three months ended December 31, 2012.
Other (Income)/Expense, net
Other income, net of $1.4 million for the three months ended December 31, 2013 changed from a net expense of $12.0 million in the three months ended December 31, 2012. The prior year balance was primarily driven by expense related to the October 2012 redemption of our Senior Toggle Notes, which included the call premium and the write off of unamortized deferred financing fees. Other income in the three months ended December 31, 2013 was primarily driven by non-cash unrealized gains related to foreign currency translation partially offset by realized losses related to foreign currency translation.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the three months ended December 31, 2013 was $23.3 million relative to earnings before income taxes of $4.4 million. Our provision for income taxes for the three months ended December 31, 2012 was $8.0 million relative to losses before income taxes of $19.6 million. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. The income tax provision for the three months ended December 31, 2013 is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Our effective tax rate as of December 31, 2013 reflects an increase in tax reserves related to uncertain tax positions outside of the United States, partially offset by benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.
Segment Review
Our results on a segment basis for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 are as follows:

	Three Months Ended December 31,		Increase/(Decrease)
(Dollars in millions)	2013	2012	Change $	Change %
Oral Technologies
Net revenue	$285.8	$290.1	$(4.3)	(1)%
Segment EBITDA	74.6	79.3	(4.7)	(6)%
Medication Delivery Solutions
Net revenue	55.3	52.5	2.8	5%
Segment EBITDA	7.0	6.8	0.2	3%
Development and Clinical Services
Net revenue	102.1	96.4	5.7	6%
Segment EBITDA	18.5	18.7	(0.2)	(1)%
Inter-segment revenue elimination	(2.5)	(2.9)	0.4	(14)%
Unallocated Costs (1)	(16.6)	(32.7)	16.1	(49)%
Combined Total
Net revenue	$440.7	$436.1	$4.6	1%

EBITDA from continuing operations	$83.5	$72.1	$11.4	16%
 *    Percentage not meaningful

(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended December 31,
(Dollars in millions)	2013	2012
Impairment charges and gain/(loss) on sale of assets	$—	$(2.6)
Equity compensation	(1.1)	(0.6)
Restructuring and other special items	(8.1)	(10.0)
Sponsor advisory fee	(3.2)	(3.3)
Noncontrolling interest	0.3	—
Other income (expense), net(2)	1.4	(12.0)
Non-allocated corporate costs, net	(5.9)	(4.2)
Total unallocated costs	$(16.6)	$(32.7)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation and expenses related to financing transactions during the period.
Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended December 31,
(Dollars in millions)	2013	2012
Earnings/(loss) from continuing operations	$(18.9)	$(27.6)
Depreciation and amortization	37.3	38.5
Interest expense, net	41.5	53.2
Income tax (benefit)/expense	23.3	8.0
Noncontrolling interest	0.3	—
EBITDA from continuing operations	$83.5	$72.1

Oral Technologies segment
Net revenue decreased by $4.3 million, or 1%, for the three months ended December 31, 2013. Excluding the unfavorable impact from foreign exchange fluctuation of $4.4 million, or 2%, Oral Technologies' net revenue was in line with the same period a year earlier. The Oral Technologies segment had increased demand for controlled release offerings within the modified release technologies business of approximately $2 million, or 1%, partially offset by decreased sales for certain customer products of approximately $5 million, or 2%, within our modified release technologies business primarily a result of exiting a business in Europe in the second half of our fiscal 2013.
Oral Technologies’ segment EBITDA decreased by $4.7 million, or 6%, for the three months ended December 31, 2013. Excluding the unfavorable impact from foreign exchange fluctuation of $1.0 million, or 1%, the Oral Technologies' Segment EBITDA decreased by $3.7 million, or 5%, compared to the same period a year earlier. This decrease was primarily due to an unfavorable shift in product mix in our softgel offering, partially offset by favorable product mix in our modified release technologies business.
Medication Delivery Solutions segment
Net revenue increased by $2.8 million, or 5%, for the three months ended December 31, 2013. Excluding the favorable impact from foreign exchange fluctuation of $1.1 million, or 2%, Medication Delivery Solutions' net revenue increased by $1.7 million, or 3%, primarily due to higher demand of approximately $3 million and $0.5 million for products utilizing our blow-fill-seal technology platform and for injectable products from our European pre-filled syringe operations, respectively, partially offset by decreased demand of approximately $2 million for products utilizing our biologics platform.
Medication Delivery Solutions' segment EBITDA increased by $0.2 million, or 3%, for the three months ended December 31, 2013 primarily due to increased demand for products utilizing our blow-fill-seal technology platform offset by unfavorable product mix for injectable products from our European pre-filled syringe operations. Foreign exchange had an immaterial impact on the Medication Delivery Solutions' segment EBITDA during the three months ended December 31, 2013.
Development and Clinical Services segment

Net revenues increased by $5.7 million, or 6%, for the three months ended December 31, 2013. Excluding the favorable impact from foreign exchange fluctuation of $0.8 million, or 1%, Development and Clinical Services' net revenue increased by $4.9 million, or 5%, primarily driven by increased demand for analytical services of approximately $7 million, partially offset by decreased demand for clinical manufacturing and packaging services in North America and Europe of approximately $3 million. As we consolidated two of our operations in pursuit of acquisition synergies, we experienced revenue declines due to the hesitancy of customers to renew or place new business while we transitioned customer clinical studies. We believe such fluctuations to be temporary in nature.
Development and Clinical Services' segment EBITDA decreased by $0.2 million, or 1%, for the three months ended December 31, 2013 primarily due to decreased demand in North America and Europe for manufacturing and packaging services associated with clinical trials, partially offset by increased demand for analytical services. The impact of foreign exchange translation was not material to the financial results for the three months ended December 31, 2013.
Six Months Ended December 31, 2013 compared to the Six Months Ended December 31, 2012

	Six Months Ended December 31,		Increase/(Decrease)
(Dollars in millions)	2013	2012	Change $	Change %
Net revenue	$855.0	$848.1	$6.9	1%
Cost of sales	598.4	590.6	7.8	1%
Gross margin	256.6	257.5	(0.9)	*
Selling, general and administrative expense	168.6	168.0	0.6	*
Impairment charges and (gain)/loss on sale of assets	—	2.4	(2.4)	*
Restructuring and other	8.4	9.1	(0.7)	(8)%
Operating earnings/(loss)	79.6	78.0	1.6	2%
Interest expense, net	82.4	107.1	(24.7)	(23)%
Other (income)/expense, net	(2.4)	12.0	(14.4)	*
Earnings/(loss) from continuing operations, before income taxes	(0.4)	(41.1)	40.7	(99)%
Income tax expense/(benefit)	16.7	6.0	10.7	*
Earnings/(loss) from continuing operations	(17.1)	(47.1)	30.0	(64)%
Earnings/(loss) from discontinued operations	(1.0)	—	(1.0)	*
Net earnings/(loss)	(18.1)	(47.1)	29.0	(62)%
Net earnings/(loss) attributable to noncontrolling interest	(0.4)	—	(0.4)	*
Net earnings/(loss) attributable to Catalent	$(17.7)	$(47.1)	$29.4	(62)%

*	Percentage not meaningful
Net Revenue
Net revenue increased $6.9 million, or 1%, for the six months ended December 31, 2013. Excluding the unfavorable impact from foreign exchange fluctuation of $3.9 million, or less than 1%, net revenue increased by $10.8 million, or 1%, as compared to the six months ended December 31, 2012. The increase was primarily driven by increased demand in our Medication Delivery Solutions segment, partially offset by lower demand within our Development and Clinical Services segment.
Gross Margin
Gross margin decreased $0.9 million, or less than 1%, for the six months ended December 31, 2013. Excluding the unfavorable impact from foreign exchange fluctuation of $1.6 million, or 1%, gross margin increased by $0.7 million, as compared to the six months ended December 31, 2012. The increase in gross margin was primarily due to increased demand and favorable mix within our Medication Delivery Solutions segment and cost savings from programs enacted in earlier periods within our Oral Technologies segment, partially offset by lower demand within our Development and Clinical Services segment.

Selling, General and Administrative Expense
Selling, general and administrative expense increased $0.6 million, or less than 1%, for the six months ended December 31, 2013 primarily due to employee compensation costs driven by inflationary increases, partially offset by decreased integration costs related to the acquisition of the Aptuit CTS business and decreased amortization and depreciation expense. Foreign exchange had an immaterial impact on the selling, general and administrative expenses during the six months ended December 31, 2013.
Restructuring and Other
Restructuring and other charges of $8.4 million for the six months ended December 31, 2013 decreased by $0.7 million, or 8%, compared to the six months ended December 31, 2012. The prior period charges primarily related to closure of an Oral Technology Softgel facility in the U.K. during the three months ended December 31, 2012. The six months ended December 31, 2013 included restructuring initiatives across several of our operations which were enacted to improve cost efficiency, including the consolidation of our Allendale clinical services operation into our flagship Philadelphia location and employee related severance expenses.
Interest Expense, net
Interest expense, net of $82.4 million for the six months ended December 31, 2013 decreased by $24.7 million, or 23%, compared to six months ended December 31, 2012, primarily driven by the absence of interest rate swaps in the current period coupled with a lower average interest rate as a result of our debt refinancing activity which occurred in fiscal 2013.
Other (Income)/Expense, net
Other income, net of $2.4 million for the six months ended December 31, 2013 changed from a net expense of $12.0 million in the six months ended December 31, 2012. Other expense, net for the six months ended December 31, 2012 was primarily driven by expense related to the October 2012 redemption of our Senior Toggle Notes, which included the call premium and the write off of unamortized deferred financing fees. Other income, net of $2.4 million for the six months ended December 31, 2013 was primarily driven by non-cash unrealized gains related to foreign currency translation partially offset by realized losses related to foreign currency translation.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the six months ended December 31, 2013 was $16.7 million relative to losses before income taxes of $0.4 million. Our provision for income taxes for the six months ended December 31, 2012 was $6.0 million relative to losses before income taxes of $41.1 million. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. The income tax provision for the six months ended December 31, 2013 is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Our effective tax rate at December 31, 2013 reflects an increase in tax reserves related to uncertain tax positions outside of the U.S., partially offset by a deferred tax benefit resulting from a reduction in the U.K. statutory tax rate during the first quarter of fiscal 2014 and benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.
Segment Review
Our results on a segment basis for the six months ended December 31, 2013 compared to the six months ended December 31, 2012 are as follows:

	Six Months Ended December 31,		Increase/(Decrease)
(Dollars in millions)	2013	2012	Change $	Change %
Oral Technologies
Net revenue	$544.7	$549.9	$(5.2)	(1)%
Segment EBITDA	135.0	138.4	(3.4)	(2)%
Medication Delivery Solutions
Net revenue	111.8	97.3	14.5	15%
Segment EBITDA	15.2	8.8	6.4	73%
Development and Clinical Services
Net revenue	203.1	205.1	(2.0)	(1)%
Segment EBITDA	34.2	39.6	(5.4)	(14)%
Inter-segment revenue elimination	(4.6)	(4.2)	(0.4)	10%
Unallocated Costs (1)	(28.2)	(45.0)	16.8	(37)%
Combined Total
Net revenue	$855.0	$848.1	$6.9	1%

EBITDA from continuing operations	$156.2	$141.8	$14.4	10%

*	Percentage not meaningful

(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Six Months Ended December 31,
(Dollars in millions)	2013	2012
Impairment charges and gain/(loss) on sale of assets	$—	$(2.4)
Equity compensation	(2.3)	(1.6)
Restructuring and other special items	(14.8)	(14.5)
Property and casualty losses	—	—
Sponsor advisory fee	(6.4)	(6.6)
Noncontrolling interest	0.4	—
Other income (expense)(2), net	2.4	(12.0)
Non-allocated corporate costs, net	(7.5)	(7.9)
Total unallocated costs	$(28.2)	$(45.0)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation and expenses related to financing transactions during the period
Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Six Months Ended December 31,
(Dollars in millions)	2013	2012
Earnings/(loss) from continuing operations	$(17.1)	$(47.1)
Depreciation and amortization	73.8	75.8
Interest expense, net	82.4	107.1
Income tax (benefit)/expense	16.7	6.0
Noncontrolling interest	0.4	—
EBITDA from continuing operations	$156.2	$141.8

Oral Technologies segment
Net revenue decreased by $5.2 million, or 1%, for the six months ended December 31, 2013. Excluding the unfavorable impact from foreign exchange fluctuation of $7.8 million, or 1%, Oral Technologies’ net revenue was in line with the six months ended December 31, 2012. The Oral Technologies segment had increased demand in the softgel offering of approximately $11 million, or 2%, and increased demand in controlled release offerings within the modified release technologies business of approximately $4 million, or 1%. The increase was partially offset by a reduction in revenue as a result of exiting a business in Europe in the second half of our fiscal 2013 within our modified release technologies business.
Oral Technologies' segment EBITDA decreased by $3.4 million, or 2%, for the six months ended December 31, 2013. Excluding the unfavorable impact from foreign exchange fluctuation of $1.7 million, or 1%, Oral Technologies' segment EBITDA decreased by $1.7 million, or 1%, as compared to the six months ended December 31, 2012. The decrease was primarily related to unfavorable revenue mix in our softgel business, partially offset by higher levels of profitability in our modified release technologies business.
Medication Delivery Solutions segment
Net revenue increased by $14.5 million, or 15%, for the six months ended December 31, 2013. Excluding the favorable impact from foreign exchange fluctuation of $2.8 million, or 3%, Medication Delivery Solutions' net revenue increased by $11.7 million, or 12%, as compared to the six months ended December 31, 2012 primarily due to increased demand for injectable products at our European pre-filled syringe facilities of approximately $10 million as well as increased demand for products utilizing our blow-fill-seal technology platform of approximately $5 million, partially offset by decreased demand for biologics services of approximately $4 million.
Medication Delivery Solutions' segment EBITDA increased by $6.4 million, or 73%, for the six months ended December 31, 2013. Excluding the favorable impact from foreign exchange fluctuation of $0.3 million, or 3%, Medication Delivery Solutions' segment EBITDA increased by $6.1 million, or 69%, as compared to the six months ended December 31, 2012. The increase was primarily attributable to the increased demand for injectable and blow-fill-seal products as noted above and cost saving initiatives enacted in prior periods within the segment partially offset by decreased demand for biologics services.
Development and Clinical Services segment
Net revenues decreased by $2.0 million, or 1%, for the six months ended December 31, 2013. Excluding the favorable impact from foreign exchange fluctuation of $1.0 million, or less than 1%, Development and Clinical Services' net revenue decreased by $3.0 million, or 1%, as compared to the six months ended December 31, 2012 primarily due to decreased demand for manufacturing and packaging services in North America and Europe of approximately $14 million, or 7% partially offset by increased demand for analytical services of approximately $10 million, or 5%. As we consolidated two of our operations in pursuit of acquisition synergies, we experienced revenue declines due to the hesitancy of customers to renew or place new business while we transitioned customer clinical studies. We believe such fluctuations to be temporary in nature.
Development and Clinical Services' segment EBITDA decreased by $5.4 million, or 14%, for the six months ended December 31, 2013, primarily due to decreased demand for manufacturing and packaging services, partially offset by increased demand for analytical services. The impact of foreign exchange translation was not material to the financial results for the three months ended December 31, 2013.
Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of December 31, 2013, our financing needs were supported by a $200.3 million revolving credit facility of which we have net borrowings of $30 million as of December 31, 2013. The revolving credit facility is further reduced by $11.8 million of outstanding letters of credit. The revolving credit facility matures April 10, 2016. The April 10, 2016 maturity date is subject to certain conditions regarding the refinancing or repayment of our term loans, $350 million aggregate principal amount of 7.875% Senior Notes due October 2018 (the "7.875% Notes"), the €225 million aggregate principal amount of 9.75% euro-denominated Senior Subordinated Notes due April 2017 (the "Senior Subordinated Notes"), and certain other unsecured debt.
Cash Flows

The following table summarizes our consolidated statement of cash flows from continuing operations:

	Six Months Ended December 31,
(Dollars in millions)	2013	2012	Change $
Net cash provided by/(used in):
Operating activities	$41.5	$25.7	$15.8
Investing activities	$(90.0)	$(52.6)	$(37.4)
Financing activities	$0.7	$(42.9)	$43.6

Operating Activities
For the six months ended December 31, 2013, cash provided by operating activities was $41.5 million compared to $25.7 million for the comparable prior year period. Cash provided by operating activities increased primarily due to lower interest expense driven by the absence of interest rate swaps in the current period and an overall lower weighted average interest rate as a result of our debt refinancing activity that has occurred since December 31, 2012.
Investing Activities
For the six months ended December 31, 2013, cash used in investing activities was $90.0 million compared to $52.6 million for the comparable prior year period. Acquisitions of property, plant and equipment totaled $39.8 million for the six months ended December 31, 2013 versus $52.8 million in the comparable prior year period. The decrease was primarily attributable to lower capital expenditures in our Medication Delivery Solutions segment in the six months ended December 31, 2013, offset by increased capital investments in our Development and Clinical Services segment. We also expended $51.0 million in the six months ended December 31, 2013 for acquisition activities, including the purchase of 100% of a softgel manufacturing business in Brazil and a 67% controlling interest in a softgel manufacturing facility located in Haining, China. There were no acquisitions in the comparable prior year period.
Financing Activities
For the six months ended December 31, 2013, cash provided by financing activities was $0.7 million compared to cash used in financing activities of $42.9 million for the comparable prior year period. The significant year-over-year fluctuation was primarily driven by the net proceeds from borrowings of $341.7 million related to the issuance of the 7.875% Notes issued in the comparable prior year period. This cash inflow was offset by $370.3 million in principal repayments, which primarily relate to the redemption of our previously outstanding Senior PIK-Election Notes. No such activity occurred in the six months ended December 31, 2013. The $0.7 million in cash provided by financing activities attributable to the six months ended December 31, 2013 was comprised of $15.2 million in principal repayments primarily related to our Secured Credit Agreement and $15.0 million in net increases in short-term borrowings due primarily to draw downs on our revolving line of credit of $45 million to fund acquisition-related activities, offset by repayments on the revolver of $15 million during the six months ended December 31, 2013, and repayments of short-term borrowings outside of the United States.
Debt and Financing Arrangements
We have historically used interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of December 31, 2013, we did not have any interest rate swap agreements in place.
As of December 31, 2013, we were in compliance with all restrictive covenants related to our long-term obligations.
Guarantees and Security
All obligations under our Secured Credit Agreement, our Unsecured Credit Agreement, the 7.875% Notes and the Senior Subordinated Notes (together, the “notes”) are unconditionally guaranteed by each of our existing U.S. wholly-owned subsidiaries, other than our Puerto Rico subsidiaries, subject to certain exceptions.
All obligations under the Secured Credit Agreement, and the guarantees of those obligations, are secured by substantially all of the following assets of each guarantor, subject to certain exceptions:

•
a pledge of 100% of our capital stock and 100% of the equity interests directly held by us and each guarantor in any wholly-owned material subsidiary of the Company or any guarantor (which pledge, in the case of any non-U.S. subsidiary of a U.S. subsidiary, will not include more than 65% of the voting stock of a first tier non-U.S. subsidiary); and

•	a security interest in, and mortgages on, substantially all tangible and intangible assets of us and of each guarantor, subject to certain limited exceptions.
Debt Covenants
The Secured Credit Agreement, the Unsecured Credit Agreement and the indentures governing our notes contain a number of covenants that, among other things, restrict, subject to certain exceptions, our (and our restricted subsidiaries’) ability to incur additional indebtedness or issue certain preferred shares; create liens on assets; engage in mergers and consolidations; sell assets; pay dividends and distributions or repurchase capital stock; repay subordinated indebtedness; engage in certain transactions with affiliates; make investments, loans or advances; make certain acquisitions; and, in the case of the Secured Credit Agreement, enter into sale and leaseback transactions, amend material agreements governing our subordinated indebtedness (including the senior subordinated notes) and change our lines of business.
The Secured Credit Agreement, the Unsecured Credit Agreement, and the indentures governing our notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of December 31, 2013, we were in compliance with all covenants related to our long-term obligations. Our long-term debt obligations do not contain any financial maintenance covenants.
Subject to certain exceptions, the Secured Credit Agreement, the Unsecured Credit Agreement and the indentures governing our notes will permit us and our restricted subsidiaries to incur certain additional indebtedness, including secured indebtedness. None of our non-U.S. subsidiaries or Puerto Rico subsidiaries is a guarantor of the loans or notes.
As market conditions warrant and subject to our contractual restrictions and liquidity position, we, our affiliates and/or our major equity holders, including Blackstone and its affiliates, may from time to time repurchase our outstanding debt securities, including the notes and/or our outstanding bank loans in privately negotiated or open market transactions, by tender or otherwise. Any such repurchases may be funded by incurring new debt, including additional borrowings under our existing Secured Credit Agreement. Any new debt may also be secured debt. We may also use available cash on our balance sheet. The amounts involved in any such transactions, individually or in the aggregate, may be material. Further, any such purchases may result in us acquiring and retiring a substantial amount of any particular series, with the attendant reduction in the trading liquidity of any such series.

Historical and Adjusted EBITDA
Our Adjusted EBITDA for the last twelve months ended December 31, 2013 based on the definitions in our indentures, the Secured Credit Agreement and the Unsecured Credit Agreement is calculated as follows:

(Dollars in millions)	Twelve Months Ended December 31, 2013
Earnings/(loss) from continuing operations	$(18.0)
Interest expense, net	178.5
Income tax (benefit)/provision	34.8
Depreciation and amortization	150.2
Noncontrolling interest	0.5
EBITDA from continuing operations	346.0

Equity compensation (1)	3.5
Impairment charges and (gain)/loss on sale of assets (2)	2.8
Financing related expenses (3)	6.0
U.S. GAAP Restructuring (4)	17.7
Acquisition, integration and other special items (5)	13.8
Foreign Exchange loss(gain) (included in other, net) (6)	(1.9)
Other adjustments (7)	4.2
Sponsor advisory fee (8)	12.2
Adjusted EBITDA	$404.3

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges or gains and losses from the sale of assets not included in U.S. GAAP Restructuring and other special items discussed below.

(3)	Reflects the expenses associated with refinancing activities undertaken by us during the period.

(4)
Reflects U.S. GAAP restructuring charges which were primarily attributable to activities which focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure to optimize our business.

(5)	Primarily reflects acquisition and ongoing integration related costs.

(6)
The twelve months ended December 31, 2013 included $0.3 million of unrealized foreign currency exchange rate gains primarily driven by inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender. The foreign exchange adjustment was also impacted by the exclusion of realized foreign currency exchange rate losses from the non-cash and cash settlement of inter-company loans of $3.5 million. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the companies trade operations.

(7)	Reflects certain other adjustments made pursuant to the definition of "EBITDA" under our indentures and credit agreements.

(8)	Represents amount of sponsor advisory fee. Refer to Note 9 of the Consolidated Financial Statements for further discussion.

Interest Rate Risk Management
A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of December 31, 2013 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. Historically, the Company has used interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of December 31, 2013, we did not have any interest rate swap agreements in place that would have the economic effect of modifying the variable interest obligations associated with our floating rate term loans.

Currency Risk Management
The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At December 31, 2013, the Company had euro denominated debt outstanding of $572.6 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. For the three and six months ended December 31, 2013, the Company recorded an unrealized foreign exchange loss of $4.0 million and a loss of $15.4 million, respectively, within cumulative translation adjustment. For the three and six months ended December 31, 2012, the Company recorded an unrealized foreign exchange loss of $9.8 million and a loss of $25.8 million, respectively, within cumulative translation adjustment. The net accumulated gain of this net investment as of December 31, 2013 included within other comprehensive income/(loss) was approximately $47.7 million. For the three and six months ended December 31, 2013, the Company recognized an unrealized foreign exchange loss of $2.6 million and a loss of $10.3 million in the consolidated statement of operations related to a portion of its euro-denominated debt not designated as a net investment hedge. For the three and six months ended December 31, 2012, the Company recognized an unrealized foreign exchange loss of $3.3 million and a loss of $9.6 million, respectively.
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

Contractual Obligations
There have been no other material changes outside the ordinary course of business since June 30, 2013 with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Off-Balance Sheet Arrangements
Other than operating leases, we do not have any material off-balance sheet arrangements as of December 31, 2013.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to cash flow and earnings fluctuations as a result of certain market risks. These market risks primarily relate to changes in interest rates associated with our long-term debt obligations and foreign exchange rate changes. We sometimes utilize derivative financial instruments, such as interest rate swaps, in order to mitigate risk associated with some of our variable rate debt.
Interest Rate Risk
We have historically used interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of December 31, 2013, we did not have any interest rate swap agreements in place that would either have the economic effect of modifying the variable interest obligations associated with our floating rate term loans or would be considered effective cash flow hedges for financial reporting purposes.
Foreign Currency Exchange Risk
By nature of our global operations, we are exposed to cash flow and earnings fluctuations resulting from foreign exchange rate variation. These exposures are transactional and translational in nature. Since we manufacture and sell our products throughout the world, our foreign currency risk is diversified. Principal drivers of this diversified foreign exchange exposure include the European euro, British pound, Argentinean peso, Brazilian real and Australian dollar. Our transactional exposure arises from the purchase and sale of goods and services in currencies other than the functional currency of our operational units. We also have exposure related to the translation of financial statements of our foreign divisions into U.S. dollars, the functional currency of the parent. The financial statements of our operations outside the United States are measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations in U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other (income)/expense, net”. Such foreign currency transaction gains and losses include inter-company loans denominated in non-U.S. dollar currencies.

Item 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

PART II    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Beginning in November 2006, we, along with several pharmaceutical companies, have been named in approximately 380 civil lawsuits. These lawsuits were filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. All but one of these lawsuits have been dismissed or settled. We were not required to make any contribution toward any settlement to date. While it is not possible to determine with any degree of certainty the ultimate outcome of this legal proceeding, including making a determination of liability, we believe that we have meritorious defenses with respect to the claims asserted against us and intend to vigorously defend our position.

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
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K except as follows:

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have net operating loss carryforwards available to reduce future taxable income. Utilization of our net operating loss carryforwards may be subject to a substantial limitation under Section 382 of the Internal Revenue Code and comparable provisions of state, local and foreign tax laws due to changes in ownership of our company that may occur in the future. Under Section 382 of the Internal Revenue Code and comparable provisions of state, local and foreign tax laws, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carryforwards to reduce its post-change income may be limited. We may experience ownership changes in the future as a result of future changes in our stock ownership. As a result, if we generate taxable income, our ability to use our pre-change net operating loss carryforwards to reduce U.S. federal and state taxable income may be subject to limitations, which could result in increased future tax liability to us.

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

101.1
The following financial information from Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 formatted in XBRL: (i) Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three and Six Months Ended December 31, 2013 and December 31, 2012 (iii) Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of December 31, 2013; (v) Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2013 and 2012; and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date:	February 10, 2014	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date:	February 10, 2014	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Executive Vice President & Chief Financial Officer