Form 10-Q
period 2014-03-31
Catalent Pharma Solutions, Inc.
filed 2014-04-23
CIK 1416083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2014, there were 100 shares of the Registrant’s common stock, par value $0.01 per share issued and outstanding.

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

PART I.    FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited; Dollars in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net revenue	$453.1	$447.0	$1,308.1	$1,295.1
Cost of sales	301.4	309.6	899.8	900.2
Gross margin	151.7	137.4	408.3	394.9
Selling, general and administrative expenses	87.6	83.7	256.2	251.7
Impairment charges and (gain)/loss on sale of assets	0.4	2.2	0.4	4.6
Restructuring and other	3.5	3.6	11.9	12.7
Operating earnings/(loss)	60.2	47.9	139.8	125.9
Interest expense, net	40.4	53.6	122.8	160.7
Other (income)/expense, net	5.2	8.3	2.8	20.3
Earnings/(loss) from continuing operations, before income taxes	14.6	(14.0)	14.2	(55.1)
Income tax expense/(benefit)	6.6	(0.1)	23.3	5.9
Earnings/(loss) from continuing operations	8.0	(13.9)	(9.1)	(61.0)
Net earnings/(loss) from discontinued operations, net of tax	(1.7)	(4.9)	(2.7)	(4.9)
Net earnings/(loss)	6.3	(18.8)	(11.8)	(65.9)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.4)	—	(0.8)	—
Net earnings/(loss) attributable to Catalent	$6.7	$(18.8)	$(11.0)	$(65.9)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income/(Loss)
(Unaudited; Dollars in millions)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net earnings/(loss)	$6.3	$(18.8)	$(11.8)	$(65.9)
Other comprehensive income/(loss), net of tax
Foreign currency translation adjustments	5.9	(36.7)	16.1	(25.2)
Pension and Other Post-Retirement adjustments	0.2	—	0.6	—
Deferred compensation	0.2	0.4	1.4	0.8
Changes in derivatives for the period	—	7.2	—	20.7
Other comprehensive income/(loss), net of tax	6.3	(29.1)	18.1	(3.7)
Comprehensive income/(loss)	12.6	(47.9)	6.3	(69.6)
Comprehensive income/(loss) attributable to noncontrolling interest	(0.4)	—	(0.8)	—
Comprehensive income/(loss) attributable to Catalent	$13.0	$(47.9)	$7.1	$(69.6)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited; Dollars in millions, except per share amounts)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$55.7	106.4
Trade receivables, net	344.2	358.0
Inventories	155.0	124.9
Prepaid expenses and other	72.5	88.6
Total current assets	627.4	677.9
Property, plant, and equipment, net	837.6	814.5
Other assets:
Goodwill	1,088.3	1,023.4
Other intangibles, net	363.3	372.2
Deferred income taxes	132.2	132.2
Other	42.2	36.6
Total assets	$3,091.0	3,056.8
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND SHAREHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$27.2	35.0
Accounts payable	130.3	150.8
Other accrued liabilities	255.8	224.5
Total current liabilities	413.3	410.3
Long-term obligations, less current portion	2,674.0	2,656.6
Pension liability	134.5	134.1
Deferred income taxes	213.1	219.1
Other liabilities	52.0	47.0
Commitment and contingencies (see Note 12)

Redeemable noncontrolling interest	4.5	—

Shareholder’s deficit:
Common stock $0.01 par value; 1,000 shared authorized, 100 shares issued and outstanding at March 31, 2014 and June 30, 2013	—	—
Additional paid in capital	1,031.0	1,027.4
Accumulated deficit	(1,439.8)	(1,428.8)
Accumulated other comprehensive income/(loss)	8.8	(9.3)
Total Catalent shareholder’s deficit	(400.0)	(410.7)
Noncontrolling interest	(0.4)	0.4
Total shareholder’s deficit	(400.4)	(410.3)
Total liabilities, redeemable noncontrolling interest and shareholder’s deficit	$3,091.0	3,056.8
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholder’s Equity/(Deficit)
(Unaudited; Dollars in millions)

	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Noncontrolling Interest	Total Shareholder’s (Deficit)/Equity
Balance at June 30, 2013	$—	$1,027.4	$(1,428.8)	$(9.3)	$0.4	$(410.3)
Equity contribution		0.2			(0.4)	(0.2)
Equity compensation		3.4				3.4
Net earnings/(loss)			(11.0)		(0.4)	(11.4)
Other comprehensive income/(loss)				18.1		18.1
Balance at March 31, 2014	$—	$1,031.0	$(1,439.8)	$8.8	$(0.4)	$(400.4)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited; Dollars in millions)

	Nine Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings/(loss)	$(11.8)	$(65.9)
Net earnings/(loss) from discontinued operations	(2.7)	(4.9)
Earnings/(loss) from continuing operations	(9.1)	(61.0)
Adjustments to reconcile (loss)/earnings from continued operations to net cash from operations:
Depreciation and amortization	108.9	114.9
Non-cash foreign currency transaction (gain)/loss, net	(5.6)	10.3
Amortization and write off of debt financing costs	8.6	13.0
Asset impairments and (gain)/loss on sale of assets	0.4	4.6
Call premium payments and financing fees paid	—	7.6
Equity compensation	3.4	2.2
Provision/(benefit) for deferred income taxes	(8.1)	(7.2)
Provision for bad debts and inventory	4.5	7.2
Change in operating assets and liabilities:
Decrease/(increase) in trade receivables	21.8	20.8
Decrease/(increase) in inventories	(27.0)	(28.0)
Increase/(decrease) in accounts payable	(25.3)	5.0
Other accrued liabilities and operating items, net	22.7	(5.0)
Net cash provided by/(used in) operating activities from continuing operations	95.2	84.4
Net cash provided by/(used in) operating activities from discontinued operations	(1.9)	(1.2)
Net cash provided by/(used in) operating activities	93.3	83.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	(62.0)	(84.8)
Proceeds from sale of property and equipment	0.8	0.3
Payment for acquisitions, net	(53.5)	—
Net cash provided by/(used in) investing activities from continuing operations	(114.7)	(84.5)
Net cash provided by/(used in) investing activities from discontinued operations	4.0	—
Net cash provided by/(used in) investing activities	(110.7)	(84.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in short-term borrowings	(17.2)	(9.5)
Proceeds from borrowing, net	0.7	399.3
Payments related to long-term obligations	(20.0)	(434.3)
Reclassification of call premium payments	—	(7.6)
Equity contribution/(redemption)	0.2	0.7
Net cash (used in)/provided by financing activities from continuing operations	(36.3)	(51.4)
Net cash (used in)/provided by financing activities from discontinued operations	—	—
Net cash (used in)/provided by financing activities	(36.3)	(51.4)
Effect of foreign currency on cash	3.0	1.2
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(50.7)	(51.5)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	106.4	139.0
CASH AND EQUIVALENTS AT END OF PERIOD	$55.7	$87.5
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$102.6	$132.4
Income taxes paid, net	$13.5	$10.3

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
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014. The consolidated balance sheet at June 30, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission.
Noncontrolling interest is included within the equity section in the consolidated balance sheets. Redeemable noncontrolling interest has been classified as temporary equity and is therefore reported outside of permanent equity on the consolidated balance sheets at the greater of the initial carrying amount adjusted for the noncontrolling interest's share of net earnings/(loss) or its redemption value. The Company presents the amount of consolidated net earnings/(loss) that is attributable to Catalent and the noncontrolling interest in the consolidated statements of operations. Furthermore, the Company discloses the amount of comprehensive income that is attributable to Catalent and the noncontrolling interest in the consolidated statements of comprehensive income/(loss).
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
Foreign Currency Translation
The financial statements of the Company’s operations outside the U.S. are generally measured using the local currency as the functional currency. Adjustments to translate the assets and liabilities of these foreign operations into U.S. dollars are accumulated as a component of other comprehensive income/(loss) utilizing period-end exchange rates. The currency fluctuation related to certain long-term inter-company loans deemed to not be repayable in the foreseeable future have been recorded within the cumulative translation adjustment, a component of other comprehensive income/(loss). In addition, the currency fluctuation associated with the portion of the Company’s euro-denominated debt designated as a net investment hedge is included as a component of other comprehensive income/(loss). Foreign currency transaction gains and losses calculated by utilizing weighted average exchange rates for the period are included in the statements of operations in “other (income)/expense, net”. Such foreign currency transaction gains and losses include inter-company loans repayable in the foreseeable future.

Revenue Recognition
In accordance with Accounting Standard Codification (“ASC”) 605 Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. In cases where the Company has multiple contracts with the same customer, the Company evaluates those contracts to assess if the contracts are linked or are separate arrangements. Factors the Company considers include the timing of negotiation, interdependency with other contracts or elements and payment terms. The Company and its customers generally view each contract discussion as a separate arrangement.
Manufacturing and packaging service revenue is recognized upon delivery of the product in accordance with the terms of the contract, which specify when transfer of title and risk of loss occurs. Some of the Company’s manufacturing contracts with its customers have annual minimum purchase requirements. At the end of the contract year, revenue is recognized for the unfilled purchase obligation in accordance with the contract terms. Development service contracts generally take the form of a fee-for-service arrangement. After the Company has evidence of an arrangement, the price is determinable and there is a reasonable expectation regarding payment, the Company recognizes revenue at the point in time the service obligation is completed and accepted by the customer. Examples of output measures include a formulation report, analytical and stability testing, clinical batch production or packaging and the storage and distribution of a customer’s clinical trial material. Development service revenue is primarily driven by the Company’s Development and Clinical Services segment.

Arrangements containing multiple elements, including service arrangements, are accounted for in accordance with the provisions of ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. The Company determines the separate units of account in accordance with ASC 605-25. If the deliverable meets the criteria of a separate unit of accounting, the arrangement consideration is allocated to each element based upon its relative selling price. In determining the best evidence of selling price of a unit of account the Company utilizes vendor-specific objective evidence (“VSOE”), which is the price the Company charges when the deliverable is sold separately. When VSOE is not available, management uses relevant third-party evidence (“TPE”) of selling price, if available. When neither VSOE nor TPE of selling price exists, management uses its best estimate of selling price.
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
Property and Equipment and Other Definite Lived Intangible Assets
Property and equipment are stated at cost, net of depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets, including capital lease assets that are amortized over the shorter of their useful lives or the terms of the respective leases. The Company generally uses the following ranges of useful lives for its property and equipment categories: buildings and improvements - 5 to 50 years; machinery and equipment - 3 to 10 years; and furniture and fixtures - 3 to 7 years. Depreciation expense was $24.2 million and $77.2 million for the three and nine months ended March 31, 2014 and $27.9 million and $82.6 million for the three and nine months ended March 31, 2013. The Company charges repairs and maintenance costs to expense as incurred. The amount of capitalized interest was immaterial for all periods presented.
Intangible assets with finite lives, primarily including customer relationships, patents and trademarks, continue to be amortized over their useful lives. The Company generally uses the following range of useful lives for its intangible assets with finite lives categories: product relationships - 12 years; customer relationships - 12 to 14 years; and core technology - 10 to 20 years. The Company evaluates the recoverability of its other long-lived assets, including amortizing intangible assets, if circumstances indicate impairment may have occurred pursuant to ASC 360 Property, Plant and Equipment (ASC 360). This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an un-discounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Consolidated Statements of Operations. Fair value is determined based on assumptions the Company believes marketplace participants would utilize and comparable marketplace information in similar arm's length transactions.

Research and Development Costs
The Company expenses research and development costs as incurred. Costs incurred in connection with the development of new offerings and manufacturing process improvements are recorded within selling, general and administrative expenses. Such research and development costs included in selling, general and administrative expenses amounted to $4.4 million and $12.3 million for the three and nine months ended March 31, 2014 and $3.4 million and $10.1 million for the three and nine months ended March 31, 2013. Costs incurred in connection with research and development services the Company provides to customers and services performed in support of the commercial manufacturing process for customers are recorded within cost of sales. Such research and development costs included in cost of sales amounted to $8.8 million and $24.6 million for the three and nine months ended March 31, 2014 and $9.1 million and $26.4 million for the three and nine months ended March 31, 2013.
Equity-Based Compensation
The Company accounts for its equity-based compensation awards in accordance with Accounting Standard Codification ASC 718 Compensation-Stock Compensation (“ASC 718”). ASC 718 requires companies to recognize compensation expense using a fair value based method for costs related to share-based payments including stock options and restricted stock units. The expense is measured based on the grant date fair value of the awards that are expected to vest, and the expense is recorded over the applicable requisite service period. In the absence of an observable market price for a share-based award, the fair value is based upon a valuation methodology that takes into consideration various factors, including the exercise price of the award, the expected term of the award, the current price of the underlying shares, the expected volatility of the underlying share price based on peer companies, the expected dividends on the underlying shares and the risk-free interest rate.
Recent Financial Accounting Standards
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). ASU 2013-02 requires enhanced disclosures about items reclassified out of accumulated other comprehensive income ("AOCI"). For items reclassified to net income in their entirety, the ASU requires information about the effect of significant reclassification items to appear on separate line items of net income. For those items where direct reclassification to net income is not required, companies must provide cross-references to other disclosures that provide details about the effects of the reclassification out of AOCI. Expanded disclosures concerning current period changes in AOCI balances are also required for each component of OCI on the face of the financial statements or in the notes. During the first quarter of fiscal 2014, the Company adopted ASU 2013-02 and has presented the required disclosures in the "Accumulated Other Comprehensive Income/(Loss)" footnote within the notes to the financial statements.
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of an Entity” (“ASU 2014-08”). ASU 2014-08 changes the requirements for reporting discontinued operations under Accounting Standards Codification Subtopic 250-20 ("Subtopic 205-20") by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The disclosure requirements for discontinued operations under ASU 2014-08 will be expanded in order to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. ASU 2014-08 is effective on a prospective basis for (1) all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years, and (2) all businesses that are classified as held for sale on acquisition that occur within annual periods beginning on or after December 15, 2014 and interim periods within those years. Catalent is currently evaluating the impact of this standard on the Company's consolidated results of operations and financial position.

2.	GOODWILL
The following table summarizes the changes between June 30, 2013 and March 31, 2014 in the carrying amount of goodwill in total and by reporting segment:

(Dollars in millions)	Oral Technologies	Medication Delivery Solutions	Development & Clinical Services	Total
Balance at June 30, 2013 (1)	$833.2	$—	$190.2	$1,023.4
Additions/(impairments) (2)	34.1	—	—	34.1
Foreign currency translation adjustments	19.7	—	11.1	30.8
Balance at March 31, 2014	$887.0	$—	$201.3	$1,088.3

(1)	The opening balance is reflective of historical impairment charges related to the Medication Delivery Solutions segment of approximately $158.0 million.

(2)	Acquired goodwill of $34.1 million in the Company's Oral Technologies segment was generated from acquisitions in Brazil and China during the nine months ended March 31, 2014.
No goodwill impairment charges were required during the current or comparable prior year period. When required, impairment charges are recorded within the Consolidated Statement of Operations as Impairment charges and (gain)/loss on sale of assets.

3.	DEFINITE LIVED LONG-LIVED ASSETS
The Company’s definite lived long-lived assets include property, plant and equipment as well as other intangible assets with definite lives.
The details of other intangible assets subject to amortization as of March 31, 2014 and June 30, 2013, are as follows:

(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
March 31, 2014
Amortized intangibles:
Core technology	$149.5	$(51.2)	$98.3
Customer relationships	230.0	(63.2)	166.8
Product relationships	235.8	(137.6)	98.2
Total intangible assets	$615.3	$(252.0)	$363.3

(Dollars in millions)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
June 30, 2013
Amortized intangibles:
Core technology	$143.7	$(44.4)	$99.3
Customer relationships	214.3	(50.1)	164.2
Product relationships	227.1	(118.4)	108.7
Total intangible assets	$585.1	$(212.9)	$372.2

Amortization expense was $10.9 million and $31.7 million for the three and nine months ended March 31, 2014 and $11.2 million and $32.3 million for the three and nine months ended March 31, 2013.
Amortization expense in future periods is estimated to be:

(Dollars in millions)	Remainder Fiscal 2014	2015	2016	2017	2018	2019
Amortization expense	$10.5	$41.7	$41.7	$41.1	$41.1	$27.6

4.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, the Company has mitigated the exposure of its investments in its European operations by denominating a portion of its debt in euros. At March 31, 2014, the Company had euro denominated debt outstanding of $576.0 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. For the three and nine months ended March 31, 2014, the Company recorded an unrealized foreign exchange loss of $2.7 million and a loss of $18.1 million, respectively, within cumulative translation adjustment. For the three and nine months ended March 31, 2013, the Company recorded an unrealized foreign exchange gain of $12.6 million and a loss of $13.2 million, respectively, within cumulative translation adjustment. The net accumulated gain of this net investment as of March 31, 2014 included within other comprehensive income/(loss) was approximately $45.0 million. For the three and nine months ended March 31, 2014, the Company recognized an unrealized foreign exchange loss of $1.3 million and a loss of $11.6 million in the consolidated statement of operations related to a portion of its euro-denominated debt not designated as a net investment hedge. For the three and nine months ended March 31, 2013, the Company recognized an unrealized foreign exchange gain of $4.2 million and a loss of $5.4 million, respectively.
Amounts are reclassified out of accumulated other comprehensive income/(loss) into earnings when the hedged net investment is either sold or substantially liquidated.
Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives historically were to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily used interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. As of March 31, 2014, the Company did not have any interest rate swap agreements in place.

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
The following table provides a summary of financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements using:
(Dollars in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents - money market funds	$0.9	$0.9	$—	$—
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
The carrying amounts and the estimated fair values of financial instruments as of March 31, 2014 and June 30, 2013, are as follows:

	March 31, 2014		June 30, 2013
(Dollars in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Long-term debt and other	$2,701.2	$2,709.0	$2,691.6	$2,633.2

6.	LONG-TERM OBLIGATIONS AND OTHER SHORT-TERM BORROWINGS
Long-term obligations and other short-term borrowings consist of the following at March 31, 2014 and June 30, 2013:

(Dollars in millions)	Maturity	March 31, 2014	June 30, 2013
Senior Secured Credit Facilities
Term loan facility dollar-denominated	September 2016	$786.2	$791.3
Term loan facility dollar-denominated	September 2017	643.1	646.3
Term loan facility euro-denominated	September 2016	278.9	266.6
9 3/4 % Senior Subordinated euro-denominated Notes	April 2017	297.1	281.9
7 7/8 % Senior Notes	October 2018	348.6	348.2
Senior Unsecured Term Loan Facility	December 2017	274.3	274.1
$200.3 million Revolving Credit Facility	April 2016	—	—
Other obligations	2014 to 2032	73.0	83.2
Total		2,701.2	2,691.6
Less: Current portion of long-term obligations and other short-term borrowings		27.2	35.0
Long-term obligations, less current portion short-term borrowings		$2,674.0	$2,656.6
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
As of March 31, 2014, the Company was in compliance with all covenants related to its long-term obligations. The Company’s long-term debt obligations do not contain any financial maintenance covenants.

7.	INCOME TAXES
The Company accounts for income taxes in accordance with the provision of ASC 740 Income Taxes. Generally, fluctuations in the effective tax rate are primarily due to changes in the U.S. and non-U.S. pretax income resulting from the Company’s business mix and changes in the tax impact of special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Such discrete items include, but are not limited to, changes in foreign statutory tax rates, the amortization of certain assets and the tax impact of changes in its ASC 740 unrecognized tax benefit reserves. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world, including such major jurisdictions as the United States, Germany, France, and the United Kingdom. The Company is no longer subject to non-U.S. income tax examinations for years prior to 2005. Under the terms of the purchase agreement related to the 2007 acquisition, the Company is indemnified by its former owner for tax liabilities that may arise in the future that relate to tax periods prior to April 10, 2007. The indemnification agreement includes, among other taxes, any and all federal, state and international income based taxes as well as interest and penalties that may be related thereto. As of March 31, 2014 and June 30, 2013, approximately $2.9 million and $6.6 million of unrecognized tax benefit is subject to indemnification by the Company's former owner, respectively.
ASC 740 includes guidance on the accounting for uncertainty in income taxes recognized in the financial statements. This standard also provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. As of March 31, 2014, the Company had a total of $59.6 million of unrecognized tax benefits. A reconciliation of its reserves for uncertain tax positions, excluding accrued interest and penalties, for March 31, 2014 is as follows:

Balance at June 30, 2013	$37.7
Additions based on tax positions related to the current year	0.8
Additions for tax positions of prior years	25.1
Reductions for tax positions of prior years	(4.0)
Balance at March 31, 2014	$59.6
As of March 31, 2014 and June 30, 2013, the Company had a total of $64.8 million and $42.7 million of uncertain tax positions (including accrued interest and penalties), respectively. As of these dates, $34.9 million and $9.6 million, respectively, represent the amount of unrecognized tax benefits, which, if recognized, would favorably impact the effective income tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. As of March 31, 2014 and June 30, 2013, the Company has approximately $5.2 million and $5.0 million of accrued interest and penalties related to uncertain tax positions, respectively. As of these dates, the portion of such interest and penalties subject to indemnification by its former owner is $2.4 million and $4.1 million, respectively.

8.	EMPLOYEE RETIREMENT BENEFIT PLANS
Components of the Company’s net periodic benefit costs are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$0.7	$0.7	$2.1	$2.2
Interest cost	3.1	3.0	9.2	9.1
Expected return on plan assets	(2.7)	(2.4)	(7.8)	(7.4)
Amortization (1)	0.3	0.2	0.9	0.7
Net amount recognized	$1.4	$1.5	$4.4	$4.6

(1)	Amount represents the amortization of unrecognized actuarial gains/(losses).
The Company has recorded $39.6 million in obligations related to its withdrawal from a multi-employer pension plan related to a former commercial packaging site, a clinical services site and a former printed components operation. The estimated discounted value of the projected contributions related to these plans is $39.6 million as of March 31, 2014 and $39.7 million as of June 30, 2013. The annual cash impact associated with the Company's long-term obligation approximates $1.7 million per year. Refer to Note 12 to the Consolidated Financial Statements for further discussion.

9.	RELATED PARTY TRANSACTIONS
Advisor Transaction and Management Fees
The Company is party to a transaction and advisory fee agreement with Blackstone and certain other Investors in BHP PTS Holdings L.L.C. (the “Investors”), the investment entity controlled by affiliates of Blackstone that was formed in connection with the Investors’ investment in Phoenix. The Company pays an annual sponsor advisory fee to Blackstone and the Investors for certain monitoring, advisory and consulting services to the Company. During the three and nine months ended March 31, 2014 this management fee was approximately $3.3 million and $9.7 million, respectively, and was $2.9 million and $9.4 million, respectively, for the three and nine months ended March 31, 2013, and is recorded within selling, general and administrative expenses in the Consolidated Statements of Operations.

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The components of the changes in the cumulative translation adjustment and minimum pension liability for the three and nine months ended March 31, 2014 and March 31, 2013 are presented below.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Foreign currency translation adjustments:
Net investment hedge	$(2.7)	$12.6	$(18.1)	$(13.2)
Long term intercompany loans	2.4	(9.3)	20.7	(9.3)
Translation adjustments	6.2	(40.0)	13.5	(2.7)
Total foreign currency translation adjustment	5.9	(36.7)	16.1	(25.2)

Net change in minimum pension liability
Net gain/(loss) recognized during the period	0.3	—	1.0	—
Total pension, pretax	0.3	—	1.0	—
Tax expense/(benefit) (1)	(0.1)	—	(0.4)	—
Net change in minimum pension liability, net of tax	$0.2	$—	$0.6	$—

(1)	Tax related to minimum pension liability relate to the Company's foreign operations.

Tax related to the minimum pension liability generated in the U.S., foreign currency translation adjustments related to the net investment hedge, unrealized gains/(losses) and derivatives and deferred compensation have a full valuation allowance recorded offsetting the tax impact resulting in a net zero tax impact for the two years presented.

Changes in Accumulated Other Comprehensive Income/(Loss) by Component

For the three months ended March 31, 2014 the changes in accumulated other comprehensive income by component are as follows:

	Foreign Currency Translation Adjustments	Pension and Other Post-Retirement Adjustments	Deferred Compensation	Total
Balance at December 31, 2013	$25.3	$(25.5)	$2.7	$2.5
Other comprehensive income/(loss) before reclassifications	5.9	—	0.2	6.1
Amounts reclassified from accumulated other comprehensive income	—	0.2	—	0.2
Net current period other comprehensive income (loss)	5.9	0.2	0.2	6.3
Balance as of March 31, 2014	$31.2	$(25.3)	$2.9	$8.8

For the three months ended March 31, 2014 the Company reclassified $0.3 million of actuarial losses related to its defined benefit pension and other post-retirement benefit plans from accumulated other comprehensive income into selling, general and administrative expenses. Due to this reclassification, the company recognized an income tax benefit of $0.1 million for the three months ended March 31, 2014.

For the nine months ended March 31, 2014 the changes in accumulated other comprehensive income by component are as follows:

	Foreign Exchange Translation Adjustments	Pension and Other Post-Retirement Adjustments	Deferred Compensation	Total
Balance at June 30, 2013	$15.1	$(25.9)	$1.5	$(9.3)
Other comprehensive income/(loss) before reclassifications	16.1	—	1.4	17.5
Amounts reclassified from accumulated other comprehensive income	—	0.6	—	0.6
Net current period other comprehensive income (loss)	16.1	0.6	1.4	18.1
Balance at March 31, 2014	$31.2	$(25.3)	$2.9	$8.8

For the nine months ended March 31, 2014, the Company reclassified $1.0 million of actuarial losses related to its defined benefit pension and other post-retirement benefit plans from accumulated other comprehensive income into selling, general and administrative expenses. Due to this reclassification, the company recognized an income tax benefit of $0.4 million for nine months ended March 31, 2014, respectively.

11.	REDEEMABLE NONCONTROLLING INTEREST
In July 2013, the Company acquired a 67% controlling interest in a softgel manufacturing facility located in Haining, China. The noncontrolling interest shareholders have the right to jointly sell the remaining 33% interest to Catalent during the 30-day period following the third anniversary of closing for a price based on the greater of (1) an amount that would provide the noncontrolling interest shareholders a return on their investment of a predetermined amount per annum on their pro rata share of the initial valuation or (2) a multiple of the sum of the target's earnings before interest, taxes, depreciation and amortization and amortization less net debt for the four quarters immediately preceding such sale. Noncontrolling interest with redemption features, such as the arrangement described above, that are not solely within the Company's control are considered redeemable noncontrolling interests, which is considered temporary equity and is therefore reported outside of permanent equity on the Company's consolidated balance sheet at the greater of the initial carrying amount adjusted for the noncontrolling interest's share of net income/(loss) or its redemption value. As of March 31, 2014, the redemption value of the redeemable noncontrolling interest approximated the carrying value.

12.	COMMITMENTS AND CONTINGENCIES
As previously disclosed with regard to the Company’s participation in a multi-employer pension plan, the Company notified the plan trustees of its withdrawal from such plan in fiscal 2012. The withdrawal from the plan resulted in the recognition of liabilities associated with the Company’s long term obligations in both the prior and current year periods, which were primarily recorded as an expense within discontinued operations. The actuarial review process, which is administered by the plan trustees, is ongoing and the Company awaits final determination as to the company’s ultimate liability. The annual cash impact associated with the Company's long term obligation approximates $1.7 million per year. Refer to Note 8 on the Consolidated Financial Statements for further discussion.

Beginning in November 2006, the Company, along with several pharmaceutical companies, has been named in approximately 380 civil lawsuits. These lawsuits were filed by individuals allegedly injured by their use of the prescription acne medication Amnesteem®, a branded generic form of isotretinoin, and in some instances of isotretinoin products made and/or sold by other firms as well. All but one of these lawsuits have been dismissed or settled. The Company was not required to make any contribution toward any settlement to date. While it is not possible to determine the ultimate outcome of this legal proceeding, including making a determination of liability, the Company believes it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position.

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business, including, without limitation, inquiries and claims concerning environmental contamination as well as litigation and allegations in connection with acquisitions, product liability, manufacturing or packaging defects and claims for reimbursement for the cost of lost or damaged active pharmaceutical ingredients, the cost of which could be significant. The Company intends to vigorously defend itself against such other litigation and does not currently believe that the outcome of any such other litigation will have a material adverse effect on the Company's financial statements. In addition, the healthcare industry is highly regulated and government agencies continue to scrutinize certain practices affecting government programs and otherwise.

From time to time, the Company receives subpoenas or requests for information from various government agencies, including from state attorneys general and the U.S. Department of Justice relating to the business practices of customers or suppliers. The Company generally responds to such subpoenas and requests in a timely and thorough manner, which responses sometimes require considerable time and effort and can result in considerable costs being incurred. The Company expects to incur costs in future periods in connection with existing and future requests.

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
The segments of the Company are organized around similar products and services the Company provides to its customers.
The following tables include net revenue and Segment EBITDA during the three and nine months ended March 31, 2014 and March 31, 2013:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2014	2013	2014	2013
Oral Technologies
Net revenue	$287.3	$303.1	$832.0	$853.0
Segment EBITDA	76.2	76.5	211.2	214.9
Medication Delivery Solutions
Net revenue	65.4	53.9	177.2	151.2
Segment EBITDA	15.7	8.3	30.9	17.1
Development and Clinical Services
Net revenue	103.7	93.0	306.8	298.1
Segment EBITDA	23.0	15.9	57.2	55.5
Inter-segment revenue elimination	(3.3)	(3.0)	(7.9)	(7.2)
Unallocated Costs (1)	(24.4)	(22.0)	(52.6)	(67.0)
Combined Totals:
Net revenue	$453.1	$447.0	$1,308.1	$1,295.1

EBITDA from continuing operations	$90.5	$78.7	$246.7	$220.5

(1)
Unallocated costs include restructuring and special items, equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2014	2013	2014	2013
Impairment charges and gain/(loss) on sale of assets	$(0.4)	$(2.2)	$(0.4)	$(4.6)
Equity compensation	(1.1)	(0.6)	(3.4)	(2.2)
Restructuring and other special items	(6.1)	(6.7)	(20.9)	(21.3)
Sponsor advisory fee	(3.3)	(2.9)	(9.7)	(9.4)
Noncontrolling interest	0.4	—	0.8	—
Other income/(expense), net (2)	(5.2)	(8.3)	(2.8)	(20.3)
Non-allocated corporate costs, net	(8.7)	(1.3)	(16.2)	(9.2)
Total unallocated costs	$(24.4)	$(22.0)	$(52.6)	$(67.0)

(2)
Other income primarily relates to realized and unrealized gains/(losses) related to foreign currency translation. The prior year period included charges associated with redemption of the Company's Senior Toggle Notes.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollars in millions)	2014	2013	2014	2013
Earnings/(loss) from continuing operations	$8.0	$(13.9)	$(9.1)	$(61.0)
Depreciation and amortization	35.1	39.1	108.9	114.9
Interest expense, net	40.4	53.6	122.8	160.7
Income tax (benefit)/expense	6.6	(0.1)	23.3	5.9
Noncontrolling interest	0.4	—	0.8	—
EBITDA from continuing operations	$90.5	$78.7	$246.7	$220.5

The following table includes total assets for each segment, as well as reconciling items necessary to total the amounts reported in the Consolidated Balance Sheets:

(Dollars in millions)	March 31, 2014	June 30, 2013
Assets
Oral Technologies	$2,630.6	$2,464.4
Medication Delivery Solutions	289.2	286.2
Development and Clinical Services	657.8	645.9
Corporate and eliminations	(486.6)	(339.7)
Total assets	$3,091.0	$3,056.8

14.	SUPPLEMENTAL BALANCE SHEET INFORMATION
Supplementary balance sheet information at March 31, 2014 and June 30, 2013, is detailed in the following tables.
Inventories
Work-in-process and finished goods inventories include raw materials, labor, and overhead. Total inventories consisted of the following:

(Dollars in millions)	March 31, 2014	June 30, 2013
Raw materials and supplies	$92.8	$70.6
Work-in-process	30.3	26.1
Finished goods	43.7	40.0
Total inventories, gross	166.8	136.7
Inventory reserve	(11.8)	(11.8)
Inventories	$155.0	$124.9
Prepaid expenses and other
Prepaid expenses and other current assets consist of the following:

(Dollars in millions)	March 31, 2014	June 30, 2013
Prepaid expenses	$12.1	$16.2
Spare parts supplies	12.3	11.8
Deferred income taxes	16.3	16.3
Other current assets	31.8	44.3
Total prepaid expenses and other	$72.5	$88.6
Property, plant, and equipment, net
Property, plant, and equipment, net consist of the following:

(Dollars in millions)	March 31, 2014	June 30, 2013
Land, buildings, and improvements	$615.0	$552.7
Machinery, equipment, and capitalized software	674.8	641.6
Furniture and fixtures	8.1	9.0
Construction in progress	67.7	61.6
Property, plant, and equipment, at cost	1,365.6	1,264.9
Accumulated depreciation	(528.0)	(450.4)
Property, plant, and equipment, net	$837.6	$814.5
Other assets
Other assets consist of the following:

(Dollars in millions)	March 31, 2014	June 30, 2013
Deferred long term debt financing costs	$14.8	$18.2
Other	27.4	18.4
Total other assets	$42.2	$36.6

Other accrued liabilities
Other accrued liabilities consist of the following:

(Dollars in millions)	March 31, 2014	June 30, 2013
Accrued employee-related expenses	$71.9	$81.1
Restructuring accrual	4.6	6.0
Deferred income taxes	0.9	0.9
Accrued interest	26.4	12.5
Deferred revenue and fees	52.2	36.3
Accrued income taxes	45.2	30.7
Other accrued liabilities and expenses	54.6	57.0
Other accrued liabilities	$255.8	$224.5

15.	SUBSEQUENT EVENTS
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
The following condensed financial information presents the Company’s Consolidating Statements of Operations for the three and nine months ended March 31, 2014 and March 31, 2013, Consolidating Balance Sheet as of March 31, 2014 and June 30, 2013, and Consolidating Statements of Cash Flows for the nine months ended March 31, 2014 and March 31, 2013 detailing: (a) Catalent Pharma Solutions, Inc. (“Issuer”); (b) the guarantor subsidiaries; (c) the non-guarantor subsidiaries; and (d) elimination and adjustment entries necessary to combine the Issuer/Parent with the guarantor and non-guarantor subsidiaries on a consolidated basis, respectively.

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2014
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$171.0	$287.9	$(5.8)	$453.1
Cost of sales	—	96.4	210.8	(5.8)	301.4
Gross margin	—	74.6	77.1	—	151.7
Selling, general and administrative expenses	1.1	57.8	29.0	(0.3)	87.6
Impairment charges and (gain)/loss on sale of assets	(0.1)	—	0.5	—	0.4
Restructuring and other	—	2.3	1.2	—	3.5
Operating earnings/(loss)	(1.0)	14.5	46.4	0.3	60.2
Interest expense, net	31.2	0.7	8.5	—	40.4
Other (income)/expense, net	(39.4)	(19.9)	26.1	38.4	5.2
Earnings/(loss) from continuing operations before income taxes	7.2	33.7	11.8	(38.1)	14.6
Income tax expense/(benefit)	0.9	(1.4)	7.1	—	6.6
Earnings/(loss) from continuing operations	6.3	35.1	4.7	(38.1)	8.0
Net earnings/(loss) from discontinued operations, net of tax	—	(1.7)	—	—	(1.7)
Net earnings/(loss)	6.3	33.4	4.7	(38.1)	6.3
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.4)	—	—	—	(0.4)
Net earnings/(loss) attributable to Catalent	6.7	33.4	4.7	(38.1)	6.7

Net earnings/(loss)	6.3	33.4	4.7	(38.1)	6.3
Other comprehensive income/(loss), net of tax	6.3	0.2	6.4	(6.6)	6.3
Comprehensive income/(loss)	$12.6	$33.6	$11.1	$(44.7)	$12.6

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2013
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$174.1	$276.5	$(3.6)	$447.0
Cost of sales	—	103.2	210.0	(3.6)	309.6
Gross margin	—	70.9	66.5	—	137.4
Selling, general and administrative expenses	0.6	54.0	29.1	—	83.7
Impairment charges and (gain)/loss on sale of assets	—	0.5	1.7	—	2.2
Restructuring and other	—	1.6	2.0	—	3.6
Operating earnings/(loss)	(0.6)	14.8	33.7	—	47.9
Interest expense, net	42.3	0.4	10.9	—	53.6
Other (income)/expense, net	(23.9)	(17.4)	24.0	25.6	8.3
Earnings/(loss) from continuing operations before income taxes	(19.0)	31.8	(1.2)	(25.6)	(14.0)
Income tax expense/(benefit)	(0.2)	2.0	(1.9)	—	(0.1)
Earnings/(loss) from continuing operations	(18.8)	29.8	0.7	(25.6)	(13.9)
Net earnings/(loss) from discontinued operations, net of tax	—	(4.9)	—	—	(4.9)
Net earnings/(loss)	(18.8)	24.9	0.7	(25.6)	(18.8)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	—	—	—	—
Net earnings/(loss) attributable to Catalent	(18.8)	24.9	0.7	(25.6)	(18.8)

Net earnings/(loss)	(18.8)	24.9	0.7	(25.6)	(18.8)
Other comprehensive income/(loss), net of tax	(29.1)	0.4	(40.2)	39.8	(29.1)
Comprehensive income/(loss)	$(47.9)	$25.3	$(39.5)	$14.2	$(47.9)

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Nine Months Ended March 31, 2014
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$478.4	$844.2	$(14.5)	$1,308.1
Cost of sales	—	295.5	618.8	(14.5)	899.8
Gross margin	—	182.9	225.4	—	408.3
Selling, general and administrative expenses	3.4	168.6	84.2	—	256.2
Impairment charges and (gain)/loss on sale of assets	—	(0.2)	0.6	—	0.4
Restructuring and other	—	8.0	3.9	—	11.9
Operating earnings/(loss)	(3.4)	6.5	136.7	—	139.8
Interest expense, net	93.8	1.9	27.1	—	122.8
Other (income)/expense, net	(86.3)	(93.5)	64.3	118.3	2.8
Earnings/(loss) from continuing operations before income taxes	(10.9)	98.1	45.3	(118.3)	14.2
Income tax expense/(benefit)	0.9	(0.9)	23.3	—	23.3
Earnings/(loss) from continuing operations	(11.8)	99.0	22.0	(118.3)	(9.1)
Net earnings/(loss) from discontinued operations, net of tax	—	(2.7)	—	—	(2.7)
Net earnings/(loss)	(11.8)	96.3	22.0	(118.3)	(11.8)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.8)	—	—	—	(0.8)
Net earnings/(loss) attributable to Catalent	(11.0)	96.3	22.0	(118.3)	(11.0)

Net earnings/(loss)	(11.8)	96.3	22.0	(118.3)	(11.8)
Other comprehensive income/(loss) attributable to Catalent, net of tax	18.1	1.4	14.1	(15.5)	18.1
Comprehensive income/(loss)	$6.3	$97.7	$36.1	$(133.8)	$6.3

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Nine Months Ended March 31, 2013
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Net revenue	$—	$482.5	$827.2	$(14.6)	$1,295.1
Cost of sales	—	293.2	621.6	(14.6)	900.2
Gross margin	—	189.3	205.6	—	394.9
Selling, general and administrative expenses	2.2	168.1	81.4	—	251.7
Impairment charges and (gain)/loss on sale of assets	—	3.0	1.6	—	4.6
Restructuring and other	—	4.1	8.6	—	12.7
Operating earnings/(loss)	(2.2)	14.1	114.0	—	125.9
Interest expense, net	139.1	0.7	20.9	—	160.7
Other (income)/expense, net	(76.6)	(86.1)	66.2	116.8	20.3
Earnings/(loss) from continuing operations before income taxes	(64.7)	99.5	26.9	(116.8)	(55.1)
Income tax expense/(benefit)	1.2	5.2	(0.5)	—	5.9
Earnings/(loss) from continuing operations	(65.9)	94.3	27.4	(116.8)	(61.0)
Net earnings/(loss) from discontinued operations, net of tax	—	(4.9)	—	—	(4.9)
Net earnings/(loss)	(65.9)	89.4	27.4	(116.8)	(65.9)
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	—	—	—	—	—
Net earnings/(loss) attributable to Catalent	(65.9)	89.4	27.4	(116.8)	(65.9)

Net earnings/(loss)	(65.9)	89.4	27.4	(116.8)	(65.9)
Other comprehensive income/(loss) attributable to Catalent, net of tax	(3.7)	0.8	(3.2)	2.4	(3.7)
Comprehensive income/(loss)	$(69.6)	$90.2	$24.2	$(114.4)	$(69.6)

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Balance Sheet
March 31, 2014
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$0.1	$6.0	$49.6	$—	$55.7
Trade receivables, net	—	144.9	199.3	—	344.2
Intercompany receivables	372.8	15.5	237.4	(625.7)	—
Inventories	—	30.9	124.1	—	155.0
Prepaid expenses and other	4.3	19.2	49.0	—	72.5
Total current assets	377.2	216.5	659.4	(625.7)	627.4
Property, plant, and equipment, net	—	384.3	453.3	—	837.6
Other assets:
Goodwill	—	332.0	756.3	—	1,088.3
Other intangibles, net	—	83.5	279.8	—	363.3
Investment in subsidiaries	3,000.0	—	—	(2,989.9)	10.1
Deferred income taxes	10.8	75.0	46.4	—	132.2
Other	14.6	13.4	4.1	—	32.1
Total assets	$3,402.6	$1,104.7	$2,199.3	$(3,615.6)	$3,091.0
Liabilities, Redeemable noncontrolling interest, and Shareholder’s Deficit
Current liabilities:
Current portion of long-term obligations and other short-term borrowings	$18.4	$1.1	$7.7	$—	$27.2
Accounts payable	—	34.4	95.9	—	130.3
Intercompany accounts payable	1,261.0	(1,261.3)	81.2	(80.9)	—
Other accrued liabilities	30.0	92.3	133.5	—	255.8
Total current liabilities	1,309.4	(1,133.5)	318.3	(80.9)	413.3
Long-term obligations, less current portion	2,609.8	26.3	37.9	—	2,674.0
Intercompany long-term debt	(133.2)	0.5	677.8	(545.1)	—
Pension liability	—	57.3	77.2	—	134.5
Deferred income taxes	17.0	117.0	79.1	—	213.1
Other liabilities	—	29.3	22.7	—	52.0

Redeemable noncontrolling interest	—	—	4.5	—	4.5

Shareholder’s equity/(deficit):
Total Catalent shareholder’s equity/(deficit)	(400.4)	2,007.8	982.2	(2,989.6)	(400.0)
Noncontrolling interest	—	—	(0.4)	—	(0.4)
Total shareholder’s deficit	(400.4)	2,007.8	981.8	(2,989.6)	(400.4)
Total liabilities, redeemable noncontrolling interest, and shareholder’s deficit	$3,402.6	$1,104.7	$2,199.3	$(3,615.6)	$3,091.0

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

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months Ended March 31, 2014
(Unaudited; Dollars in millions)

	Issuer	Guarantor	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities from continuing operations	$(102.2)	$119.9	$77.5	$—	$95.2
Net cash provided by/(used in) operating activities from discontinued operations	—	(1.9)	—	—	(1.9)
Net cash provided by/(used in) operating activities	(102.2)	118.0	77.5	—	93.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, equipment and other productive assets	—	(33.1)	(28.9)	—	(62.0)
Proceeds from sale of property and equipment	—	0.3	0.5	—	0.8
Payment for acquisitions, net	(53.5)	—	—	—	(53.5)
Net cash provided by/(used in) investing activities from continuing operations	(53.5)	(32.8)	(28.4)	—	(114.7)
Net cash provided by/(used in) investing activities from discontinued operations	—	4.0	—	—	4.0
Net cash provided by/(used in) investing activities	(53.5)	(28.8)	(28.4)	—	(110.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	163.5	(93.2)	(70.3)	—	—
Net change in short-term borrowings	—	(5.0)	(12.2)	—	(17.2)
Proceeds from borrowing, net	—	—	0.7	—	0.7
Payments related to long-term obligations	(13.2)	(1.2)	(5.6)	—	(20.0)
Equity contribution/(redemption)	0.2	—	—	—	0.2
Net cash (used in)/provided by financing activities from continuing operations	150.5	(99.4)	(87.4)	—	(36.3)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—
Net cash (used in)/provided by financing activities	150.5	(99.4)	(87.4)	—	(36.3)
Effect of foreign currency on cash	—	—	3.0	—	3.0
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(5.2)	(10.2)	(35.3)	—	(50.7)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5.3	16.2	84.9	—	106.4
CASH AND EQUIVALENTS AT END OF PERIOD	$0.1	$6.0	$49.6	$—	$55.7

Catalent Pharma Solutions, Inc. and Subsidiaries
Consolidating Statements of Cash Flows
For the Nine Months Ended March 31, 2013
(Unaudited; Dollars in millions)

	Issuer	Guarantor Subsidiaries	Non- Guarantor	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by/(used in) operating activities from continuing operations	$(145.9)	$119.1	$111.2	$—	$84.4
Net cash provided by/(used in) operating activities from discontinued operations	—	(1.2)	—	—	(1.2)
Net cash provided by/(used in) operating activities	(145.9)	117.9	111.2	—	83.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and other productive assets	—	(53.7)	(31.1)	—	(84.8)
Proceeds from sale of property and equipment	—	0.2	0.1	—	0.3
Net cash provided by/(used in) investing activities from continuing operations	—	(53.5)	(31.0)	—	(84.5)
Net cash provided by/(used in) investing activities from discontinued operations	—	—	—	—	—
Net cash provided by/(used in) investing activities	—	(53.5)	(31.0)	—	(84.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany	174.8	(93.5)	(81.3)	—	—
Net change in short-term borrowings	—	(5.3)	(4.2)	—	(9.5)
Proceeds from borrowing, net	399.3	—	—	—	399.3
Repayments of long-term obligations	(422.6)	(1.8)	(9.9)	—	(434.3)
Reclassification of call premium payment	(7.6)	—	—	—	(7.6)
Equity contribution/(redemption)	0.7	—	—	—	0.7
Net cash (used in)/provided by financing activities from continuing operations	144.6	(100.6)	(95.4)	—	(51.4)
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—	—	—
Net cash provided by/(used in) financing activities	144.6	(100.6)	(95.4)	—	(51.4)
Effect of foreign currency on cash	—	—	1.2	—	1.2
NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS	(1.3)	(36.2)	(14.0)	—	(51.5)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	2.7	49.5	86.8	—	139.0
CASH AND EQUIVALENTS AT END OF PERIOD	$1.4	$13.3	$72.8	$—	$87.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Critical Accounting Policies and Estimates
The preparations of financial statements are in conformity with U.S. GAAP. These standards require management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Such estimates include, but are not limited to, allowance for doubtful accounts, inventory and long-lived asset valuation, goodwill and other intangible asset impairment, income taxes, derivative financial instruments, self-insurance accruals, loss contingencies and restructuring charge reserves. Actual amounts may differ from these estimated amounts.
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
Results of Operations
Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

	Three Months Ended March 31,		Increase/(Decrease)
(Dollars in millions)	2014	2013	Change $	Change %
Net revenue	$453.1	$447.0	$6.1	1%
Cost of sales	301.4	309.6	(8.2)	(3)%
Gross margin	151.7	137.4	14.3	10%
Selling, general and administrative expenses	87.6	83.7	3.9	5%
Impairment charges and (gain)/loss on sale of assets	0.4	2.2	(1.8)	(82)%
Restructuring and other	3.5	3.6	(0.1)	(3)%
Operating earnings/(loss)	60.2	47.9	12.3	26%
Interest expense, net	40.4	53.6	(13.2)	(25)%
Other (income)/expense, net	5.2	8.3	(3.1)	(37)%
Earnings/(loss) from continuing operations, before income taxes	14.6	(14.0)	28.6	*
Income tax expense/(benefit)	6.6	(0.1)	6.7	*
Earnings/(loss) from continuing operations	8.0	(13.9)	21.9	*
Net earnings/(loss) from discontinued operations, net of tax	(1.7)	(4.9)	3.2	*
Net earnings/(loss)	6.3	(18.8)	25.1	*
Less: Net earnings/(loss) attributable to noncontrolling interest, net of tax	(0.4)	—	(0.4)	*
Net earnings/(loss) attributable to Catalent	$6.7	$(18.8)	$25.5	*

*	Percentage not meaningful

Net Revenue
Net revenue increased $6.1 million, or 1%, for the three months ended March 31, 2014 compared to the same period in the prior year. Excluding the unfavorable impact from foreign exchange fluctuation of $1.4 million, or less than 1%, net revenue increased by $7.5 million, or 2%, as compared to the same period in the prior year. The increase was primarily driven by increased demand in our Medication Delivery Solutions and Development and Clinical Services segments, partially offset by decreased sales in our modified release technologies business within our Oral Technologies segment.
Gross Margin
Gross margin increased $14.3 million, or 10%, for the three months ended March 31, 2014. Excluding the unfavorable impact from foreign exchange fluctuation of $0.7 million, or 1%, gross margin increased by $15.0 million, or 11%, as compared to the same period in the prior year. The increase in gross margin was primarily due to a favorable shift in revenue mix within our Medication Delivery Solutions and Development and Clinical Services segments and favorable shift in revenue mix within our softgel business within our Oral Technologies segment, partially offset by decreased sales in our modified release technologies business within our Oral Technologies segment.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $3.9 million, or 5%, for the three months ended March 31, 2014. primarily due to timing of variable employee related compensation plans and increased external professional services expenses as compared to the prior year period, which was partially offset by lower amortization and depreciation expense. Foreign exchange had an immaterial impact on the selling, general and administrative expenses during the three months ended March 31, 2014.
Restructuring and Other
Restructuring and other charges of $3.5 million for the three months ended March 31, 2014 was generally comparable to the three months ended March 31, 2013. The three months ended March 31, 2014 included restructuring initiatives across several of our operations which were enacted to improve the cost efficiency of our work-force and expenses associated with acquisition synergy actions such as site consolidation.
Interest Expense, net
Interest expense, net of $40.4 million for the three months ended March 31, 2014 decreased by $13.2 million, or 25%, compared to the three months ended March 31, 2013, primarily driven by the absence of interest rate swaps in the three months ended March 31, 2014 coupled with a lower average interest rate as a result of our debt refinancing activity which occurred in the fourth quarter of our fiscal 2013 year.
Other (Income)/Expense, net
Other expense, net of $5.2 million for the three months ended March 31, 2014 decreased by $3.1 million, or 37%, compared to the three months ended March 31, 2013 primarily driven by a reduction in non-cash foreign currency translation losses.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the three months ended March 31, 2014 was $6.6 million relative to earnings before income taxes of $14.6 million. Our benefit for income taxes for the three months ended March 31, 2013 was $0.1 million relative to losses before income taxes of $14.0 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at March 31, 2014 reflects an increase in a tax reserve related to the potential dis-allowance of certain tax benefits in the United Kingdom, additional tax exposures in Switzerland and an increase in worldwide pretax earnings during the quarter.

Segment Review
Our results on a segment basis for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 are as follows:

	Three Months Ended March 31,		Increase/(Decrease)
(Dollars in millions)	2014	2013	Change $	Change %
Oral Technologies
Net revenue	$287.3	$303.1	$(15.8)	(5)%
Segment EBITDA	76.2	76.5	(0.3)	*
Medication Delivery Solutions
Net revenue	65.4	53.9	11.5	21%
Segment EBITDA	15.7	8.3	7.4	89%
Development and Clinical Services
Net revenue	103.7	93.0	10.7	12%
Segment EBITDA	23.0	15.9	7.1	45%
Inter-segment revenue elimination	(3.3)	(3.0)	(0.3)	(10)%
Unallocated Costs (1)	(24.4)	(22.0)	(2.4)	(11)%
Combined Total
Net revenue	$453.1	$447.0	$6.1	1%

EBITDA from continuing operations	$90.5	$78.7	$11.8	15%

*	Percentage not meaningful

(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Impairment charges and gain/(loss) on sale of assets	$(0.4)	$(2.2)
Equity compensation	(1.1)	(0.6)
Restructuring and other special items	(6.1)	(6.7)
Sponsor advisory fee	(3.3)	(2.9)
Noncontrolling interest	0.4	—
Other income/(expense), net(2)	(5.2)	(8.3)
Non-allocated corporate costs, net	(8.7)	(1.3)
Total unallocated costs	$(24.4)	$(22.0)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation.

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Three Months Ended March 31,
(Dollars in millions)	2014	2013
Earnings/(loss) from continuing operations	$8.0	$(13.9)
Depreciation and amortization	35.1	39.1
Interest expense, net	40.4	53.6
Income tax (benefit)/expense	6.6	(0.1)
Noncontrolling interest	0.4	—
EBITDA from continuing operations	$90.5	$78.7

Oral Technologies segment
Net revenue decreased by $15.8 million, or 5%, for the three months ended March 31, 2014. Excluding the unfavorable impact from foreign exchange fluctuation of $4.9 million, or 2%, Oral Technologies' net revenue decreased $10.9 million, or 4%. The decrease is primarily due to decreased sales of approximately $15 million, or 5% within our modified release technologies business and is primarily attributable to the prior year period including $12 million of packaging services related revenue. In June 2013 we wound down our U.K. packaging services operation and no material revenue is included in the current year period. In addition, demand for our softgel offering increased approximately $3 million, or 1%, as compared to the three months ended March 31, 2013.
Oral Technologies’ segment EBITDA decreased by $0.3 million, or less than 1%, for the three months ended March 31, 2014. Excluding the unfavorable impact from foreign exchange fluctuation of $1.4 million, or 2%, the Oral Technologies' Segment EBITDA increased by $1.1 million, or 1%, compared to the same period a year earlier. This increase was primarily due to more profitable research and development profit participation revenue in the segment, partially offset by unfavorable product mix in our modified release technologies business.
Medication Delivery Solutions segment
Net revenue increased by $11.5 million, or 21%, for the three months ended March 31, 2014. Excluding the favorable impact from foreign exchange fluctuation of $1.3 million, or 2%, Medication Delivery Solutions' net revenue increased by $10.2 million, or 19%, primarily due to higher demand for injectable products from our European pre-filled syringe operations.
Medication Delivery Solutions' segment EBITDA increased by $7.4 million, or 89%, for the three months ended March 31, 2014. Excluding the favorable impact from foreign exchange fluctuation of $0.3 million, or 4%, Medication Delivery Solutions' segment EBITDA increased by $7.1 million, or 86%, primarily due to favorable product mix for injectable products from our European pre-filled syringe operations and higher margin revenue from our blow-fill-seal technology platform.
Development and Clinical Services segment
Net revenues increased by $10.7 million, or 12%, for the three months ended March 31, 2014. Excluding the favorable impact from foreign exchange fluctuation of $2.3 million, or 2%, Development and Clinical Services' net revenue increased by $8.4 million, or 9%, primarily driven by increased demand from our analytical service operations of approximately $6 million, or 6%, and increased demand for our clinical services offerings of approximately $3 million, or 3% primarily driven by increased product sourcing service revenue of approximately $5 million, partially offset by decreased volume in our manufacturing and packaging services.
Development and Clinical Services' segment EBITDA increased by $7.1 million, or 45%, for the three months ended March 31, 2014. Excluding the favorable impact from foreign exchange fluctuation of $0.6 million, or 4%, Development and Clinical Services' segment EBITDA increased by $6.5 million, or 41%, primarily due to increased demand from our analytical service operations and services associated with clinical trials, partially offset by unfavorable mix relating to product sourcing services within the clinical manufacturing and packaging services business.

Nine Months Ended March 31, 2014 compared to the Nine Months Ended March 31, 2013

	Nine Months Ended March 31,		Increase/(Decrease)
(Dollars in millions)	2014	2013	Change $	Change %
Net revenue	$1,308.1	$1,295.1	$13.0	1%
Cost of sales	899.8	900.2	(0.4)	*
Gross margin	408.3	394.9	13.4	3%
Selling, general and administrative expense	256.2	251.7	4.5	2%
Impairment charges and (gain)/loss on sale of assets	0.4	4.6	(4.2)	(91)%
Restructuring and other	11.9	12.7	(0.8)	(6)%
Operating earnings/(loss)	139.8	125.9	13.9	11%
Interest expense, net	122.8	160.7	(37.9)	(24)%
Other (income)/expense, net	2.8	20.3	(17.5)	(86)%
Earnings/(loss) from continuing operations, before income taxes	14.2	(55.1)	69.3	*
Income tax expense/(benefit)	23.3	5.9	17.4	*
Earnings/(loss) from continuing operations	(9.1)	(61.0)	51.9	(85)%
Net earnings/(loss) from discontinued operations, net of tax	(2.7)	(4.9)	2.2	*
Net earnings/(loss)	(11.8)	(65.9)	54.1	(82)%
Net earnings/(loss) attributable to noncontrolling interest	(0.8)	—	(0.8)	*
Net earnings/(loss) attributable to Catalent	$(11.0)	$(65.9)	$54.9	(83)%

*	Percentage not meaningful
Net Revenue
Net revenue increased $13.0 million, or 1%, for the nine months ended March 31, 2014. Excluding the unfavorable impact from foreign exchange fluctuation of $5.3 million, or less than 1%, net revenue increased by $18.3 million, or 1%, as compared to the nine months ended March 31, 2013. The increase was primarily driven by increased demand in our Medication Delivery Solutions segment and our Development and Clinical Services segment, partially offset by lower volume within our Oral Technologies segment.
Gross Margin
Gross margin increased $13.4 million, or 3%, for the nine months ended March 31, 2014. Excluding the unfavorable impact from foreign exchange fluctuation of $2.3 million, or 1%, gross margin increased by $15.7 million, as compared to the nine months ended March 31, 2013. The increase in gross margin was primarily due to a favorable shift in revenue mix within our Medication Delivery Solutions segment and within our softgel business within our Oral Technologies segment, partially offset by unfavorable revenue mix within our Development and Clinical Services segment and decreased sales in our modified release technologies business within our Oral Technologies segment.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $4.5 million, or 2%, for the nine months ended March 31, 2014. Excluding the impact from foreign exchange fluctuation of $0.7 million, or less than 1%, selling, general and administrative expense increased by $5.2 million, as compared to the nine months ended March 31, 2013, primarily due to employee compensation costs driven by inflationary increases, partially offset by decreased integration costs related to the acquisition of the Aptuit CTS business and decreased amortization and depreciation expense.

Restructuring and Other
Restructuring and other charges of $11.9 million for the nine months ended March 31, 2014 decreased by $0.8 million, or 6%, compared to the nine months ended March 31, 2013. The prior period charges primarily related to headcount reduction within our Oral Technology segment during the nine months ended March 31, 2013. The nine months ended March 31, 2014 included restructuring initiatives across several of our operations which were enacted to improve cost efficiency, including the consolidation of our Allendale clinical services operation into our Philadelphia location and employee related severance expenses.
Interest Expense, net
Interest expense, net of $122.8 million for the nine months ended March 31, 2014 decreased by $37.9 million, or 24%, compared to nine months ended March 31, 2013, primarily driven by the absence of interest rate swaps in the current period coupled with a lower average interest rate as a result of our debt refinancing activity which occurred in fiscal 2013.
Other (Income)/Expense, net
Other expense, net of $2.8 million for the nine months ended March 31, 2014 changed from a net expense of $20.3 million in the nine months ended March 31, 2013. Other expense, net for the nine months ended March 31, 2013 was primarily driven by expenses related to the October 2012 redemption of our Senior Toggle Notes, which included the call premium and the write off of unamortized deferred financing fees. Other expense, net of $2.8 million for the nine months ended March 31, 2014 was primarily driven by non-cash unrealized gains related to foreign currency translation partially offset by realized losses related to foreign currency translation.
Provision/(Benefit) for Income Taxes
Our provision for income taxes for the nine months ended March 31, 2014 was $23.3 million relative to earnings before income taxes of $14.2 million. Our provision for income taxes for the nine months ended March 31, 2013 was $5.9 million relative to losses before income taxes of $55.1 million. The income tax provision for the current period is not comparable to the same period of the prior year due to changes in pretax income over many jurisdictions and the impact of discrete items. Generally, fluctuations in the effective tax rate are primarily due to changes in our geographic pretax income resulting from our business mix and changes in the tax impact of permanent differences, restructuring, other special items and other discrete tax items, which may have unique tax implications depending on the nature of the item. Our effective tax rate at March 31, 2014 reflects an increase in a tax reserve related to the potential disallowance of certain tax benefits in the United Kingdom, partially offset by a deferred tax benefit resulting from a reduction in the United Kingdom statutory tax rate during the first quarter of fiscal 2014 and benefits derived from operations outside the United States, which are generally taxed at lower rates than the U.S. statutory rate of 35%.

Segment Review
Our results on a segment basis for the nine months ended March 31, 2014 compared to the nine months ended March 31, 2013 are as follows:

	Nine Months Ended March 31,		Increase/(Decrease)
(Dollars in millions)	2014	2013	Change $	Change %
Oral Technologies
Net revenue	$832.0	$853.0	$(21.0)	(2)%
Segment EBITDA	211.2	214.9	(3.7)	(2)%
Medication Delivery Solutions
Net revenue	177.2	151.2	26.0	17%
Segment EBITDA	30.9	17.1	13.8	81%
Development and Clinical Services
Net revenue	306.8	298.1	8.7	3%
Segment EBITDA	57.2	55.5	1.7	3%
Inter-segment revenue elimination	(7.9)	(7.2)	(0.7)	(10)%
Unallocated Costs (1)	(52.6)	(67.0)	14.4	21%
Combined Total
Net revenue	$1,308.1	$1,295.1	$13.0	1%

EBITDA from continuing operations	$246.7	$220.5	$26.2	12%

*	Percentage not meaningful

(1)	Unallocated costs includes equity-based compensation, impairment charges, certain other corporate directed costs, and other costs that are not allocated to the segments as follows:

	Nine Months Ended March 31,
(Dollars in millions)	2014	2013
Impairment charges and gain/(loss) on sale of assets	$(0.4)	$(4.6)
Equity compensation	(3.4)	(2.2)
Restructuring and other special items	(20.9)	(21.3)
Sponsor advisory fee	(9.7)	(9.4)
Noncontrolling interest	0.8	—
Other income/(expense)(2), net	(2.8)	(20.3)
Non-allocated corporate costs, net	(16.2)	(9.2)
Total unallocated costs	$(52.6)	$(67.0)

(2)	Primarily relates to realized and unrealized gains/(losses) related to foreign currency translation and expenses related to financing transactions during the period

Provided below is a reconciliation of earnings/(loss) from continuing operations to EBITDA from continuing operations:

	Nine Months Ended March 31,
(Dollars in millions)	2014	2013
Earnings/(loss) from continuing operations	$(9.1)	$(61.0)
Depreciation and amortization	108.9	114.9
Interest expense, net	122.8	160.7
Income tax (benefit)/expense	23.3	5.9
Noncontrolling interest	0.8	—
EBITDA from continuing operations	$246.7	$220.5

Oral Technologies segment
Net revenue decreased by $21.0 million, or 2%, for the nine months ended March 31, 2014. Excluding the unfavorable impact from foreign exchange fluctuation of $12.7 million, or 1%, Oral Technologies’ net revenue decreased $8.3 million, or 1%. The decrease is primarily due to decreased sales of approximately $24 million, or 3% within our modified release technologies business and is attributable to the prior year period including approximately $31 million of packaging services related revenue. In June 2013 we wound down our U.K. packaging services operation and no material revenue is included in the current year period. In addition, demand for our softgel offering increased approximately $16 million, or 2%, as compared to the nine months ended March 31, 2013.
Oral Technologies' segment EBITDA decreased by $3.7 million, or 2%, for the nine months ended March 31, 2014. Excluding the unfavorable impact from foreign exchange fluctuation of $3.1 million, or 1%, Oral Technologies' segment EBITDA decreased by $0.6 million, or less than 1%, as compared to the nine months ended March 31, 2013. The decrease was primarily driven by unfavorable mix in our softgel offering within the Oral Technologies segment.
Medication Delivery Solutions segment
Net revenue increased by $26.0 million, or 17%, for the nine months ended March 31, 2014. Excluding the favorable impact from foreign exchange fluctuation of $4.1 million, or 3%, Medication Delivery Solutions' net revenue increased by $21.9 million, or 14%, as compared to the nine months ended March 31, 2013 primarily due to increased demand for injectable products at our European pre-filled syringe operations of approximately $20 million, or 13% as well as increased demand for products utilizing our blow-fill-seal technology platform of approximately $6 million, or 4%. These increases were partially offset by decreased demand for biologics services of approximately $5 million, or 3%.
Medication Delivery Solutions' segment EBITDA increased by $13.8 million, or 81%, for the nine months ended March 31, 2014. Excluding the favorable impact from foreign exchange fluctuation of $0.6 million, or 4%, Medication Delivery Solutions' segment EBITDA increased by $13.2 million, or 77%, as compared to the nine months ended March 31, 2013. The increase was primarily attributable to the increased demand for injectable and blow-fill-seal products as noted above, partially offset by lower revenue from our biologics offerings as compared to a strong prior year period.
Development and Clinical Services segment
Net revenues increased by $8.7 million, or 3%, for the nine months ended March 31, 2014. Excluding the favorable impact from foreign exchange fluctuation of $3.3 million, or 1%, Development and Clinical Services' net revenue increased by $5.4 million, or 2%, as compared to the nine months ended March 31, 2013 primarily due to increased demand from our analytical service operations of approximately $16 million, or 5% and increased demand for manufacturing and packaging services in North America of approximately $2 million, or 1%, partially offset by decreased demand for manufacturing and packaging services in Europe of approximately $15 million, or 5%. As we consolidated two of our operations in pursuit of acquisition synergies, we experienced revenue declines due to the hesitancy of customers to renew or place new business while we transitioned customer clinical studies. We believe such fluctuations to be temporary in nature.
Development and Clinical Services' segment EBITDA increased by $1.7 million, or 3%, for the nine months ended March 31, 2014. Excluding the favorable impact from foreign exchange fluctuation of $0.8 million, or 1%, Development and Clinical Services' net revenue increased by $0.9 million, or 2%, as compared to the nine months ended March 31, 2013, primarily due to decreased demand for manufacturing and packaging services, partially offset by increased demand and favorable revenue mix for analytical services.

Liquidity and Capital Resources
Sources and Uses of Cash
Our principal source of liquidity has been cash flow generated from operations. The principal uses of cash are to fund planned operating and capital expenditures, interest payments on debt and any mandatory or discretionary principal payments on debt issuances. As of March 31, 2014, our financing needs were supported by a $200.3 million revolving credit facility. As of March 31, 2014, the revolving credit facility is only impacted by $11.8 million of outstanding letters of credit. The revolving credit facility matures April 10, 2016. The April 10, 2016 maturity date is subject to certain conditions regarding the refinancing or repayment of our term loans, $350 million aggregate principal amount of 7.875% Senior Notes due October 2018 (the "7.875% Notes"), the €225 million aggregate principal amount of 9.75% euro-denominated Senior Subordinated Notes due April 2017 (the "Senior Subordinated Notes"), and certain other unsecured debt.
Cash Flows
The following table summarizes our consolidated statement of cash flows from continuing operations:

	Nine Months Ended March 31,
(Dollars in millions)	2014	2013	Change $
Net cash provided by/(used in):
Operating activities	$95.2	$84.4	$10.8
Investing activities	$(114.7)	$(84.5)	$(30.2)
Financing activities	$(36.3)	$(51.4)	$15.1

Operating Activities
For the nine months ended March 31, 2014, cash provided by operating activities was $95.2 million compared to $84.4 million for the comparable prior year period. Cash provided by operating activities increased primarily due to lower interest expense driven by the absence of interest rate swaps in the current period and an overall lower weighted average interest rate as a result of our debt refinancing activity that occurred in the prior fiscal period.
Investing Activities
For the nine months ended March 31, 2014, cash used in investing activities was $114.7 million compared to $84.5 million for the comparable prior year period. Acquisitions of property, plant and equipment totaled $62.0 million for the nine months ended March 31, 2014 as compared to $84.8 million in the comparable prior year period, which included capital investments of approximately $20 million in our biologics facility in Madison, WI. During the nine months ended March 31, 2014, we expended $53.5 million for acquisition activities, including the purchase of 100% of a softgel manufacturing business in Brazil and a 67% controlling interest in a softgel manufacturing facility located in Haining, China. There were no acquisitions in the comparable prior year period.
Financing Activities
For the nine months ended March 31, 2014, cash used in financing activities was $36.3 million compared to cash used in financing activities of $51.4 million for the comparable prior year period. The $36.3 million of cash used in financing activities attributable to the nine months ended March 31, 2014 was comprised of $20.0 million in principal repayments primarily related to our Secured Credit Agreement and other borrowings and a net decrease of $17.2 million in short-term borrowings due primarily to the full repayment of certain indebtedness acquired in connection with two business combinations executed during the period and the repayment of other short-term borrowings outside of the United States. The year-over-year fluctuation was primarily driven by the net proceeds from borrowings of $399.3 million related to the issuance of the 7.875% Notes issued in the comparable prior year period. This cash inflow was offset by $434.3 million in principal repayments, which primarily relate to the redemption of our previously outstanding Senior PIK-Election Notes. No such activity occurred in the nine months ended March 31, 2014.

Debt and Financing Arrangements
We have historically used interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of March 31, 2014, we did not have any interest rate swap agreements in place.
As of March 31, 2014, we were in compliance with all restrictive covenants related to our long-term obligations.
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
The Secured Credit Agreement, the Unsecured Credit Agreement, and the indentures governing our notes also contain change of control provisions and certain customary affirmative covenants and events of default. As of March 31, 2014, we were in compliance with all covenants related to our long-term obligations. Our long-term debt obligations do not contain any financial maintenance covenants.
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

As of March 31, 2014 and June 30, 2013, the amounts of cash and cash equivalents held by foreign subsidiaries were $49.6 million and $84.9 million out of the total consolidated cash and cash equivalents of $55.7 million and $106.4 million. We believe that the amount of funds held by foreign subsidiaries as of such dates not readily convertible into other foreign currencies, including U.S. dollars, was $2.3 million and $7.0 million, respectively. Based on our domestic cash flows from operations and our other sources of liquidity, we believe we have sufficient access to funds for our expected future domestic liquidity needs. Our intent is to continue to reinvest undistributed earnings of our foreign local entities and we do not currently plan to repatriate them to fund our operations in the United States. In the event we need to repatriate funds from outside of the United States, such repatriation would likely be subject to restrictions by local laws and/or tax consequences including foreign withholding taxes or U.S. income taxes. It is not feasible to estimate the amount of U.S. tax that might be payable on the remittance of such earnings.

Historical and Adjusted EBITDA
Our Adjusted EBITDA for the last twelve months ended March 31, 2014 based on the definitions in our indentures, the Secured Credit Agreement and the Unsecured Credit Agreement is calculated as follows:

(Dollars in millions)	Twelve Months Ended March 31, 2014
Earnings/(loss) from continuing operations	$3.9
Interest expense, net	165.3
Income tax (benefit)/provision	41.5
Depreciation and amortization	146.2
Noncontrolling interest	0.9
EBITDA from continuing operations	357.8

Equity compensation (1)	4.0
Impairment charges and (gain)/loss on sale of assets (2)	1.0
Financing related expenses (3)	5.8
U.S. GAAP Restructuring (4)	17.6
Acquisition, integration and other special items (5)	11.9
Foreign Exchange loss (gain) (included in other, net) (6)	(4.5)
Other adjustments (7)	3.5
Sponsor advisory fee (8)	12.6
Adjusted EBITDA	$409.7

(1)	Reflects non-cash stock-based compensation expense under the provisions of ASC 718 Compensation – Stock Compensation.

(2)	Reflects non-cash asset impairment charges or gains and losses from the sale of assets not included in U.S. GAAP Restructuring and other special items discussed below.

(3)	Reflects the expenses associated with refinancing activities undertaken by us during the period.

(4)
Reflects U.S. GAAP restructuring charges which were primarily attributable to activities which focus on various aspects of operations, including consolidating certain operations, rationalizing headcount and aligning operations in a more strategic and cost-efficient structure to optimize our business.

(5)	Primarily reflects acquisition and ongoing integration related costs.

(6)
Foreign exchange gain of $4.5 million for the twelve months ended March 31, 2014 included $9.3 million of unrealized foreign currency exchange rate gains primarily driven by gains of $22.1 million related to inter-company loans denominated in a currency different from the functional currency of either the borrower or the lender, partially offset by foreign currency exchange losses of $12.8 million driven by the ineffective portion of the net investment hedge related to the Euro denominated debt. The foreign exchange adjustment was also impacted by the exclusion of realized foreign currency exchange rate losses from the non-cash and cash settlement of inter-company loans of $4.8 million. Inter-company loans are between Catalent entities and do not reflect the ongoing results of the companies trade operations.

(7)	Reflects certain other adjustments made pursuant to the definition of "EBITDA" under our indentures and credit agreements.

(8)	Represents amount of sponsor advisory fee. Refer to Note 9 of the Consolidated Financial Statements for further discussion.
Interest Rate Risk Management

A portion of the debt used to finance the Company’s operations is exposed to interest rate fluctuations. We may use various hedging strategies and derivative financial instruments to create an appropriate mix of fixed and floating rate assets and liabilities. The primary interest rate exposure as of March 31, 2014 is to interest rate fluctuations in the United States and Europe, especially USD LIBOR and EURIBOR interest rates. Historically, the Company has used interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of March 31, 2014, we did not have any interest rate swap agreements in place that would have the economic effect of modifying the variable interest obligations associated with our floating rate term loans.

Currency Risk Management
The Company is exposed to fluctuations in the EUR-USD exchange rate on its investments in foreign operations in Europe. While the Company does not actively hedge against changes in foreign currency, we have mitigated the exposure of our investments in our European operations by denominating a portion of our debt in euros. At March 31, 2014, the Company had euro denominated debt outstanding of $576.0 million that qualifies as a hedge of a net investment in foreign operations. For non-derivatives designated and qualifying as net investment hedges, the effective portion of the translation gains or losses are reported in accumulated other comprehensive income/(loss) as part of the cumulative translation adjustment. For the three and nine months ended March 31, 2014, the Company recorded an unrealized foreign exchange loss of $2.7 million and a loss of $18.1 million, respectively, within cumulative translation adjustment. For the three and nine months ended March 31, 2013, the Company recorded an unrealized foreign exchange gain of $12.6 million and a loss of $13.2 million, respectively, within cumulative translation adjustment. The net accumulated gain of this net investment as of March 31, 2014 included within other comprehensive income/(loss) was approximately $45.0 million. For the three and nine months ended March 31, 2014, the Company recognized an unrealized foreign exchange loss of $1.3 million and a loss of $11.6 million in the consolidated statement of operations related to a portion of its euro-denominated debt not designated as a net investment hedge. For the three and nine months ended March 31, 2013, the Company recognized an unrealized foreign exchange gain of $4.2 million and a loss of $5.4 million, respectively.
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

Off-Balance Sheet Arrangements
Other than operating leases, we do not have any material off-balance sheet arrangements as of March 31, 2014.

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
Interest Rate Risk
We have historically used interest rate swaps to manage the economic effect of variable rate interest obligations associated with our floating rate term loans so that the interest payable on the term loans effectively becomes fixed at a certain rate, thereby reducing the impact of future interest rate changes on our future interest expense. As of March 31, 2014, we did not have any interest rate swap agreements in place that would either have the economic effect of modifying the variable interest obligations associated with our floating rate term loans or would be considered effective cash flow hedges for financial reporting purposes.
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
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer, and the Company’s Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s President and Chief Executive Officer, and the Company’s Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Executive Vice President and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
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

101.1
The following financial information from Catalent Pharma Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income/(Loss) for the Three and Nine Months Ended March 31, 2014 and 2013 (iii) Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013; (iv) Consolidated Statement of Changes in Shareholders’ Equity/(Deficit) as of March 31, 2014; (v) Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2014 and 2013; and (vi) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALENT PHARMA SOLUTIONS, INC. (REGISTRANT)

Date:	April 23, 2014	By:	/s/ John R. Chiminski
John R. Chiminski
President & Chief Executive Officer

Date:	April 23, 2014	By:	/s/ Matthew M. Walsh
Matthew M. Walsh
Executive Vice President & Chief Financial Officer